Form 10-Q
period 1998-03-31
LOCAL FINANCIAL CORP /NV
filed 1998-06-04
CIK 1047125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1998.

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                             Commission File Number:
                                    333-43727

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             65-0424192
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

          3601 N. W. 63RD, OKLAHOMA CITY, OK                        73116
          ----------------------------------------                 --------
          (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code:    (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of June 1, 1998 were as follows:

                                NUMBER OF SHARES
                         -------------------------------
                                   20,537,209



                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                          PAGE
PART I.           FINANCIAL INFORMATION
       Item 1.      Consolidated Statements of Financial Condition -
                    June 30, 1997 and March 31, 1998.........................................................1

                    Consolidated Statements of Operations -
                    For the Three Months and Nine Months Ended March 31, 1998
                    and 1997.................................................................................2

                    Consolidated Statements of Stockholders' Equity for the nine months ended March 31, 1998 and 1997.....................................................3

                    Consolidated Statements of Cash Flows -
                    For the Nine Months Ended March 31, 1998 and 1997........................................4

                    Notes to Consolidated Financial Statements...............................................5

       Item 2.      Management's Discussion and Analysis of Financial Condition
                    And Results of Operations................................................................8

       Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............................23


PART II.            OTHER INFORMATION

       Item 6.      Exhibits................................................................................23

Signatures      ............................................................................................24

Index to Exhibits       ....................................................................................25

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                March 31,      June 30,
                                                                  1998           1997
                                                              -------------  ------------

                           ASSETS
Cash and due from banks                                       $      24,292  $     15,904
Interest bearing deposits with other banks                                -        89,500
Securities purchased under agreements to resell                     208,500             -
Securities available for sale                                       551,167       985,565
Securities held to maturity                                               -       408,207
Loans receivable, net of allowance for loan losses
   of $24,687 at March 31, 1998 and $11,435 at
   June 30, 1997                                                  1,041,382     1,013,824
Federal Home Loan Bank of Topeka stock, at cost                      47,640        40,046
Premises and equipment, net                                          14,927        11,060
Assets acquired through foreclosure and repossession, net               285         8,399
Intangible assets, net                                                8,004         2,398
Deferred tax asset, net                                              24,177        16,976
Current income taxes receivable                                      27,730        13,568
Other assets                                                         31,930        19,734

                                                              -------------  ------------
           Total assets                                       $   1,980,034  $  2,625,181
                                                              =============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand                                                   $     275,700  $    248,322
     Savings                                                         73,528        71,576
     Time                                                         1,309,802     1,324,458
                                                              -------------  ------------
           Total deposits                                         1,659,030     1,644,356

Advances from borrowers for taxes and insurance                       6,135         7,481
Securities sold under agreements to repurchase                            -       310,801
Advances from the Federal Home Loan Bank of Topeka                  108,735       531,161
Senior notes                                                         80,000             -
Notes payable                                                             -         7,010
Other liabilities                                                    28,979        21,743

                                                              -------------  ------------
           Total liabilities                                      1,882,879     2,522,552
                                                              -------------  ------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares
      authorized 20,537,269 shares issued and
      20,537,209 shares outstanding at March 31, 1998;
      2,000 shares authorized; 60 shares issued and
      outstanding at June 30, 1997                                      205             -
   Preferred Stock, $0.01 par value, 5,000,000 shares
      authorized; none outstanding                                        -             -
   Additional paid-in capital                                       206,757        16,896
   Retained earnings                                                 36,009       117,716
   Treasury stock, 60 shares, at cost                              (149,436)            -
   Unrealized gains (losses) on securities available for
      sale, net of income tax provision (benefit) of $1,950
      and ($17,222) respectively                                      3,620       (31,983)

                                                              -------------  ------------
           Total stockholders' equity                                97,155       102,629

                                                              -------------  ------------
           Total liabilities and stockholders' equity         $   1,980,034  $  2,625,181
                                                              =============  ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                  (unaudited)

                                                                   Nine Months Ended              Three Months Ended
                                                                       March 31,                       March 31,
                                                                 ----------------------          ----------------------
                                                                  1998            1997            1998            1997
                                                                 ------          ------          ------          ------
Interest and dividend income:
  Loans                                                          $   72,317     $   80,661       $   22,529     $   27,482
  Securities available for sale                                      36,998         68,822            8,885         17,664
  Securities held to maturity                                         3,193         17,537                -          6,519
  Federal Home Loan Bank of Topeka stock                              2,528          2,839              851            574
  Short term investments and other                                    5,659          1,936            3,226            456
                                                                 ----------     ----------       ----------     ----------
Total interest and dividend income                                  120,695        171,795           35,491         52,695
                                                                 ----------     ----------       ----------     ----------
Interest Expense:
  Deposit accounts                                                   60,178         62,296           19,506         21,077
  Advances from the Federal Home Loan Bank of Topeka                 15,514         43,734            1,509         11,374
  Securities sold under agreements to repurchase and other            2,324         25,044              251          6,625
  Notes payable                                                       5,450            841            2,377            277
                                                                 ----------     ----------       ----------     ----------
Total interest expense                                               83,466        131,915           23,643         39,353
                                                                 ----------     ----------       ----------     ----------
Net interest and dividend income                                     37,229         39,880           11,848         13,342
  Provision for loan losses                                         (25,728)       (20,398)            (150)       (10,664)
                                                                 ----------     ----------       ----------     ----------
Net interest and dividend income after provision for loan losses     11,501         19,482           11,698          2,678
                                                                 ----------     ----------       ----------     ----------
Noninterest income:
  Deposit related income                                              6,092          5,393            1,987          1,728
  Loan fees and loan service charges                                  1,319          1,855              338            826
  Net gains (losses) on sale of assets                             (112,644)       (21,579)              25        (18,555)
  Other                                                                 758            742              324            227
                                                                 ----------     ----------       ----------     ----------
Total noninterest income (loss)                                    (104,475)       (13,589)           2,674        (15,774)
                                                                 ----------     ----------       ----------     ----------
Noninterest expense:
  Compensation and employee benefits                                 11,375         11,355            3,644          4,195
  Deposit insurance premiums                                            862         12,199              340            257
  Provision for uninsured risk                                            -          1,340                -            740
  Equipment and data processing                                       2,214          2,305              729            775
  Occupancy                                                           2,043          2,163              627            683
  Advertising                                                           788          1,239              266            364
  Professional fees                                                   1,471            770              487            195
  Other                                                              11,724          7,879            1,699          2,669
                                                                 ----------     ----------       ----------     ----------
Total noninterest expense                                            30,477         39,250            7,792          9,878
                                                                 ----------     ----------       ----------     ----------
Income (loss) before provision (benefit) for income taxes          (123,451)       (33,357)           6,580        (22,974)

  Provision (benefit) for income taxes                              (41,744)       (11,666)           2,331         (8,093)
                                                                 ----------     ----------       ----------     ----------
Net income (loss)                                                $  (81,707)    $  (21,691)      $    4,249     $  (14,881)
                                                                 ==========     ==========       ==========     ==========

Basic net income (loss) per share                                $   ($4.64)        ($1.41)           $0.21         ($0.97)
                                                                 ==========     ==========       ==========     ==========
Diluted net income (loss) per share                              $   ($4.64)        ($1.41)           $0.21         ($0.97)
                                                                 ==========     ==========       ==========     ==========
Weighted average shares outstanding - Basic                      17,595,675     15,400,000       20,109,302     15,400,000
                                                                 ==========     ==========       ==========     ==========
Weighted average shares outstanding - Diluted                    17,595,675     15,400,000       20,267,530     15,400,000
                                                                 ==========     ==========       ==========     ==========



   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)

                                                                                                      Unrealized
                                                                                                     Gains (Losses)
                                                          Additional                                 on Securities      Total
                                                  Common   Paid-in        Retained       Treasury    Available for   Stockholders'
                                                  Stock    Capital        Earnings        Stock        Sale, Net        Equity
                                                 --------  -------      ----------    ----------       ---------      ---------

Balance, June 30, 1996                           $     -   $ 8,797      $ 147,761     $        -       $ (48,499)     $ 108,059
      Net loss                                         -         -        (21,691)             -               -        (21,691)
      Net change in unrealized gains on
          securities available for sale, net of
          income tax of $8,892                         -         -              -              -           9,803          9,803
                                                 --------  -------      ----------    ----------       ---------      ---------
Balance, March 31, 1997                          $     -  $  8,797      $ 126,070     $        -       $ (38,696)      $ 96,171
                                                 ========  =======      ==========    ==========       =========      =========
Balance, June 30, 1997                           $     -  $ 16,896      $ 117,716     $        -       $ (31,983)     $ 102,629
      Net loss                                         -         -        (81,707)             -               -        (81,707)
      Net change in unrealized gains on
          securities available for sale, net of
          income tax of $19,172                        -         -              -              -          35,603         35,603

      Issuance of common stock                       205   189,861              -              -               -        190,066
      Purchase of treasury stock                       -         -              -       (149,436)                      (149,436)
                                                 --------  -------      ----------    ----------       ---------      ---------
Balance, March 31, 1998                          $   205 $ 206,757       $ 36,009     $ (149,436)        $ 3,620      $  97,155
                                                 ========  =======      ==========    ==========       =========      =========

  The accompanying Notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     1998              1997
                                                                                 ----------        ----------
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:
   Net income (loss)                                                             $ (81,707)        $ (21,691)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
      Provisions for uninsured risk and losses on loans and assets
               acquired through foreclosure and repossession                        25,790            21,835
      Deferred income tax expense (benefit)                                        (25,327)           (3,104)
      Accretion of discounts on loans acquired                                      (4,322)           (2,984)
      Accretion of deferred (gains) losses on interest rate swaps                      806              (535)
      Net amortization (accretion) of premium on securities available for sale        (170)            6,339
      Net amortization (accretion) of premium on securities held to maturity            97             2,690
      Depreciation and amortization                                                  2,577             2,401
      Proceeds from the sales of loans                                              46,784             2,902
      (Gain) loss on sale of assets                                                112,644            21,645
      Stock dividends received from Federal Home Loan Bank stock                    (2,541)           (2,839)
      Change in other assets                                                       (12,965)           (5,557)
      Change in other liabilities                                                    5,597           (11,026)
                                                                                 ----------        ----------
          Net cash provided by operating activities                                 67,263            10,076
                                                                                 ----------        ----------
CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                            865,146           588,377
   Proceeds from principal collections on securities available for sale            112,709            10,744
   Proceeds from principal collections on securities held to maturity               28,054            37,926
   Purchases of securities available for sale                                      (94,643)                -
   Purchases of securities held to maturity                                        (74,440)                -
   Payments on termination of interest rate swap agreements                        (47,283)                -
   Proceeds from the sales of equity securities available for sale                       -            12,986
   Purchases of repurchase agreements                                           (1,174,962)                -
   Proceeds from maturity of repurchase agreements                                 966,462                 -
   Purchases of Federal Home Loan Bank stock                                        (3,425)          (78,752)
   Proceeds from the sale of Federal Home Loan Bank stock                                -            58,924
   Loans made by non-bank subsidiary                                                   (26)          (29,154)
   Repayments of loans made by non-bank subsidiary                                  13,710            40,260
   Change in loans receivable, net                                                 (20,763)          (96,262)
   Proceeds from disposal of assets acquired through foreclosure and repossession    6,512            25,681
   Purchases of premises and equipment                                              (1,439)           (1,284)
   Proceeds from sales of premises and equipment                                        51                 6
   Cash acquired in acquisition of Green Country Banking Corporation                 2,512                 -
                                                                                 ----------        ----------
          Net cash provided by investing activities                                578,175           569,452
                                                                                 ----------        ----------
CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:
   Change in transaction accounts                                                   10,557            12,806
   Change in time deposits                                                         (74,833)           71,689
   Change in securities sold under agreements to repurchase                       (312,774)       (1,079,194)
   Proceeds from advances from the Federal Home Loan Bank                        1,459,664         8,002,571
   Repayments of advances from the Federal Home Loan Bank                       (1,904,933)       (7,585,332)


                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     ----------       ------------
   Proceed from the issuance of common stock                                         $ 181,067        $        -
   Proceeds from the issuance of senior notes                                           80,000                 -
   Payments of debt issuance costs                                                      (4,344)                -
   Repayments of note payable                                                           (7,010)                -
   Purchase of treasury stock                                                         (149,436)                -
   Payment of liability                                                                 (3,162)                -
   Change in advances by borrowers for taxes and insurance                              (1,346)             (785)
                                                                                     ----------       ------------
          Net cash absorbed by financing activities                                   (726,550)         (578,245)
                                                                                     ----------       ------------
Net change in cash and cash equivalents                                                (81,112)            1,283
Cash and cash equivalents at beginning of period                                       105,404            13,640
                                                                                     ----------       ------------
Cash and cash equivalents at end of period                                           $  24,292         $  14,923
                                                                                     ==========       ============
Supplemental disclosures of cashflow information:
   Cash paid (received) during the period for:
      Interest                                                                       $  81,413         $ 135,239
                                                                                     ==========       ============
      Income taxes                                                                   $  (2,170)        $       -
                                                                                     ==========       ============
Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure
      and repossession                                                               $   4,436         $  13,891
                                                                                     ==========       ============
   Transfer of securities available for sale to loans                                $   1,425         $       -
                                                                                     ==========       ============
   Transfer of securities held to maturity to available for sale at estimated market value (amortized cost of $454,496 for nine months
      ended March 31, 1998)                                                          $ 448,180         $       -
                                                                                     ==========       ============
   Transfer of assets acquired through foreclosure and repossession to other assets  $   6,045         $       -
                                                                                     ==========       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included; however, the results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Form S-1 Registration Statement (No. 333-43727) filed with the Securities and Exchange Commission ("SEC") (which became effective April 20,
1998).

2.       LOANS RECEIVABLE

Loans receivable are summarized below (in thousands):



                                                                   March 31, 1998        June 30 1997
                                                                   --------------        ------------

          Residential real estate loans                            $    315,852        $     282,034

          Commercial                                                    640,845              638,091

          Held for Sale                                                  23,613                7,133

          Consumer loans                                                 90,304              115,775
                                                                   ------------        -------------

                            Total gross loans                         1,070,614            1,043,033

          Less:
               Unaccreted discounted                                     (4,257)             (12,522)
               Unearned interest                                              0               (4,479)
               Allowance for loan losses                                (24,687)             (11,435)
               Deferred income                                             (288)                (773)
                                                                   ------------        -------------

                            Loans receivable, net                  $  1,041,382        $   1,013,824
                                                                   ============        =============

The Company acquires commercial real estate loans from various sources. These loans are secured primarily by multifamily residential and nonresidential real estate. The purchased loans are geographically diverse and have no significant concentrations of credit with any single borrower.

During the nine months ended March 31, 1998 and the year ended June 30, 1997, approximately $2,500,000 and $11,974,000, respectively, in guaranteed student loans were sold resulting in gains of $34,000 and $158,000, respectively. The Company continues to market student loans throughout the State of Oklahoma. The Student Loan Marketing Association ("Sallie Mae") handles the application processing, disbursement and servicing responsibilities on behalf of the Company. The Company sells student loans to Sallie Mae approximately 60 days after the loans are fully funded. At March 31, 1998 and June 30, 1997, student loans totaling approximately $8,652,000 and $1,433,000, respectively, were held for sale and are included as a component of loans receivable in the accompanying consolidated statements of financial condition.

During the nine months ended March 31, 1998, the Company designated as Held for Sale all 30-year conforming single family residential loans originated since January 1, 1998. The Company intends to securitize and sell these loans in the secondary market. At March 31, 1998, residential real estate loans held for sale totaled $14,961,000 and are included as a component of loans receivable in the accompanying consolidated statements of financial condition.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


         On August 25, 1997, the Company entered into a redemption agreement as amended on September 5, 1997 (the "Redemption Agreement") with Barron Collier and Miles Collier, the then sole stockholders of the Company (the "Selling Stockholders"). In the Redemption Agreement the Company agreed to redeem all of the Company's issued and outstanding shares of Common Stock for consideration of $154.0 million, subject to adjustments. The Redemption Agreement was contingent upon the Company raising through a private placement at least $190.0 million from the sale of its common stock and at least $70.0 million from the sale of its notes. In addition, the Company agreed to prepay a promissory note payable to the mother of the Selling Stockholders at a price equal to the principal amount thereof plus accrued and unpaid interest thereon to the date of prepayment ($7.0 million of principal and $190,000 of interest).

         On September 8, 1997, the Company entered into a purchase agreement with Friedman, Billings, Ramsey & Co. and the various purchasers (the "Purchase Agreement"). The Purchase Agreement provided generally for a private placement of $197.0 million of common stock and $80.0 million of senior notes. In conjunction with the Purchase Agreement, the Company also entered in a Registration Rights Agreement with the purchasers, which required the Company to file a registration statement with the Securities and Exchange Commission covering the securities sold under the Purchase Agreement. The Company used its net proceeds from the Purchase Agreement to fund the Redemption Agreement. It closed these agreements on September 8, 1997.

         In connection with the consummation of the transactions contemplated by the Purchase Agreement and the Redemption Agreement, Edward A. Townsend, the present Chairman of the Board and Chief Executive Officer of the Company and the subsidiary banks, Jan A. Norton, the present President of the Company and the banks and Joseph A. Leone were elected directors of the Company. All of the persons then serving as directors of the Company resigned. Following such resignations and appointments, the new members of the Board of Directors caused Robert A. Kotecki, George Nigh, Kenneth W. Townsend and J. David Rosenberg to be appointed to the Company's Board of Directors and management appointments were made.

         The Company filed its registration statement on January 5, 1998, and the registration statement was made effective on April 20, 1998. As a result, the Company became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and its common stock and senior notes began trading on AMEX under the symbols "LO" and "LO.A".

         The information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. The information contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results to differ materially include, but are not limited to: risks related to the Company's acquisition strategy, including risks of adversely changing results of operations and factors affecting the Company's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to the Company; the risks associated with the bank's Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in the Company's Form S-1 Registration Statement (No. 333-43727) for the twelve months ended December 31, 1997, as filed with the Securities and Exchange Commission (SEC) and which became effective on April 20, 1998.


CHANGES IN FINANCIAL CONDITION FROM JULY 1, 1997 TO MARCH 31, 1998

         General. Total assets decreased by $645.1 million or 24.6% during the nine months ended March 31, 1998. The substantial decrease in total assets during the first nine months of fiscal 1998 was primarily due to the sale of an aggregate of $869.8 million of mortgage-backed and other securities. The sale of mortgage-backed and other securities reflects the implementation of new management's strategy to reduce the Company's securities portfolio, particularly its COFI-based CMO portfolio. The proceeds from such sales were used primarily to repay outstanding reverse repurchase agreements and advances from the FHLB of Topeka. As a result of the foregoing, reverse repurchase agreements, which amounted to $310 million at June 30, 1997, were fully paid off as of March 31, 1998, and advances from the FHLB of Topeka declined from $531.2 million at June 30, 1997 to $108.7 million at March 31, 1998, a reduction of $422.5 million or 79.5%. The shift in the composition of the Company's asset and liability mix reflects new management's operational philosophy of emphasizing lending as opposed to investing activities. See "--Securities" below and "--General".

         On October 22, 1997, the Company and its subsidiary bank Local America Bank of Tulsa, FSB ("Local America") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Green Country Banking Corporation ("Green Country") and its wholly owned subsidiary, Green Country Bank, FSB ("Green Country Bank"), pursuant to which Green Country would be merged with and into the Company, with the Company as the surviving corporation, and in connection therewith, Green Country Bank would be merged with and into Local America (collectively, the "Merger"). The Merger was consummated on February 16, 1998 and, in connection therewith, each outstanding share of common stock and preferred stock of Green Country was converted into 27.907 and 4,150.27 newly-issued shares, respectively, of the Company's Common Stock. As a result of the foregoing, an aggregate of 837,209 shares of the Company's Common Stock were issued in connection with the Merger to the three existing shareholders of Green Country, which included Edward A. Townsend, Chairman and Chief Executive Officer of the Company, and Jan
A. Norton, President and Chief Operating Officer of the Company. The Merger was accounted for under the purchase method of accounting. On February 16, 1998, Green Country Bank operated out of three full-service offices located in Miami, Grove and Commerce, Oklahoma and had consolidated assets, liabilities, deposits and stockholders' equity of $104.6 million, $99.6 million, $79.0 million and $5.0 million, respectively.

         Cash and Cash Equivalents of the Company. Cash and cash equivalents (consisting of cash and due from banks and interest-bearing deposits with other banks) amounted to $24.3 million and $105.4 million at March 31, 1998 and June 30, 1997, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities.

         Securities. Beginning in 1993, the Company under its prior management began to implement an investment strategy whereby it purchased mortgage-backed and related securities and financed those securities primarily through reverse repurchase agreements and FHLB advances. The Company predominantly purchased adjustable-rate Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") CMOs tied to COFI. The COFI is a compilation of the average rates paid by savings institutions which are members of the 11th District of the FHLB system, and the COFI generally adjusts more slowly to changes in market rates of interest when compared to adjustable-rate loans and securities with interest rates based on other indices. As a result of recent fluctuations in the level of interest rates as well as the structure of the COFI, the values of the Company's COFI-based CMOs have declined in recent periods.

         In late 1996 and in anticipation of the proposed sale of the Company, the Company began reducing its securities, particularly its CMO holdings, through periodic bulk sale transactions. During fiscal 1997, the Company sold $743.9 million of securities and recognized $29.6 million of losses with respect to such sales. At June 30, 1997, the Company's securities portfolio amounted to $1.4 billion ($1.1 billion of which consisted of COFI-based CMOs) or 53.1% of total assets. As of such date, the Company had approximately $32.0 million of unrealized losses with respect to its securities portfolio (net of applicable tax benefits).

         During September 1997 and in connection with the Private Placement and the Redemption Transactions, new management accelerated the disposition of its securities portfolio, particularly its COFI-based CMOs. During the nine months ended March 31, 1998, the Company sold $869.8 million of securities and utilized the proceeds of such sales to repay all of its outstanding reverse repurchase agreements and $422.4 million or 79.5% of its outstanding FHLB advances outstanding at that time. The remaining proceeds were invested in short-term investments. At March 31, 1998, the Company's securities portfolio amounted to $551.2 million ($429.6 million of which consisted of COFI-based mortgage-related securities) or 27.8% of total assets. As of such date, all of the Company's securities were classified as available for sale and the Company had unrealized gains with respect to the portfolio of $3.6 million (net of applicable taxes) and the Company had no trading securities. Management may continue to reduce its securities portfolio, particularly its CMO holdings.

         Loans Receivable. Net loans receivable amounted to $1.04 billion and $1.01 billion at March 31, 1998 and June 30, 1997, respectively. Net loans receivable increased by $27.6 million or 2.7% during the nine months ended March 31, 1998. The Green Country acquisition included $91.6 million in loans; thus the remaining loan portfolio has declined $64 million. During the nine months ended March 31, 1998, the Company sold $2.5 million of guaranteed student loans and $54.1 million of indirect automobile receivables. See "Provision for Loan Losses". New management intends to emphasize lending activities as opposed to investing activities in order to enhance the weighted average yield on its interest-earning assets and, thus, its results of operations. Consequently, management expects its loan portfolio to grow over the next several years.

         Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) have declined significantly since June 30, 1997. At March 31, 1998, nonperforming assets amounted to $2.0 million or .10% of total assets, as compared to $12.6 million or .48% as of June 30, 1997. The decline in nonperforming assets during the nine months ended March 31, 1998 reflected a $2.0 million decline in non-accrual loans (primarily commercial real estate loans) and an $8.3 million decline in foreclosed assets, and was primarily due to the transfer of a $6.0 million retail shopping center from real estate owned to real estate held for investment during the period and a $0.3 million decline in accruing loans greater than 90 days delinquent. Local Federal has profitably managed the shopping center since it became real estate owned. The property was transferred to real estate held for investment during the period because the Company had exceeded the five year regulatory limit for holding real estate owned.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.


                                                               NINE MONTHS ENDED MARCH 31,
                                             -----------------------------------------------------------------
                                                          1998                              1997
                                             ------------------------------  ---------------------------------
                                                                    AVERAGE                            AVERAGE
                                               AVERAGE               YIELD/    AVERAGE                  YIELD/
                                               BALANCE    INTEREST    COST     BALANCE   INTEREST       COST
                                             ----------- ---------    ----  ----------- ---------       -----
                                                                      (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                     $ 1,069,316  $ 72,317   9.01%  $ 1,041,464 $  80,661      10.32%
    Securities (2)                               834,323    40,191   6.42%    1,947,427    86,359       5.91%
    Repurchase Agreements                        114,764     4,860   5.64%       35,944     1,477       5.47%
    Other earning assets (3)                      70,257     3,327   6.31%       67,021     3,298       6.56%
                                             ----------- ---------   ----   ----------- ---------     ------
      Total interest-earning assets            2,088,660   120,695   7.70%    3,091,856   171,795       7.40%
                                             ----------- ---------   ----   ----------- ---------     ------
Noninterest-earning assets                        91,179                         55,075
                                             -----------                    -----------
      Total assets                           $ 2,179,839                    $ 3,146,931
                                             ===========                    ===========
Interest-bearing liabilities:
    Deposits:
      Transaction accounts (4)                   276,698     5,381   2.59%      268,337     5,613       2.79%
      Term certificates of deposit             1,334,968    54,797   5.47%    1,326,971    56,683       5.69%
                                             ----------- ---------   ----   ----------- ---------     ------
        Total deposits                         1,611,666    60,178   4.97%    1,595,308    62,296       5.20%
    Borrowings:
      FHLB advances                              288,639    15,514   7.16%      875,764    43,734       6.65%
      Securities sold under agreements to
        repurchase & other                        37,091     2,324   8.35%      506,259    25,044       6.59%
      Promissory note payable                      1,740       108   8.27%       14,020       841       7.99%
      Senior Notes                                59,562     5,342  11.81%            -         -          -
                                             ----------- ---------  -----   ----------- ---------     ------
        Total interest-bearing liabilities     1,998,698    83,466   5.56%    2,991,351   131,915       5.87%
Noninterest-bearing liabilities                   96,417                         50,304
                                             -----------                    -----------
        Total liabilities                      2,095,115                      3,041,655
Stockholders' equity                              84,724                        105,276
                                             -----------                    -----------
        Total liabilities and stockholders'
           equity                            $ 2,179,839                    $ 3,146,931
                                             ===========                    ===========
Net interest-earning assets                  $    89,962                    $   100,505
                                             ===========                    ===========
Net interest income/interest rate spread                 $  37,229   2.14%              $  39,880       1.53%
                                                         ========= ======               =========     ======
Net interest margin                                                  2.37%                              1.72%
                                                                   ======                             ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                           104.50%                            103.36%
                                                                   ======                             ======



                                                                               THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------------------------------------------------
                                                                     1998                                      1997
                                                   ---------------------------------------      ---------------------------------
                                                                                   AVERAGE                             AVERAGE
                                                     AVERAGE                        YIELD/      AVERAGE                 YIELD/
                                                     BALANCE        INTEREST         COST       BALANCE    INTEREST     COST
                                                   ------------     --------         ----     -----------  --------     -----
                                                                                        (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                           $  1,045,185     $ 22,529         8.74%    $ 1,084,465  $ 27,482     10.28%
    Securities (2)                                      493,565        8,885         7.30%      1,620,881    24,183      6.05%
    Repurchase Agreements                               226,726        3,149         5.63%         29,857       437      5.94%
    Other earning assets (3)                             56,119          928         6.71%         42,934       593      5.60%
                                                   ------------     --------       ------     -----------  --------    ------
      Total interest-earning assets                   1,821,595       35,491         7.90%      2,778,137    52,695      7.69%
                                                   ------------     --------       ------     -----------  --------    ------
Noninterest-earning assets                              112,591                                    39,200
                                                   ------------                               -----------
      Total assets                                 $  1,934,186                               $ 2,817,337
                                                   ============                               ===========
Interest-bearing liabilities:
    Deposits:
      Transaction accounts (4)                          267,473        1,778         2.70%        266,894     1,839      2.79%
      Term certificates of deposit                    1,313,228       17,728         5.47%      1,365,115    19,238      5.72%
                                                   ------------     --------       ------     -----------  --------    ------
        Total deposits                                1,580,701       19,506         5.00%      1,632,009    21,077      5.24%
    Borrowings:
      FHLB advances                                      77,775        1,509         7.87%        647,082    11,374      7.13%
      Securities sold under agreements to
        repurchase & other                                    -          251            -         382,077     6,625      7.03%
      Promissory note payable                                 -            -            -          14,020       277      8.01%
      Senior Notes                                       80,000        2,377        11.81%              -         -         -
                                                   ------------     --------       ------     -----------  --------    ------
        Total interest-bearing liabilities            1,738,476       23,643         5.52%      2,675,188    39,353      5.97%
                                                   ------------     --------       ------     -----------  --------    ------
Noninterest-bearing liabilities                         103,863                                    40,748
                                                   ------------                               -----------
        Total liabilities                             1,842,339                                 2,715,936
Stockholders' equity                                     91,847                                   101,401
                                                   ------------                               -----------
        Total liabilities and stockholders'
           equity                                  $  1,934,186                               $ 2,817,337
                                                   ============                               ===========
Net interest-earning assets                        $     83,119                               $   102,949
                                                   ============                               ===========
Net interest income/interest rate spread                            $ 11,848         2.38%                 $ 13,342      1.72%
                                                                    ========       ======                  ========    ======
Net interest margin                                                                  2.64%                               1.95%
                                                                                   ======                              ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                           104.78%                             103.85%
                                                                                   ======                              ======

---------------------------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.
(2) Includes all securities classified as held to maturity and available for sale, including the market valuation accounts.
(3) Includes cash and due from banks, equity securities, interest bearing deposits, and FHLB stock.
(4) Includes demand, passbook, NOW, and money market accounts.

RATE/VOLUME ANALYSIS

    The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
    (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).


                                                                          NINE MONTHS ENDED MARCH 31, 1998
                                                                           COMPARED TO NINE MONTHS ENDED
                                                                                 MARCH 31, 1997
                                                            -----------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                                            ------------------------------
                                                                                     RATE/     TOTAL NET INCREASE
                                                               RATE     VOLUME      VOLUME         (DECREASE)
                                                            ---------  --------    -------         --------
                                                                         (Dollars in Thousands)
Interest-earning assets:
    Loans receivable                                        $ (10,227) $  2,157    $  (274)        $ (8,344)
    Debt securities                                             7,452   (49,361)    (4,259)         (46,168)
    Repurchase Agreements                                          45     3,239         99            3,383
    Other earning assets                                         (124)      159         (6)              29
                                                            ---------  --------    -------         --------
Total net change in income on interest-earning
    assets                                                     (2,854)  (43,806)    (4,440)         (51,100)
                                                            ---------  --------    -------         --------
Interest-bearing liabilities:
    Deposits:
      Transaction accounts                                       (394)      175        (13)            (232)
      Term certificates of deposit                             (2,215)      342        (13)          (1,886)
                                                            ---------  --------    -------         --------
        Total deposits                                         (2,609)      517        (26)          (2,118)
    Borrowings:
      FHLB advances                                             3,337   (29,320)    (2,237)         (28,220)
      Securities sold under agreements to
        repurchase and other                                    6,677   (23,210)    (6,187)         (22,720)
      Promissory note payable                                      29      (736)       (26)            (733)
      Senior Notes                                                  -         -      5,342            5,342
                                                            ---------  --------    -------         --------
Total net change in expense on interest-bearing
    liabilities                                                 7,434   (52,749)    (3,134)         (48,449)
                                                            ---------  --------    -------         --------
Change in net interest income                               $ (10,288) $  8,943   $ (1,306)       $  (2,651)
                                                            =========  ========   ========        =========





                                                                        THREE MONTHS ENDED MARCH 31, 1998
                                                                          COMPARED TO THREE MONTHS ENDED
                                                                                 MARCH 31, 1997
                                                            ------------------------------------------------------
                                                                   INCREASE (DECREASE) DUE TO
                                                            ---------------------------------
                                                                                     RATE/     TOTAL NET INCREASE
                                                              RATE       VOLUME      VOLUME        (DECREASE)
                                                            --------   --------    --------        ---------
                                                                            (Dollars in Thousands)
Interest-earning assets:
    Loans receivable                                        $ (4,107)  $   (995)   $    149        $  (4,953)
    Debt securities                                            4,996    (16,819)     (3,475)         (15,298)
    Repurchase Agreements                                        (22)     2,881        (147)           2,712
    Other earning assets                                         117        182          36              335
                                                            --------   --------    --------        ---------
Total net change in income on interest-earning
    assets                                                       984    (14,751)     (3,437)         (17,204)
                                                            --------   --------    --------        ---------
Interest-bearing liabilities:
    Deposits:
      Transaction accounts                                       (65)         4          (0)             (61)
      Term certificates of deposit                              (810)      (731)         31           (1,510)
                                                            --------   --------    --------        ---------
        Total deposits                                          (875)      (727)         31           (1,571)
    Borrowings:
      FHLB advances                                            1,181    (10,007)     (1,039)          (9,865)
      Securities sold under agreements to
        repurchase and other                                  (6,374)    (6,625)      6,625           (6,374)
      Promissory note payable                                   (277)      (277)        277             (277)
      Senior Notes                                                 -          -       2,377            2,377
                                                            --------   --------    --------        ---------
Total net change in expense on interest-bearing
    liabilities                                               (6,345)   (17,636)      8,271          (15,710)
                                                            --------   --------    --------        ---------
Change in net interest income                               $  7,329   $  2,885    $(11,708)       $  (1,494)
                                                            ========   ========    ========        =========




         At March 31, 1998, the Company's allowance for loan losses amounted to $24.7 million, as compared to $11.4 million at June 30, 1997. In connection with the Private Placement and the Redemption Transactions, new management increased the Company's reserves, particularly with respect to the Company's indirect automobile portfolio which was sold as of December 31, 1997. At March 31, 1998, the Company's allowance for loan losses represented 2.37% of the total loan portfolio, which the Company believes is adequate given the asset-based lending nature of its commercial real estate portfolio. Although management of the Company believes that its allowance for loan losses was adequate at March 31, 1998 based on facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods.

          Deposits. At March 31, 1998, deposits totaled $1.66 billion, as compared to $1.64 billion at June 30, 1997. One of the Company's strategies is to promote retail deposit growth as a cost-efficient funding source as well as a source of fee income and cross-selling opportunities. In connection with the acquisition of Green Country, the Company acquired three branch offices and assumed $79.0 million of Green Country Bank's deposits (as of February 16,
1998). In addition, Local Federal has obtained OTS approval to open a second branch office in Edmond, Oklahoma, and has published notice to open a new location in Afton, Oklahoma.

         Borrowings. Other than deposits, the Company's primary sources of funds have historically consisted of the sale of securities under agreements to repurchase (consisting of agreements to purchase on a specified later date the same securities or substantially identical securities) ("reverse repurchase agreements") and advances from the FHLB of Topeka. Although a substantial portion of the Company's growth in its securities portfolio in recent periods has been funded through the use of reverse repurchase agreements and FHLB advances, new management is in the process of reducing its securities holdings and utilizing the proceeds therefrom to pay down borrowings. Consequently, reverse repurchase agreements declined from $310.8 million at June 30, 1997 to $0 to March 31, 1998. Similarly, advances from the FHLB of Topeka declined from $531.2 million at June 30, 1997 to $108.7 million at March 31, 1998.

         Pursuant to the Private Placement and the Redemption Transactions, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. The Company established an interest reserve account with an independent trustee which contained $8.8 million, which was sufficient to pay the aggregate interest payments scheduled to be made with respect to the first two interest payment dates on the Senior Notes and a portion of these funds were used to pay interest due March 1, 1998.

         Stockholders' Equity. Stockholders' equity declined from $102.6 million at June 30, 1997 to $97.2 million at March 31, 1998. The decline in stockholders' equity during the nine months ended March 31, 1998 reflected charges recognized by the Company as a result of certain initiatives undertaken by new management in connection with the Private Placement and the Redemption Transactions, which was partially offset by the capital raised from the placement of securities. Such charges included (i) a $25.7 million provision for loan losses, which primarily related to the Company's indirect automobile portfolio, (ii) $53.4 million of losses recognized with respect to the liquidation or write-off of all of the Company's outstanding hedging contracts, (iii) $72.0 million of losses on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). Subsequent to these initial changes, the market for fixed income securities improved and the Company sold a portion of the remaining COFI-based CMO portfolio for a gain of $12.7 million during the three month period ended December 31, 1997. At March 31, 1998, the ratio of the Company's stockholders' equity to total assets amounted to 4.9% and both of the Banks were deemed to be well capitalized pursuant to regulatory capital requirements.



DISCUSSION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 AND FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


         General. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, which consist primarily of loans receivable, mortgage-backed and other investments securities and various short-term investments, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. The Company's results of operations have also been significantly affected by the net costs of hedging its interest rate exposure; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; the level of its noninterest income, including deposit related income, loan fees and service charges and net gains (losses) on sales of assets; the level of its noninterest expense, such as compensation and employee benefits, deposit insurance premiums, equipment and data processing expense and occupancy expense; and provisions (benefits) for income taxes.

         Net Income (Loss). The Company reported net income (loss) of ($81.7) million and ($21.7) million during the nine months ended March 31, 1998 and March 31, 1997, respectively. The net loss reported for the nine months ended March 31, 1998 is attributable to deliberate actions taken by the Company's new management subsequent to the Private Placement and the Redemption Transactions to restructure the Company's balance sheet. Specifically, the Company incurred $125.5 million of losses on the sale and write-down of securities, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation or write-off of the hedging contracts which the Company had entered into in order to reduce its exposure to interest rates, see "--Asset and Liability Management", and an aggregate loss of $72.0 million on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). The market for fixed income securities improved during the three-month period ended December 31, 1997 and the Company sold $330.6 million of the remaining COFI-based CMO portfolio for a gain of $12.7 million in furtherance of its plan to accelerate the disposition of the COFI-based CMOs resulting in a net loss on sale of assets of $112.6 million for the nine months ended March 31, 1998. The Company also recorded a $25.7 million provision for loan losses during the nine months ended March 31, 1998, primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables which had been sold as of December 31, 1997.

         The net loss recognized during the nine months ended March 31, 1997 was primarily attributable to (i) a $20.4 million provision for loan losses, which was principally associated with the Company's indirect automobile finance receivables, (ii) $21.6 million of losses which were related to the sale of CMOs with interest rate adjustments tied to COFI, and (iii) a non-recurring $10.3 million special assessment which was recorded in connection with legislation in 1996 which recapitalized the SAIF.

         During the three months ended March 31, 1998 and March 31, 1997, the Company reported net income (loss) of $4.2 million and ($14.9) million, respectively. The net income during the three months ended March 31, 1998 was the first full quarter of earnings occurring after the balance sheet restructure. The net loss of ($14.9) million reported during the three months ended March 31, 1997 is attributable to the additional provisions taken with respect to the indirect automobile finance receivables as well as the sale of CMOs with interest rate adjustments tied to COFI, as discussed above.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $37.2 million and $39.9 million during the nine months ended March 31, 1998 and March 31, 1997, respectively. Net interest and dividend income decreased by $2.7 million or 6.8% during the nine months ended March 31, 1998, as compared to the same period in the prior year. Similarly, net interest and dividend income totaled $11.8 million and $13.3 million during the three months ended March 31, 1998 and March 31, 1997, respectively. During the quarter ended March 31, 1998, net interest and dividend income decreased $1.5 million or 11.2% as compared to the same period in the prior year. Declines in both the nine month and three month comparative periods were due to a significant decline in the average balance of securities, which is attributable to the sale and writedown of such securities and a decline in the average yield on loans primarily due to the December 1997 sale of the indirect automobile receivables.

         Interest Income. Total interest and dividend income decreased by $51.1 million or 29.7% during the nine months ended March 31, 1998, as compared to the same period in the prior year and decreased by $17.2 million or 32.7% during the three months ended March 31, 1998 as compared to the same period in the prior year. Interest income on loans receivable decreased by $8.3 million or 10.3% during the nine months ended March 31, 1998, as compared to the same period in the prior year and decreased by $5.0 million or 18.0% during the three months ended March 31, 1998 as compared to the same period in the prior year. The decrease in interest on loans receivable was due to a reduction in the average yield. This decline in the average yield reflected, in part, the discontinuance of the Company's third-party automobile loan purchase activity. Such loans generally carry higher yields than traditional real estate secured loans.

         Interest income on securities and other interest-earning assets (which include mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and, during fiscal 1997, interest rate caps and floors and Student Loan Marketing Association preferred stock) decreased by $46.2 million or 53.4% during the nine months ended March 31, 1998 as compared to the same period in the prior year and decreased by $15.3 million or 63.3% during the three months ended March 31, 1998 as compared to the same period in the prior year. The decline in interest income on such investments during the nine and three months ended March 31, 1998 was primarily due to the decreases in the average balance of such investments of $1.1 billion during each of the comparative periods. During fiscal 1997, the Company began reducing its securities holdings (primarily its COFI-based CMOs) through periodic bulk sale transactions which resulted in the sale of $743.9 million of securities during the year. During the first half of fiscal 1998 and in connection with the Private Placement and the Redemption, new management has been accelerating the disposition of its securities portfolio, particularly its COFI-based CMOs and has determined that its remaining CMO portfolio was "other than temporarily impaired" in accordance with SFAS No. 115 and, pursuant to GAAP, wrote-down the portfolio by $54.7 million. During the nine months ended March 31, 1998, the Company sold $869.8 million of securities. Management expects to continue to reduce what remains of the COFI-based portfolio.

         Interest Expense. Total interest expense decreased by $48.4 million or 36.7% during the nine months ended March 31, 1998, as compared to the same period in the prior year. Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, decreased by $2.1 million or 3.4% during the nine months ended March 31, 1998, as compared to the same period in the prior year.

         Interest expense on FHLB advances decreased by $28.2 million or 64.5% during the nine months ended March 31, 1998, as compared to the same period in the prior year. Similarly, interest expense on reverse repurchase agreements decreased by $22.7 million or 90.7% during the nine months ended March 31, 1998 as compared to the same period in the prior year. During the three months ended March 31, 1998, interest expense on FHLB advances decreased $9.9 million or 86.7% as compared to the same period in the prior year As discussed previously, beginning in 1993, the Company began to implement an investment strategy whereby it purchased mortgage-backed and related securities and financed those securities primarily through reverse repurchase agreements and FHLB advances. However, during fiscal 1997 and continuing through the first half of fiscal 1998, the Company has begun to reduce its securities holdings through periodic bulk sale transactions and utilized the proceeds therefrom to pay off its reverse repurchase agreements and pay down FHLB advances.

         During the nine months ending March 31, 1998 and March 31, 1997, interest expense on notes payable of $5.5 million and $841,000, respectively, consisted of interest paid on a promissory note payable to Isabel Collier Read and, since September 8, 1997, interest accrued with respect to the Senior Notes. On September 8, 1997, in connection with the closing of the Private Placement and the Redemption Transactions, the Company issued $80.0 million of the

Senior Notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually).

         Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on (i) an estimate by management of loan losses that occurred during the current period and (ii) an ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Company's recorded investment in the loan to the present value of expected cash flows discounted at the loans' effective interest rate, the fair value of the collateral or the loan's observable market price. While management endeavors to use the best information available in making its evaluations, future adjustments to the allowance for loan losses may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Banks to recognize additions to their allowances based upon their judgments about information available to them at the time of their examination.

         The Company established provisions for loan losses of $25.7 million and $20.4 million during the nine months ended March 31, 1998 and March 31, 1997, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $16.5 million and $14.5 million. The $25.7 million and $20.4 million provisions established during the nine months ended March 31, 1998 and March 31, 1997 were intended primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. At December 31, 1997, the Company's portfolio of such indirect automobile loans had been sold. During the three months ended March 31, 1998, the provision of $150,000 reflected the lack of loan growth as compared to the three months ended March 31, 1997 when the Company reported $10.7 million in provisions primarily to cover losses related to the indirect automobile receivables discussed above.

         Noninterest Income. Total noninterest income (loss) amounted to $(104.5) million and $(13.6) million during the nine months ended March 31, 1998 and March 31, 1997, respectively. Comparatively, total noninterest income (loss) amounted to $2.7 million and ($15.8) million during the three months ended March 31, 1998 and March 31, 1997, respectively. The components of noninterest income consist of deposit related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. The noninterest losses recognized during the nine months ended March 31, 1998 and the nine months ended March 31, 1997 primarily related to losses incurred on the sale of securities. Specifically, during the first quarter of fiscal 1998, the Company incurred $125.5 million of losses on the sale and write-down of assets, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation of the hedging contracts previous management had entered into in an attempt to reduce the Company's exposure to interest rates, and an aggregate loss of $17.3 million on the sale of securities and a loss of $54.7 million which related to the write-down of the Company's remaining COFI-based CMO portfolio to reflect market values. The market for fixed income securities improved during the three month period ended December 31, 1997 and the Company sold a portion of the remaining COFI-based CMO portfolio for a gain of $12.7 million. There were no additional sales of securities during the third quarter ending March 31, 1998. The noninterest income recognized during the three months ending March 31, 1998 is reflective of the core noninterest income potential of the Company as this was the first full quarter of operations occurring subsequent to the balance sheet restructuring discussed above.

         Noninterest Expense. Total noninterest expense decreased by $8.8 million or 22.4% during the nine months ended March 31, 1998, as compared to the same period in the prior year. The decrease in noninterest expense during the nine months ended March 31, 1997 was primarily due to the absence of the $10.3 million special assessment which was recognized by the Company in September 1996 in connection with the recapitalization of the SAIF, which was partially offset by a $5.0 million increase in miscellaneous other expenses. Pursuant to legislation effective September 30, 1996, all SAIF member institutions were required to pay a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This legislation resulted in the recapitalization of the SAIF and, consequently, during the fourth calendar quarter of 1996, the Federal Deposit Insurance Corporation ("FDIC") lowered the Banks' assessment rates. The increase in miscellaneous other expense recognized by the Company during the three months ended September 30, 1997 primarily reflected non-recurring charges which were related to the Private Placement and the Redemption Transactions. During the nine months ended March 31, 1997, the Company reported provisions of $1.4 million as the Company reassessed its potential liability with respect to a pending dispute with the FDIC regarding amounts owed by Local America to the FDIC under the 1989 Assistance Agreement between Local America and the Federal Savings and Loan Insurance Corporation (the "FDIC Dispute"). During the three month period ended March 31, 1998, the Company reported a decrease in noninterest expense of $2.1 million or 21.1% as the Company recorded no further provisions with respect to the FDIC Dispute and reported a decline in Compensation and Benefits of $551,000 or 31.1% due primarily to the discontinuance of operations in the indirect lending subsidiaries. These subsidiaries ceased operations as of December 31, 1997 and all receivables were sold.

         Provision (Benefit) for Income Taxes. During the nine months ended March 31, 1998, the Company recognized $(41.7) million of provisions (benefits) for income taxes. At March 31, 1998, the Company had approximately $36.8 million and $187.7 million of net operating loss carryforwards available for federal and state income tax purposes, respectively. The State net operating loss carryforwards expire in varying amounts between 2006 and 2013. The Federal net operating loss carryforwards expire in 2013. A valuation allowance for all available State net operating loss carryforwards has been established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for Federal income tax purposes. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the

Company believes it is more likely than not that sufficient income for Federal income tax purposes will be realized. The change in ownership of the Company did not result in a limitation on the utilization of the net operating losses.


ASSET AND LIABILITY MANAGEMENT


         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is comprised of the Chief Executive Officer, the President, the Chief Financial Officer, the Treasurer, the Director of Retail Operations and the Director of Commercial Real Estate of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Management Committee meets at least monthly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities and prepayments of loans, investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports to the full Board of Directors.

         One of the primary goals of the Company's Asset/Liability Management Committee is to effectively increase the duration of the Company's liabilities and/or effectively contract the duration of the Company's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Company's balance sheet, or externally by adjusting the duration of the Company's assets and/or liabilities through the use of hedging contracts, such as interest rate swaps, caps and floors. Although the Company has in the past hedged its interest rate exposure externally through the use of various hedging contracts, the Company's current strategy is to hedge internally through the use of core transaction deposit accounts which are not as rate sensitive as other deposit instruments and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial and consumer loans.

Interest rate swap, cap and floor agreements outstanding at June 30, 1997 were as follows (dollars in thousands):


                                              Notional          Interest Rate               Variable
                  Maturity Date               Balance         Pay         Receive          Rate Index
                  -------------               -------         ---         -------          ----------
 1997
        INTEREST RATE SWAPS
                                                             FIXED       VARIABLE
            January 8, 2005                  $ 200,000        7.848%       5.563%        3 month LIBOR
            February 14, 2005                  100,000        7.880        5.813         3 month LIBOR
            March 22, 2005                     100,000        8.027        5.781         3 month LIBOR
            May 8, 2005                         50,000        8.463        5.816         3 month LIBOR
            May 18, 2005                        50,000        8.439        5.813         3 month LIBOR

        INTEREST RATE FLOORS
                                                             INDEX         FLOOR
            February 19, 1998                $ 100,000        5.813%       5.678%        3 month LIBOR
            March 22, 1998                     100,000        5.781        5.404         3 month LIBOR
            May 19, 1998                       100,000        5.813        5.455         3 month LIBOR

        INTEREST RATE CAPS
                                                              CAP          INDEX
            July 1, 1998                     $ 450,000        7.000%       5.762%        3 month LIBOR
            October 27, 1997                   800,000        9.500        6.510          10 year CMT
            November 5, 1997                   800,000       10.000        6.510          10 year CMT


         During the nine months ended March 31, 1998, the Company terminated all outstanding interest rate swaps, caps and floors. Specifically, the Company terminated interest rate swaps with an aggregate notional value of $500.0 million which resulted in losses of $47.3 million (excluding applicable tax benefits). The Company also terminated interest rate cap and floor agreements with an aggregate notional value of $2.4 billion, which resulted in losses of $2.2 million (excluding applicable tax benefits). Upon termination of the foregoing interest rate swap, cap and floor agreements, the Company recognized all deferred gains and losses which resulted from prior hedging activities, which resulted in an additional loss of approximately $3.9 million (excluding applicable tax benefits). The foregoing losses resulted in an aggregate net tax benefit of approximately $18.7 million.

         Pursuant to the Redemption Agreement, the Selling Stockholders are responsible to the Company for any aggregate pre-tax loss (net of any related tax benefit) to the Company in excess of $42.5 million which resulted from the sale or termination of the Company's existing hedging contracts. The Company is currently attempting to collect such difference (which it estimates to amount to $4.6 million) from the Selling Stockholders and has filed a lawsuit in the United States District Court for the Western District of Oklahoma in order to facilitate such recovery. However, no assurance can be made that the Company will be able to recover from the Selling Stockholders all or a portion of such $4.6 million.

         The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1998, based on the information and assumptions set forth in the notes below:



                                                                                   More Than
                                                      Three to      More Than     Three Years
                                      Within Three     Twelve      One Year to      to Five       Over Five
                                         Months        Months      Three Years       Years          Years         Total
                                      ------------   ---------     ------------   -----------     ---------    -----------
                                                                   (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)                $  297,884     $ 297,946      $ 146,888      $ 117,679      $ 209,922    $ 1,070,319
   Securities(3)                         433,629        23,490         31,421         28,229         28,828        545,597
Other interest-earning assets(4)         280,432             0              0              0              0        280,432
                                      ----------     ---------      ---------      ---------      ---------    -----------
         Total                        $1,011,945     $ 321,436      $ 178,309      $ 145,908      $ 238,750    $ 1,896,348
                                      ==========     =========      =========      =========      =========    ===========

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      Accounts                        $   11,110     $  33,331      $  59,661      $  35,614      $  62,943    $   202,659
    Passbook accounts                      2,560         7,682         16,403         12,152         34,731         73,528
    Certificates of deposit              422,344       593,585        273,794         19,760            319      1,309,802
Borrowings:
   FHLB advances                          68,700             0              0         40,000             35        108,735
   Senior notes                                0             0              0              0         80,000         80,000
                                      ----------     ---------      ---------      ---------      ---------    -----------
         Total                        $  504,714     $ 634,598      $ 349,858      $ 107,526      $ 178,028    $ 1,774,724
                                      ==========     =========      =========      =========      =========    ===========

Excess (deficiency) of
   interest-earning assets
   over interest-bearing
   liabilities                        $  507,231     $(313,162)     $ (171,549)    $  38,382      $  60,722    $   121,624
                                      ==========     =========      =========      =========      =========    ===========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities       $  507,231     $ 194,069       $ 22,520      $  60,902      $ 121,624    $   121,624
                                      ==========     =========      =========      =========      =========    ===========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities
   as a percent of total assets            25.62%         9.80%          1.14%          3.08%          6.14%          6.14%
                                      ==========     =========      =========      =========      =========    ===========


(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. Fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, and adjusted to take into account estimated prepayments based on, among other things, historical performance.

(2) Balances have been reduced for nonaccrual loans, which amounted to $1.50 million at March 31, 1998 and excludes discounts and other adjustments of ($5.75) million.

(3) Does not include unrealized gain on securities classified as available for sale of $5.6 million.

(4) Comprised of cash and due from banks, deposits with other banks, repurchase agreements and FHLB stock.

(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts of 31.31%, 17.07% and 13.93%, respectively.



         Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure.


LIQUIDITY AND CAPITAL RESOURCES


         Liquidity. Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of Topeka and other short and long-term borrowings.

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 1998, the Company had $328.0 million in borrowing capacity under a collateralized line of credit with the FHLB of Topeka, of which $108.7 million was outstanding as of such date. The Bank does not currently accept brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At March 31, 1998, the Company had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $70.5 million. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at March 31, 1998, and borrowings that are scheduled to mature or reprice within the same period amounted to $68.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         As of March 1, 1998, the Company began making interest payments on the Senior Notes. The interest payment was initially funded through an interest reserve account established with an independent trustee using proceeds from the Private Placement. The Senior Notes have an annual debt service requirement of $8.8 million (or $4.4 million for each semi-annual period). The Interest Reserve Account currently contains cash and other investments permitted by the Indenture governing the Senior Notes sufficient to pay the aggregate interest payment scheduled to be made on September 1, 1998.

         Capital Resources. Federally insured savings institutions such as the Banks are required to maintain minimum levels of regulatory capital. The following table reflects the Banks' actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1998.



                                        MINIMUM
                                       REQUIRED(4)                    ACTUAL                        EXCESS
                                       ----------                     ------                        ------
                                   PERCENT     AMOUNT          PERCENT      AMOUNT           PERCENT      AMOUNT
                                   -------     ------          -------      ------           -------      ------
                                                               (DOLLARS IN THOUSANDS)
Local Federal:
   Tangible capital                 1.50%   $  29,135            7.23%    $ 140,449            5.73%    $ 111,314
   Core capital (1)                 3.00%      58,297            7.27%      141,361            4.27%       83,064
   Risk-based capital               8.00%      77,489           15.20%      147,200            7.20%       69,711
    (2)(3)
Local America:
   Tangible capital                 1.50%      10,399           15.41%      106,851           13.91%       96,452
   Core capital (1)                 3.00%      20,798           15.41%      106,851           12.41%       86,053
   Risk-based capital               8.00%      32,586           27.47%      111,890           19.47%       79,304
    (2)(3)

(1) Does not reflect amendments which were proposed by the OTS in April 1991, which would increase this requirement to between 4% and 5%.

(2) Does not reflect the interest-rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

(3) Tangible and core capital are computed as a percentage of adjusted total assets and risk-based capital is computed as a percentage of adjusted risk-weighted assets.

(4) Does not reflect the requirements to be met in order for an institution to be deemed "adequately capitalized" under applicable laws and regulations.


INFLATION AND CHANGING PRICES


         The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available for sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" for Quantitative and Qualitative Disclosures about Market Risk.


PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

         Exhibit 27 - Financial Data Schedule

         b.   Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         June 3, 1998                           By /s/ Edward A. Townsend
                                                     --------------------------
                                                     Edward A. Townsend
                                                     Chairman of the Board
                                                     Chief Executive Officer



Date:         June 3, 1998                           By /s/ Richard L. Park
                                                     --------------------------
                                                     Richard L. Park
                                                     Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION

27                     Financial Data Schedule