Form 10-Q
period 1998-06-30
LOCAL FINANCIAL CORP /NV
filed 1998-08-13
CIK 1047125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                             Commission File Number:
                                    333-43727

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               65-0424192
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


3601 N.W. 63rd, OKLAHOMA CITY, OK                                 73116
-----------------------------------------                        --------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (405) 841-2298

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]



Number of shares outstanding of the registrant's $0.01 per value common stock as of August 5, 1998 were as follows:


                                NUMBER OF SHARES
                       ----------------------------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX



                                                                                                               PAGE
PART I.           FINANCIAL INFORMATION
     Item 1.      Consolidated statements of Financial Condition -
                  December 31, 1997 and June 30, 1998 (unaudited)................................................1

                  Consolidated Statements of Operations-
                  For the Three Months and Six Months Ended June 30, 1998
                  And 1997 (unaudited)...........................................................................2

                  Consolidated Statements of Cash Flows-
                  For the Six Months Ended June 30, 1998 and 1997 (unaudited)....................................3

                  Notes to Consolidated Financial Statements.....................................................5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  And Results of Operations.....................................................................10

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................20

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K..............................................................20

Signatures        ..............................................................................................21

Index to Exhibits ..............................................................................................22

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (unaudited)



                                                                          June 30,       December 31,
                                                                            1998             1997
                                                                       -------------     ------------

                                                 ASSETS
Cash and due from banks                                                 $    22,870      $    34,152
Interest bearing deposits with other banks                                     --             20,000
Securities purchased under agreements to resell                                --            178,000
Securities available for sale                                               625,054          518,107
Loans receivable, net of allowance for loan losses of $24,547
   at June 30, 1998 and $20,484 at December 31, 1997                      1,114,950          953,470
Federal Home Loan Bank of Topeka stock, at cost                              48,531           45,147
Premises and equipment, net                                                  15,330           10,646
Assets acquired through foreclosure and repossession, net                       617              260
Intangible assets, net                                                        7,746            1,779
Deferred tax asset, net                                                      19,581           26,058
Current income taxes receivable                                              17,022           28,427
Other assets                                                                 32,614           65,319

                                                                        -----------      -----------
           Total assets                                                 $ 1,904,315      $ 1,881,365
                                                                        ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand                                                             $   279,012      $   247,264
     Savings                                                                 72,887           68,937
     Time                                                                 1,201,553        1,286,332
                                                                        -----------      -----------
           Total deposits                                                 1,553,452        1,602,533

Advances from borrowers for taxes and insurance                               6,842            5,046
Advances from the Federal Home Loan Bank of Topeka                          136,634           80,136
Senior notes                                                                 80,000           80,000
Other liabilities                                                            24,489           31,025

                                                                        -----------      -----------
           Total liabilities                                              1,801,417        1,798,740
                                                                        -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
      20,537,269 shares issued and 20,537,209 shares outstanding at
      June 30, 1998; 25,000,000 shares authorized; 19,700,060
      shares issued and 19,700,000 shares outstanding at                        205              197
      December 31, 1997
   Preferred Stock, $0.01 par value, 5,000,000 shares authorized;
      none outstanding                                                         --               --
   Additional paid-in capital                                               206,757          197,766
   Retained earnings                                                         40,534           31,760
   Treasury stock, 60 shares, at cost                                      (149,436)        (149,436)
   Accumulated other comprehensive income                                     4,838            2,338

                                                                        -----------      -----------
           Total stockholders' equity                                       102,898           82,625

                                                                        -----------      -----------
           Total liabilities and stockholders' equity                   $ 1,904,315      $ 1,881,365
                                                                        ===========      ===========

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (unaudited)




                                                                     Six Months Ended                  Three Months Ended
                                                                          June 30,                           June 30,
                                                                   1998             1997              1998             1997
                                                              -------------     ------------      ------------     -------------
Interest and dividend income:
  Loans                                                       $     44,898      $     54,536      $     22,369      $     27,054
  Securities available for sale                                     19,658            30,703            10,773            13,039
  Securities held to maturity                                         --              16,345              --               9,826
  Federal Home Loan Bank of Topeka stock                             1,741             1,393               890               819
  Short term investments and other                                   4,219               587               993               131
                                                              ------------      ------------      ------------      ------------
Total interest and dividend income                                  70,516           103,564            35,025            50,869
                                                              ------------      ------------      ------------      ------------
Interest Expense:
  Deposit accounts                                                  38,399            41,872            18,893            20,795
  Advances from the Federal Home Loan Bank of Topeka                 2,837            25,089             1,328            13,715
  Securities sold under agreements to repurchase and other             251             9,776                 0             3,151
  Notes payable                                                      4,740               462             2,363               185
                                                              ------------      ------------      ------------      ------------
Total interest expense                                              46,227            77,199            22,584            37,846
                                                              ------------      ------------      ------------      ------------
Net interest and dividend income                                    24,289            26,365            12,441            13,023
  Provision for loan losses                                           (450)          (18,694)             (300)           (8,030)
                                                              ------------      ------------      ------------      ------------
Net interest and dividend income after provision
  for loan losses                                                   23,839             7,671            12,141             4,993
                                                              ------------      ------------      ------------      ------------
Noninterest income:
  Deposit related income                                             4,473             3,745             2,486             2,017
  Loan fees and loan service charges                                   892             1,701               554               875
  Net gains (losses) on sale of assets                                 359           (26,159)              334            (7,604)
  Other                                                                883             1,404               559             1,177
                                                              ------------      ------------      ------------      ------------
Total noninterest income (loss)                                      6,607           (19,309)            3,933            (3,535)
                                                              ------------      ------------      ------------      ------------
Noninterest expense:
  Compensation and employee benefits                                 7,630             7,428             3,986             3,233
  Deposit insurance premiums                                           683               528               343               271
  Provision for uninsured risk                                        --               2,700              --               1,960
  Equipment and data processing                                      1,537             1,550               808               775
  Occupancy                                                          1,318             1,393               691               710
  Advertising                                                          822               681               556               317
  Professional fees                                                    965               577               478               382
  Other                                                              3,959             5,027             2,260             2,358
                                                              ------------      ------------      ------------      ------------
Total noninterest expense                                           16,914            19,884             9,122            10,006
                                                              ------------      ------------      ------------      ------------
Income (loss) before provision (benefit) for income taxes           13,532           (31,522)            6,952            (8,548)

  Provision (benefit) for income taxes                               4,758            (8,287)            2,427              (194)
                                                              ------------      ------------      ------------      ------------
Net income (loss)                                             $      8,774      $    (23,235)     $      4,525      $     (8,354)
                                                              ============      ============      ============      ============

Basic net income (loss) per share                             $       0.43      $      (1.51)     $       0.22      $      (0.54)
                                                              ============      ============      ============      ============
Diluted net income (loss) per share                           $       0.42      $      (1.51)     $       0.22      $      (0.54)
                                                              ============      ============      ============      ============
Weighted average shares outstanding - Basic                     20,324,438        15,400,000        20,537,209        15,400,000
                                                              ============      ============      ============      ============
Weighted average shares outstanding - Diluted                   20,649,630        15,400,000        20,930,441        15,400,000
                                                              ============      ============      ============      ============



        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands, except share data)
                                  (unaudited)



                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     ------------------------------
                                                                                          1998              1997
                                                                                     --------------    ------------
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

   Net income (loss)                                                                  $     8,774      $   (23,235)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
      Provisions for uninsured risk and losses on loans and assets
               acquired through foreclosure and repossession                                  450           21,414
      Deferred income tax expense (benefit)                                                 5,672              925
      Accretion of discounts on loans acquired                                             (1,786)          (3,756)
      Accretion of deferred (gains) losses on interest rate swaps                            --                323
      Net amortization (accretion) of premium on securities available for sale             (1,891)           3,759
      Net amortization (accretion) of premium on securities held to maturity                 --              1,192
      Depreciation and amortization                                                         1,765              993
      Proceeds from the sales of loans                                                      9,123           10,721
      (Gain) loss on sale of assets                                                          (359)          26,159
      Stock dividends received from Federal Home Loan Bank stock                           (1,741)          (1,393)
      Change in other assets                                                               19,089           (2,872)
      Change in other liabilities                                                         (10,166)          (6,441)
                                                                                      -----------      -----------
          Net cash provided by operating activities                                        28,930           27,789
                                                                                      -----------      -----------
CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                                    20,222          599,569
   Proceeds from principal collections on securities available for sale                    84,144            4,035
   Proceeds from principal collections on securities held to maturity                        --             25,638
   Purchases of securities available for sale                                            (181,873)            --
   Purchases of securities held to maturity                                                  --            (73,389)
   Purchases of repurchase agreements                                                  (1,200,462)            --
   Proceeds from maturity of repurchase agreements                                      1,378,462             --
   Purchases of Federal Home Loan Bank stock                                               (1,643)         (27,765)
   Proceeds from the sale of Federal Home Loan Bank stock                                    --              8,959
   Loans purchased                                                                           --             (1,586)
   Repayments of loans made by non-bank subsidiary                                           --             18,934
   Change in loans receivable, net                                                        (63,207)          25,498
   Proceeds from disposal of assets acquired through foreclosure and repossession              56           (9,287)
   Purchases of premises and equipment                                                     (5,469)            (542)
   Proceeds from sales of premises and equipment                                               35                4
   Cash acquired in acquisition of Green Country Banking Corporation                        2,512             --
                                                                                      -----------      -----------
          Net cash provided by investing activities                                        32,777          570,068
                                                                                      -----------      -----------
CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                          16,925           (4,010)
   Change in time deposits                                                               (144,956)         (35,293)
   Change in securities sold under agreements to repurchase                                  --           (633,355)
   Proceeds from advances from the Federal Home Loan Bank                                 432,515        4,170,974
   Repayments of advances from the Federal Home Loan Bank                                (396,107)      (4,008,695)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands, except share data)
                                  (unaudited)


                                                                               Six Months Ended
                                                                                    June 30,
                                                                           -------------------------
                                                                              1998           1997
                                                                           ----------     ----------
   Payment of liability assumed from Green Country Banking Corporation     $  (3,162)     $    --
   Change in advances by borrowers for taxes and insurance                     1,796          1,804
                                                                           ---------      ---------

          Net cash (absorbed) by financing activities                        (92,989)      (508,575)
                                                                           ---------      ---------
Net change in cash and cash equivalents                                      (31,282)        89,282

Cash and cash equivalents at beginning of period                              54,152         16,122
                                                                           ---------      ---------
Cash and cash equivalents at end of period                                 $  22,870      $ 105,404
                                                                           =========      =========
Supplemental disclosures of cashflow information:
Cash paid (received) during the period for:
      Interest                                                             $  41,145      $  84,073
                                                                           =========      =========
      Income taxes                                                         $ (11,405)     $    --
                                                                           =========      =========
Supplemental schedule of noncash investing and financing activities:
   Loans made to facilitate the sale of assets
      acquired through foreclosure and repossession                        $    --        $      79
                                                                           =========      =========
   Transfers of loans to assets acquired through foreclosure
      and repossession                                                     $     420      $   2,109
                                                                           =========      =========
   Repayment of note payable and accrued interest by shareholders          $    --        $   8,099
                                                                           =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included; however, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Form S-1 Registration Statement (No. 333-43727) filed with the Securities and Exchange Commission ("SEC") (which became effective April 20,
1998).

On June 16, 1998, the Company's Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31.

2.       SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Securities purchased under agreement to resell are summarized as follows (in thousands):

                                                     June 30, 1998       December 31, 1997
                                                     -------------       -----------------
         Average outstanding balance                  $  141,902         $        60,000
         Maximum month-end balance                       231,000                 178,000
         Mortgage-backed securities securing
             the agreements at period-end:
                 Carrying value                                -                 178,000
                 Estimated market value                        -                 184,000


Securities purchased under agreements to resell are held by the Company. The agreements generally mature within one month.

3.       SECURITIES

A comparative summary of securities available for sale is as follows (in thousands):

                                                               Gross              Gross             Estimated
                                          Amortized          Unrealized        Unrealized             Market
                                             Cost              Gains             Losses               Value
                                       -----------------  ----------------- ------------------ ------------------
June 30, 1998

       Municipal securities              $        487       $          -       $         -        $       487

       U.S. Government and                     23,981                 26                 3             24,004
              agency securities



                                                               Gross              Gross            Estimated
                                          Amortized          Unrealized        Unrealized            Market
                                             Cost              Gains             Losses              Value
                                       -----------------  ----------------- ------------------ ------------------
       Collateralized mortgage
              obligations:
                    FNMA               $      266,074     $        2,800    $            -     $      268,874
                    Private Issue             167,494                578                23            168,049
                    FHLMC                     141,016              3,770                18            144,768

       Mortgage-backed securities:
                    Private Issue              16,790                288                 -             17,078
                    FNMA                          982                 11                 -                993
                    FHLMC                         442                 12                 -                454
                    GNMA                          345                  2                 -                347
                                       --------------     --------------    --------------     --------------

                                       $      617,611     $        7,487    $           44     $      625,054
                                       ==============     ==============    ==============     ==============

December 31, 1997

       U.S. Government and             $        6,001     $            -    $            1     $        6,000
              agency securities

       Collateralized mortgage
              obligations:
                    FNMA                      265,088              2,199             1,088            266,199
                    FHLMC                     140,781              1,773                61            142,493
                    Private Issue              19,966                249                31             20,184

       Mortgage-backed securities:
                    FHLMC                      44,085                143                 1             44,227
                    Private Issue              36,584                407                 -             36,991
                    FNMA                        1,619                  8                 -              1,627
                    GNMA                          386                  1                 1                386
                                       --------------     --------------    --------------     --------------

                                       $      514,510     $        4,780    $        1,183     $      518,107
                                       ==============     ==============    ==============     ==============



During the six months ended June 30, 1998, the Company purchased approximately $163,904,000 in fixed rate collateralized mortgage securities with a weighted average yield of 6.46% and approximately $17,969,000 in agency securities with a weighted average yield of 6.44% and an average maturity of five years. With the merger of Green Country Bank, the Company acquired approximately $483,000 in municipal securities with a weighted average yield of 5.39% and an average maturity of three years and approximately $1,332,000 in U.S. Treasury notes and bills with a weighted average yield of 5.07% which matured during the period.

4.       LOANS RECEIVABLE

Loans receivable are summarized below (in thousands):


                                                                  June 30, 1998          December 31, 1997
                                                                  -------------          -----------------
          Residential real estate loans                         $       316,331         $        287,262

          Commercial                                                    730,697                  649,283

          Held for Sale                                                   3,449                        -

          Consumer loans                                                 95,075                   45,751
                                                                ---------------         ----------------

                            Total gross loans                   $     1,145,552         $        982,296







                                                                  June 30, 1998         December 31, 1997
                                                               ------------------       -----------------
          Less:
               Unaccreted discounted                                     (6,107)                  (7,824)
               Unearned interest                                              -                        -
               Allowance for loan losses                                (24,547)                 (20,484)
               Deferred income                                               52                     (518)
                                                                ---------------         ----------------

                            Loans receivable, net               $     1,114,950         $        953,470
                                                                 ==============          ===============

The Company acquires commercial real estate loans from various sources. These loans are secured primarily by multifamily residential and nonresidential real estate. The purchased loans are geographically diverse and have no significant concentrations of credit with any single borrower.

During the six months ended June 30, 1998 and the six months ended December 31, 1997, approximately $9,002,000 and $1,735,000, respectively, in guaranteed student loans were sold resulting in gains of $122,000 and $24,000, respectively. The Company continues to market student loans throughout the State of Oklahoma. The Student Loan Marketing Association ("Sallie Mae") handles the application processing, disbursement and servicing responsibilities on behalf of the Company. The Company sells student loans to Sallie Mae approximately 60 days after the loans are fully funded. At June 30, 1998 and December 31, 1997, student loans totaling approximately $1,102,000 and $0, respectively, were held for sale and are included as a component of loans receivable in the accompanying consolidated statements of financial condition.

During the six months ended June 30, 1998, the Company designated as Held for Sale all 30-year conforming single family residential loans originated since January 1, 1998. The Company securitizes and sells these loans in the secondary market. At June 30, 1998, residential real estate loans held for sale totaled $2,347,000 and are included as a component of loans receivable in the accompanying consolidated statements of financial condition. During the six months ended June 30, 1998 approximately $20,848,000 in residential real estate loans held for sale were securitized and sold resulting in a net gain of $224,000.

5.       ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA

Advances from the FHLB are summarized as follows (dollars in thousands):

                                             June 30, 1998                       December 31, 1997
                                        --------------------                    -------------------
                                                        Weighted                              Weighted
                                                         Average                               Average
                                     Balance        Contractual Rate        Balance       Contractual Rate
                                   -----------      ----------------      -----------     ----------------
         Variable rate             $    26,000          5.48%             $    30,100          5.75%
         Fixed rate                    110,634          5.63                   50,036          6.26
                                   -----------                            -----------

                                   $   136,634          5.60%             $    80,136          6.06%
                                   ===========          ====              ===========          ====


Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities, federal funds sold and interest bearing deposits, which are not already pledged or encumbered.

Scheduled principal repayments of advances from the FHLB at June 30, 1998 are as follows (dollars in thousands):

                                                           Weighted
                 Year ending                                Average
                 December 31,            Amount        Contractual Rate
                 ------------          -----------     ----------------
          1998                         $    30,600           5.62%
          1999                                   -              -
          2000                                   -              -
          2001                                   -              -
          2002 and thereafter              106,034           5.60
                                       -----------          -----

                                       $   136,634           5.60%
                                        ==========           ====


6.       PROPOSED ACQUISITION

On June 18, 1998, the Company entered into an agreement to purchase BankSouth Corporation, a state bank holding company based in Lawton, Oklahoma ("BankSouth") for approximately $20,600,000 cash. The Company's resultant wholly-owned subsidiary, Citizens Bank, which was formerly the wholly-owned subsidiary bank of BankSouth, will be subsequently merged into Local Federal Bank, FSB ("Local Federal"), with Local Federal being the surviving bank.
The purchase is subject to regulatory approval.

The acquisition of BankSouth will be accounted for under purchase accounting treatment. Total assets and liabilities of BankSouth at March 31, 1998 are approximately $177,000,000 and $165,000,000, respectively. Final purchase price adjustments will be made upon closing of the transaction and will be based on the fair values of assets and liabilities at that date. Earnings retained between March 31, 1998 and the closing date will affect the allocation of the purchase price to the extent they affect net asset values at closing. The excess of the purchase price over the amounts assigned to identifiable assets acquired less liabilities assumed will be recorded as goodwill. The resulting goodwill of approximately $8,700,000 will be amortized on a straight-line basis over 15 years.

7.       COMPREHENSIVE INCOME

As a result of the Company changing the fiscal year end in June 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the quarter ended June 30, 1998. The standard requires reporting of comprehensive income, which includes all changes in stockholders' equity other than additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income and unrealized gains on securities which are charged or credited to the cumulative unrealized gains on securities account within stockholders' equity. Comprehensive income (loss) for the periods ended June 30, 1998 and 1997, consists of:

                                                         Three Months                                Six Months
                                                        Ended June 30,                             Ended June 30,
                                            ----------------------------------------      ----------------------------------
                                                 1998                    1997                  1998                  1997
                                            ----------------       -----------------      ---------------        ------------
     Net income (loss)..................... $          4,525       $          (8,354)     $         8,774        $    (23,235)

     Other comprehensive income, net of
       tax
       Unrealized gains on securities, net
       of reclassification adjustment......            1,218                   6,713                2,500              13,462
                                            ----------------       -----------------      ---------------        ------------

     Comprehensive income (loss)........... $          5,743       $          (1,641)     $        11,274        $     (9,773)
                                             ================       =================      ===============        ============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On August 25, 1997, the Company entered into a redemption agreement (the "Redemption Agreement") with Baron Collier and Miles Collier, the then sole stockholders of the Company (the "Selling Stockholders"). In the Redemption Agreement the Company agreed to redeem all of the Company's issued and outstanding shares of Common Stock for consideration of $154.0 million, subject to adjustments. The Redemption Agreement was contingent upon the Company raising through a private placement at least $190.0 million from the sale of its common stock and at least $70.0 million from the sale of its notes. In addition, the Company agreed to prepay a promissory note payable to the mother of the Selling Stockholders at a price equal to the principal amount thereof plus accrued and unpaid interest thereon to the date of prepayment ($7.0 million of principal and $190,000 of interest).

         On September 8, 1997, the Company entered into a purchase agreement with Friedman, Billings, Ramsey & Co. and the various purchasers (the "Purchase Agreement"). The Purchase Agreement provided generally for a private placement of $197.0 million of common stock and $80.0 million of senior notes. In conjunction with the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the purchasers, which required the Company to file a registration statement with the Securities and Exchange Commission covering the securities sold under the Purchase Agreement. The Company used its net proceeds from the Purchase Agreement to fund the Redemption Agreement. It closed these agreements on September 8, 1997.

         In connection with the consummation of the transactions contemplated by the Purchase Agreement and the Redemption Agreement, Edward A. Townsend, the present Chairman of the Board and Chief Executive Officer of the Company and the subsidiary banks, Jan A. Norton, the present President of the Company and the banks and Joseph A. Leone were elected directors of the Company. All of the persons then serving as directors of the Company resigned. Following such resignation and appointments, the new members of the Board of Directors caused Robert A. Kotecki, George Nigh, and Kenneth W. Townsend to be appointed to the Company's Board of Directors and management appointments were made. Subsequently, J. David Rosenberg joined the Board.


         The Company filed its registration statement on January 5, 1998, and the registration statement was made effective on April 20, 1998. As a result, the Company became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and its common stock and senior notes began trading on AMEX under the symbols "LO" and "LO.A".



         The information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results to differ materially include, but are not limited to: risks related to the Company's acquisition strategy, including risks of adversely changing results of operations and factors affecting the Company's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to the Company; the risks associated with the banks Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); and changes in business strategies and other factors as discussed in the Company's Form S-1 Registration Statement (No. 333-43727) for the period ended December 31, 1997, as filed with the Securities and Exchange Commission
(SEC) and which became effective on April 20, 1998.


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1997 TO JUNE 30, 1998

         General. On October 22, 1997, the Company and its subsidiary bank Local America Bank of Tulsa, FSB ("Local America") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Green Country Banking Corporation ("Green Country") and its wholly-owned subsidiary, Green Country Bank, FSB ("Green Country Bank"), pursuant to which Green Country would be merged with and into the Company, with the Company as the surviving corporation, and in connection therewith, Green Country Bank would be merged with and into Local America (collectively, the "Merger"). The Merger was consummated on February 16, 1998, and in connection therewith, each outstanding share of common stock and preferred stock of Green Country was converted into 27.907 and 4,150.27 newly-issued shares, respectively, of the Company's Common Stock. As a result of the foregoing, an aggregate of 837,209 shares of the Company's Common Stock were issued in connection with the Merger to the three existing shareholders of Green Country, which included Edward A. Townsend, Chairman and Chief Executive Officer of the Company, and Jan A. Norton, President and Chief Operating Officer of the Company. The Merger was accounted for under the purchase method of accounting. On February 16, 1998, Green Country Bank operated out of three full-service offices located in Miami, Grove and Commerce, Oklahoma and had consolidated assets, liabilities, deposits and stockholders' equity of $104.6 million, $99.6 million, and $79.0 million and $5.0 million, respectively.

         Total assets increased by $23 million or 1.2% during the six months ended June 30, 1998. The net increase resulted primarily from an increase in loans receivable of 16.9% or $161.5 million and an increase in securities available for sale of 20.6% or $106.9 million. These increases were offset by a decrease in securities purchased under agreements to resell of 100% or $178 million as the Company liquidated its short-term investment portfolio and reinvested the majority of those proceeds in private issue mortgage derivative securities. The remainder of the proceeds from the sale of its short-term investments were used to help fund the growth in loans which primarily was seen in the Company's commercial business and commercial real estate portfolios where gross loan growth during the six months ended June 30, 1998 totaled $218.1 million.

         Total liabilities remained relatively level increasing 0.2% or $2.7 million from December 31, 1997 to June 30, 1998. During the period a net decline in deposits was seen as the Company selectively adjusted deposit rates which caused some rate-sensitive movement of funds primarily in the time deposit area where deposits fell 6.59% or $84.8 million. This outflow was offset by an increase in demand deposits of $31.7 million or 12.8% and by an increase in borrowings from the Federal Home Loan Bank of Topeka (the "FHLB") of 70.5% or $56.5 million.

         Stockholders' equity increased 24.5% or $20.3 million from December 31, 1997 to June 30, 1998 as a result primarily of net income during the period and an increase in additional paid-in-capital of $9.0 million which resulted from the shares issued in connection with the Company's acquisition of Green

Country on February 16, 1998 at which point the Company issued 837,209 new shares of Common Stock to purchase the assets of Green Country.



DISCUSSION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 AND FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997



         General. On June 16, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30th to December 31st.



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



         Net Income (Loss). The Company reported net income (loss) of $8.8 million and ($23.2) million during the six months ended June 30, 1998 and June 30, 1997, respectively. The net loss reported for the six months ended June 30, 1997 was attributable to the $26.2 million in losses on sale of securities, and the $18.7 million of provision for loan loss taken in association with the indirect lending auto portfolio which was subsequently sold as of December 1997 by new management.



         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.



         Net interest and dividend income totaled $24.3 million and $26.4 million during the six months ended June 30, 1998 and June 30, 1997, respectively. Net interest and dividend income declined by $2.1 million or 7.9% during the six months ended June 30, 1998, as compared to the same period in the prior year. Similarly, net interest and dividend income totaled $12.4 million and $13.0 million during the three months ended June 30, 1998 and June 30, 1997, respectively. During the quarter ended June 30, 1998, net interest and dividend income decreased $582,000 or 4.5% as compared to the same period in the prior year. Declines in both the six month and three-month comparative periods were due to a significant decline in the average balance of securities, which is attributable to the sale of such securities. The Company saw a decline in the yield on loans primarily due to the December 1997 sale of the indirect automobile receivables. However, lower yields in the loan portfolio were offset by higher yielding assets in the securities portfolio and other assets resulting in increased yields overall on interest earning assets during both the six month and three month comparative periods.

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



                                                                  SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------
                                                           1998                              1997
                                           ----------------------------------    -----------------------------
                                                                     AVERAGE                           AVERAGE
                                             AVERAGE                  YIELD/      AVERAGE               YIELD/
                                             BALANCE      INTEREST     COST       BALANCE    INTEREST    COST
                                           ------------  ----------  --------  -----------  ---------- --------
                                                                     (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                   $ 1,068,345    $ 44,898     8.47%   $ 1,062,754  $ 54,536   10.35%
    Securities (2)                             546,191      19,658     7.26%     1,578,833    47,048    6.01%
    Repurchase Agreements                      141,902       3,947     5.61%        15,313       437    5.75%
    Other earning assets (3)                    60,887       2,013     6.67%        53,000     1,543    5.87%
                                           -----------    --------   ------    -----------  --------   -----
      Total interest-earning assets          1,817,325      70,516     7.82%     2,709,900   103,564    7.71%
                                           -----------    --------   ------    -----------  --------   -----
Noninterest-earning assets                     108,775                              80,833
                                           -----------                         -----------
      Total assets                         $ 1,926,100                         $ 2,790,733
                                           ===========                         ===========
Interest-bearing liabilities:
    Deposits:
      Transaction accounts (4)                 270,884       3,554     2.65%       267,028     3,697    2.79%
      Term certificates of deposit           1,285,923      34,845     5.46%     1,351,041    38,175    5.70%
                                           -----------    --------   ------    -----------  --------   -----
        Total interest bearing deposits      1,556,807      38,399     4.97%     1,618,069    41,872    5.22%
    Borrowings:
      FHLB advances                             84,323       2,837     6.78%       707,216    25,089    7.15%
      Securities sold under agreements to
        repurchase & other                           -         251     0.00%       268,741     9,776    7.34%
      Promissory note payable                        -           0     0.00%        11,683       462    7.97%
      Senior Notes                              80,000       4,740    11.81%             -         -       -
                                           -----------    --------   ------    -----------  --------   -----
        Total interest-bearing liabilities   1,721,130      46,227     5.42%     2,605,709    77,199    5.97%
                                           -----------    --------   ------    -----------  --------   -----
Noninterest-bearing liabilities                108,732                              83,368
                                           -----------                         -----------
        Total liabilities                    1,829,862                           2,689,077
Stockholders' equity                            96,238                             101,656
                                           -----------                         -----------
        Total liabilities and stockholders'

           equity                          $ 1,926,100                         $ 2,790,733
                                           ===========                         ===========
Net interest-earning assets                $    96,195                         $   104,191
                                           ===========                         ===========
Net interest income/interest rate spread                  $ 24,289     2.40%                $ 26,365    1.74%
                                                          ========   ======                 ========  ======
Net interest margin                                                    2.70%                            1.96%
                                                                     ======                           ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                             105.59%                          104.00%
                                                                     ======                           ======



                                                                       THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------
                                                                1998                              1997
                                                ----------------------------------    -----------------------------
                                                                         AVERAGE                            AVERAGE
                                                AVERAGE                  YIELD/      AVERAGE                 YIELD/
                                                BALANCE   INTEREST        COST       BALANCE    INTEREST      COST
                                                --------  --------       -------   ----------   --------    ---------
                                                                          (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                      $ 1,083,483 $ 22,369        8.28%    $ 1,041,044  $ 27,054      10.42%
    Securities (2)                                598,358   10,773        7.22%      1,536,784    22,865       5.97%
    Repurchase Agreements                          58,011      799        5.52%            769        11       5.74%
    Other earning assets (3)                       66,460    1,084        6.54%         63,065       939       5.97%
                                              ----------- --------      ------     -----------  --------     ------
      Total interest-earning assets             1,806,312   35,025        7.78%      2,641,662    50,869       7.72%
                                              ----------- --------      ------     -----------  --------     ------
Noninterest-earning assets                        107,131                               83,107
                                              -----------                          -----------
      Total assets                            $ 1,913,443                          $ 2,724,769
                                              ===========                          ===========
Interest-bearing liabilities:
    Deposits:
      Transaction accounts (4)                    272,594    1,774        2.61%        267,162     1,858       2.79%
      Term certificates of deposit              1,256,739   17,119        5.46%      1,336,966    18,937       5.68%
                                              ----------- --------      ------     -----------  --------     ------
        Total interest bearing deposits         1,529,333   18,893        4.96%      1,604,128    20,795       5.20%
    Borrowings:
      FHLB advances                                90,865    1,328        5.86%        767,349    13,715       7.17%
      Securities sold under agreements to
        repurchase & other                              0        -        0.00%        155,404     3,151       8.13%
      Promissory note payable                           0        -        0.00%          9,347       185       7.94%
      Senior Notes                                 80,000    2,363       11.81%              -         -          -
                                              ----------- --------      ------     -----------  --------     ------
        Total interest-bearing liabilities      1,700,198   22,584        5.33%      2,536,228    37,846       5.99%
                                              ----------- --------      ------     -----------  --------     ------
Noninterest-bearing liabilities                   112,616                               86,629
                                              -----------                          -----------
        Total liabilities                       1,812,814                            2,622,857
Stockholders' equity                              100,629                              101,912
                                              -----------                          -----------
        Total liabilities and stockholders'
           equity                             $ 1,913,443                          $ 2,724,769
                                              ===========                          ===========
Net interest-earning assets                   $   106,114                          $   105,434
                                              ===========                          ===========
Net interest income/interest rate spread                  $ 12,441        2.45%                 $ 13,023       1.73%
                                                          ========      ======                  ========     ======
Net interest margin                                                       2.76%                                1.98%
                                                                        ======                               ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                106.24%                              104.16%
                                                                        ======                               ======

-------------------------

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



                                      12a

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


                                                                   SIX MONTHS ENDED JUNE 30, 1998
                                                                    COMPARED TO SIX MONTHS ENDED
                                                                            JUNE 30, 1997
                                                    ----------------------------------------------------
                                                       INCREASE (DECREASE) DUE TO
                                                    ------------------------------------
                                                                                 RATE/   TOTAL NET INCREASE
                                                       RATE         VOLUME       VOLUME      (DECREASE)
                                                    --------      --------      --------      --------
                                                                   (Dollars in Thousands)
Interest-earning assets:
    Loans receivable                                $ (9,873)     $    287      $    (52)     $ (9,638)
    Debt securities                                    9,776       (30,772)       (6,394)      (27,390)
    Repurchase Agreements                                (11)        3,613           (92)        3,510
    Other earning assets                                 209           230            31           470
                                                    --------      --------      --------      --------
Total net change in income on interest-earning
    assets                                               101       (26,642)       (6,507)      (33,048)
                                                    --------      --------      --------      --------
Interest-bearing liabilities:
    Deposits:
      Transaction accounts                              (193)           53            (3)         (143)
      Term certificates of deposit                    (1,566)       (1,839)           75        (3,330)
                                                    --------      --------      --------      --------
        Total deposits                                (1,759)       (1,786)           72        (3,473)
    Borrowings:
      FHLB advances                                   (1,295)      (22,098)        1,141       (22,252)
      Securities sold under agreements to
        repurchase and other                          (9,525)       (9,776)        9,776        (9,525)
      Promissory note payable                           (462)         (462)          462          (462)
      Senior Notes                                      --            --           4,740         4,740
                                                    --------      --------      --------      --------
Total net change in expense on interest-bearing
    liabilities                                      (13,041)      (34,122)       16,191       (30,972)
                                                    --------      --------      --------      --------
Change in net interest income                       $ 13,142      $  7,480      $(22,698)     $ (2,076)
                                                    ========      ========      ========      ========



                                                          THREE MONTHS ENDED JUNE 30, 1998
                                                           COMPARED TO THREE MONTHS ENDED
                                                                   JUNE 30, 1997
                                               --------------------------------------------------
                                                   INCREASE (DECREASE) DUE TO
                                               -----------------------------------
                                                                            RATE/   TOTAL NET INCREASE
                                                RATE         VOLUME         VOLUME      (DECREASE)
                                               --------      --------      --------      --------
                                                                  (Dollars in Thousands)
Interest-earning assets:
    Loans receivable                           $ (5,562)     $  1,104      $   (227)     $ (4,685)
    Debt securities                               4,804       (13,962)       (2,934)      (12,092)
    Repurchase Agreements                            (0)          819           (31)          788
    Other earning assets                             90            51             4           145
                                               --------      --------      --------      --------
Total net change in income on interest-earning
    assets                                         (668)      (11,988)       (3,188)      (15,844)
                                               --------      --------      --------      --------
Interest-bearing liabilities:
    Deposits:
      Transaction accounts                         (120)           38            (2)          (84)
      Term certificates of deposit                 (725)       (1,137)           44        (1,818)
                                               --------      --------      --------      --------
        Total deposits                             (845)       (1,099)           42        (1,902)
    Borrowings:
      FHLB advances                              (2,500)      (12,091)        2,204       (12,387)
      Securities sold under agreements to
        repurchase and other                     (3,151)       (3,151)        3,151        (3,151)
      Promissory note payable                      (185)         (185)          185          (185)
      Senior Notes                                 --            --           2,363         2,363
                                               --------      --------      --------      --------
Total net change in expense on interest-bearing
    liabilities                                  (6,681)      (16,526)        7,945       (15,262)
                                               --------      --------      --------      --------
Change in net interest income                  $  6,013      $  4,538      $(11,133)     $   (582)
                                               ========      ========      ========      ========

                                      12b

         The yield on the Company's interest earning assets increased 11 basis points while the cost of the interest bearing liabilities decreased 55 basis points resulting in an increase in the Company's net interest spread and net interest margin of 66 and 74 basis points, respectively, during the six months ended June 30, 1998 as compared to the same period in 1997. Likewise during the three months ended June 30, 1998, the Company's yield on interest earning assets increased 6 basis points while the cost of the interest bearing liabilities decreased 66 basis points as compared to the same period in 1997.

         Interest Income. Total interest and dividend income decreased by $33.0 million or 31.9% during the six months ended June 30, 1998, as compared to the same period in the prior year and declined by $15.8 million or 31.1% during the three months ended June 30, 1998 as compared to the same period in the prior year. Interest income on loans receivable decreased by $9.6 million or 17.7% during the six months ended June 30, 1998, as compared to the same period in the prior year and decreased by $4.7 million or 17.3% during the three months ended June 30, 1998 as compared to the same period in the prior year. The decrease in interest on loans receivable was due to a reduction in the average yield. This decline in the average yield reflected, in part, the sale of the Company's indirect automobile portfolio. Such loans generally carry higher yields than traditional real estate secured loans.

         Interest income on assets (which include mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and, during fiscal 1997, interest rate caps and floors and Student Loan Marketing Association preferred stock) declined by $23.4 million or 47.7% during the six months ended June 30, 1998 as compared to the same period in the prior year and declined by $11.2 million or 46.9% during the three months ended June 30, 1998 as compared to the same period in the prior year. The decline in interest income on such investments during the six and three months ended June 30, 1998 was primarily due to the decline in the average balance of securities of $1.0 billion and $938.4 million during each of the comparative periods. During the six months ended June 1997, the Company reduced its securities holdings (primarily its COFI-based CMOs) through periodic bulk sale transactions which resulted in the sale of $624 million of securities during the period. During the six months ended December 1997 and in connection with the Private Placement and the Redemption, new management accelerated the disposition of its securities portfolio particularly its COFI-based CMOs and determined that its remaining CMO portfolio was "other than temporarily impaired" in accordance with SFAS No. 115 and, pursuant to GAAP, wrote-down the portfolio to market value. Management expects to continue to reduce what remains of the COFI-based portfolio; however, no sales of COFI-based CMOs occurred during the six month period ending June 1998.

         Interest Expense. Total interest expense declined by $31.0 million or 40.1% during the six months ended June 30, 1998, as compared to the same period in the prior year. Similarly, total interest expense declined by $15.3 million or 40.3% during the three months ended June 30, 1998 as compared to the same period in the prior year. Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, declined by $3.5 million or 8.3% during the six months ended June 30, 1998, and $1.9 million or 9.2% during the three months ended June 30, 1998 as compared to the same period in the prior year. The decline in interest expense on deposits was a result of the decline in average balances during the period as well as lower rates being paid overall.

         Interest expense on FHLB advances declined by $22.3 million or 88.7% during the six months ended June 30, 1998, as compared to the same period in the prior year. During the three months ended June 30, 1998, interest expense on FHLB advances decreased $12.4 million or 90.3% as compared to the same period in the prior year. The decline in interest expense on borrowings was a function of a declining balance of borrowings as well as lower rates available at the FHLB. However, during the three months ended June 30, 1998, the Company has been increasing its FHLB borrowings to fund the increased commercial lending activity and cover deposit outflows. Interest expense on reverse repurchase agreements decreased $9.5 million or 97.4% during the six months ended June 30, 1998 and $3.2 million or 100% during the 3 months ended June 30, 1998 as compared to the same periods in the prior year.

         During the six months ended June 30, 1998 and June 30, 1997, interest expense on notes payable of $4.7 million and $462,000, respectively, consisted of interest paid on a promissory note payable to Isabel Collier Read, and since September 8, 1997, interest accrued with respect to the Senior Notes. On September 8, 1997, in connection with the closing of the Private Placement and the Redemption Transactions, the Company issued $80.0 million of the Senior Notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually).

         Provision for Loan Losses. The Company established provisions for loan losses of $450,000 and $18.7 million during the six months ended June 30, 1998 and June 30, 1997, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $341,000 and $9.2 million. Allowance acquired as a result of the acquisition of Green Country was $4.0 million and is reflected in the allowance at June 30, 1998. The provisions established during the six months ended June 30, 1997 were intended primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. At December 31, 1997, the Company's portfolio of such indirect automobile loans had been sold. The provisions established during the six months ended June 30, 1998 were a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships. Management will continue to review its loan loss allowance as the Company's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan loss are necessary.

         Noninterest Income. Total noninterest income (loss) amounted to $6.6 million and $(19.3) million during the six months ended June 30, 1998 and June 30, 1997, respectively. Comparatively, total noninterest income (loss) amounted to $3.9 million and ($3.5) million during the three months ended June 30, 1998 and June 30, 1997, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. The noninterest income (losses) recognized during the six months ended June 30, 1997 and the three months ended June 30, 1997 primarily related to losses incurred on the sale of securities. Specifically, during the six-month period ending June 30, 1997, the Company incurred ($26.4) million of losses on the sale of securities from its COFI-based CMO portfolio. These sales continued through December 31, 1997, as new management pursuant to the Private Placement Memorandum dramatically restructured the Statement of Financial Condition of the Company. Specifically, during the quarter ended September 1997, the Company (1) liquidated the hedging contracts previous management had entered into in an attempt to reduce the Company's exposure to interest rates, (2) sold the majority of its COFI-based CMO portfolio, and (3) wrote-down the remaining COFI-based CMO portfolio to reflect market values. There were no further sales during the six month period ended June 30 1998. Gains on sale recognized during the six month period ending June 30, 1998 of $359,000, came as a result of the Company's sale of $9.0 million in student loans and its securitization and sale of $21.0 million in 30-year residential mortgages which it had originated. The noninterest income recognized during the six months ending June 30, 1998 is reflective of the core noninterest income potential of the Company as this was the first full six months of operations occurring subsequent to the balance sheet restructuring discussed above.

         Noninterest Expense. Total noninterest expense decreased by $3.0 million or 14.9% during the six months ended June 30, 1998, as compared to the same period in the prior year. During the six months ended June 30, 1997, the Company reported provisions of $2.7 million as the Company reassessed its potential liability with respect to a pending dispute with the FDIC regarding amounts owed by Local America to the FDIC under the 1989 Assistance Agreement between Local America and the Federal Savings and Loan Insurance Corporation (the "FDIC Dispute"). During the three month period ended June 30, 1998, the Company reported a decrease in noninterest expense of $884,000 or 8.8%. The Company recorded no further provisions with respect to the FDIC dispute after June 30, 1997. The decline in noninterest expense overall was partially offset by increases in Compensation and employee benefits of $202,000 or 2.7% and $753,000 or 23.3% during the six month period ending June 30, 1998 and the three month period ending June 30, 1998, when compared to the same periods in the prior year. The increases came primarily as a result of the staffing necessary to support the expansion of the loan production base to include commercial business lending.

         Provision (Benefit) for Income Taxes. During the six months ended June 30, 1998, the Company recognized $4.8 million of provisions for income taxes. At June 30, 1998, the Company had approximately $31 million and $180 million of net operating loss carryforwards available for federal and state income tax purposes, respectively. The State net operating loss carryforwards expire in varying amounts between 2006 and 2013. The Federal net operating loss carryforwards expire in 2013. A valuation allowance for all available State net operating loss carryforwards has been established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for Federal income tax purposes. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for Federal income tax purposes will be realized. The change in ownership of the Company did not result in a limitation on the utilization of the net operating losses.



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

         One of the primary goals of the Company's Asset/Liability Management Committee is to effectively increase the duration of the Company's liabilities and/or effectively contract the duration of the Company's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Company's balance sheet, or externally by adjusting the duration of the Company's assets and/or liabilities through the use of hedging contracts, such as interest rate swaps, caps and floors. Although the Company has in the past hedged its interest rate exposure externally through the use of various hedging contracts, the Company's current strategy is to hedge internally through the use of core transaction deposit accounts, which are not as rate sensitive as other deposit instruments, and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial and consumer loans. There were no hedging contracts outstanding at June 30, 1998 or for the six months then ended.

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1998, based on the information and assumptions set forth in the notes below:





                                                                              More Than
                                    Within       Three to      More Than     Three Years
                                    Three         Twelve      One Year to      to Five      Over Five
                                    Months        Months      Three Years       Years         Years         Total
                                  ----------    ----------    -----------    -----------    ----------    ----------
                                                                   (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)            $  259,015    $  285,262     $  201,737     $  161,533    $  236,705    $1,144,252
   Securities(3)                     435,464        30,465         51,223         43,667        56,792       617,611
   Other interest-earning
     assets(4)                        71,401             0              0              0             0        71,401
                                  ----------    ----------     ----------     ----------    ----------    ----------
         Total                    $  765,880    $  315,727     $  252,960     $  205,200    $  293,497    $1,833,264
                                  ==========    ==========     ==========     ==========    ==========    ==========

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      Accounts                    $   10,815    $   32,446     $   58,187     $   34,821    $   61,828    $  198,097
    Passbook accounts                  2,538         7,615         16,260         12,046        34,428        72,887
    Certificates of deposit          353,228       559,956        268,561         19,547           261     1,201,553




Borrowings:
   FHLB advances                      56,600             0              0         40,000        40,034       136,634

                                                                                                                   0
   Senior notes                            0             0              0              0        80,000        80,000
                                  ----------    ----------     ----------     ----------    ----------    ----------
         Total                    $  423,181    $  600,017     $  343,008     $  106,414    $  216,551    $1,689,171
                                  ==========    ==========     ==========     ==========    ==========    ==========

Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities    $  342,699    $ (284,290)    $  (90,048)    $   98,786    $   76,946    $  144,093
                                  ==========    ==========     ==========     ==========    ==========    ==========

Cumulative excess (deficiency)
  of interest-earning assets over
  interest-bearing liabilities    $  342,699    $   58,409     $  (31,639)    $   67,147    $  144,093    $  144,093
                                  ==========    ==========     ==========     ==========    ==========    ==========

Cumulative excess (deficiency)
  of interest-earning assets over
  interest-bearing liabilities as
  a percent of total assets            18.00%         3.07%         (1.66)%         3.53%         7.57%         7.57%
                                  ==========    ==========     ==========     ==========    ==========    ==========


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

(2) Balances have been reduced for nonaccrual loans, which amounted to $1.30 million at June 30, 1998 and excludes discounts and other adjustments of ($6.1) million.

(3) Does not include unrealized gain on securities classified as available for sale of $7.44 million.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 1998, the Company had $328.0 million in borrowing capacity under a collateralized line of credit with the FHLB of Topeka, of which $136.6 million was outstanding as of such date. The Bank does not currently accept brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At June 30, 1998, the Company had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $109.4 million. Certificates of deposit which are scheduled to mature within one year totaled $913.2 million at June 30, 1998, and borrowings that are scheduled to mature or reprice within the same period amounted to $56.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

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

         Capital Resources. Federally insured savings institutions such as the Banks are required to maintain minimum levels of regulatory capital. The following table reflects the Banks' actual levels of regulatory capital and applicable regulatory capital requirements at June 30, 1998.



                               MINIMUM
                              REQUIRED(4)            ACTUAL                 EXCESS
                              -----------            ------                 ------
                          PERCENT   AMOUNT ($)   PERCENT  AMOUNT ($)   PERCENT   AMOUNT ($)
                          -------   ----------   -------  ----------   -------   ----------
                                             (DOLLARS IN THOUSANDS)
Local Federal:
   Tangible capital         1.50%     28,033       8.09%    151,201       6.59%    123,168
   Core capital (1)         3.00%     56,089       8.13%    151,974       5.13%     95,885
   Risk-based
     capital (2)(3)         8.00%     83,323      15.24%    158,690       7.24%     75,367

Local America:
   Tangible capital         1.50%     10,024      16.45%    109,921      14.95%     99,897
   Core capital (1)         3.00%     20,048      16.45%    109,921      13.45%     88,873
   Risk-based
     capital(2)(3)          8.00%     36,626      25.23%    115,506      17.23%     78,880


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



PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         Exhibit 27 - Financial Data Schedule

         b.       Reports on Form 8-K

         On June 16, 1998, the Company filed a Form 8-K current report to report that the Company's Board of Directors adopted a resolution changing the fiscal year end from June 30 to December 31. No financial statements were filed with this report.

         On June 18, 1998, the Company filed a Form 8-K current report to report that the Company's wholly-owned subsidiary, Local Federal Bank, F.S.B., had entered into a definitive agreement to acquire BankSouth Corporation, a state bank holding company based in Lawton, Oklahoma. No financial statements were filed with this report.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         August 10, 1998               By  /s/ Edward A. Townsend
                                            ------------------------------------
                                            Edward A. Townsend
                                            Chairman of the Board
                                            Chief Executive Officer



Date:         August 10, 1998               By  /s/ Richard L. Park
                                            ------------------------------------
                                            Richard L. Park
                                            Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS



EXHIBIT                                 DESCRIPTION

27                                      Financial Data Schedule