Form 10-KT
period 1997-12-31
LOCAL FINANCIAL CORP /NV
filed 1998-09-01
CIK 1047125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended _________________.

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from July 1, 1997 to December 31, 1997

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             65-0424192
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 3601 N.W. 63RD, OKLAHOMA CITY, OK                               73116
 ----------------------------------------                        -------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (405) 841-2298

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of the registrant's $0.01 par value common stock as of August 14, 1998 were as follows:

                                    NUMBER OF SHARES
                                    ----------------
                                      20,537,209

                           LOCAL FINANCIAL CORPORATION
                       1998 TRANSITION REPORT ON FORM 10K
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE NO.

Item 1   Business                                                              1

Item 2   Properties                                                            45

Item 3   Legal Proceedings                                                     48

Item 4   Submission of Matters to a Vote of Security-Holders                   49

                                     PART II

Item 5   Market for Registrant's Common Equity and Debt and
           Related Stockholder Matters                                         49

Item 6   Selected Financial Data                                               50

Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 52

Item 7A  Quantitative and Qualitative Disclosure about Market Risk             68

Item 8   Financial Statements and Supplementary Data                           75

Item 9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                 75

                                    PART III

Item 10  Directors and Executive Officers of the Registrant                    76

Item 11  Executive Compensation                                                79

Item 12  Security Ownership of Certain Beneficial Owners and
           Management                                                          80

Item 13  Certain Relationships and Related Transactions                        80

                                     PART IV

Item 14  Exhibits, Financial Statements Schedules, and Reports
           on Form 8-K.                                                        80

ITEM 1.  BUSINESS

THE COMPANY

         General. The Company is a Delaware corporation headquartered in Oklahoma City, Oklahoma. The Company was chartered in 1992 to become the holding company of Local Federal Bank, F.S.B. ("Local Federal"), a federally chartered savings institution. Local Federal was organized in 1908 under the name Local Building and Loan Association, changed to a federal mutual charter in 1935 and converted to the stock form of organization in 1983. Local Federal's wholly-owned subsidiaries include Local America Inc. and its wholly-owned subsidiary, Local America Bank of Tulsa, F.S.B. ("Local America"), a federally chartered savings institution. Local Federal and Local America are collectively referred to herein as the "Banks." The Company also owns through Local Federal two indirect automobile finance subsidiaries, Local Acceptance Company of Florida ("Local Acceptance" or "LAC") and Star Financial Services Corporation ("Star") of Oklahoma. The loan receivables of LAC and Star were sold in late December 1997. See "Business--Lending Activities--Consumer Loans". At December 31, 1997, the Company had consolidated assets of $1.88 billion, substantially all of which is comprised of its direct and indirect 100% ownership interest in the Banks, consolidated liabilities of $1.80 billion, consolidated deposits of $1.60 billion and consolidated stockholders' equity of $82.6 million.

         As of December 31, 1997, the Banks conducted business through forty-one branch offices located throughout the state of Oklahoma, with heavy concentration in the Oklahoma City and Tulsa areas. Twenty-eight branch offices operated under the Local Federal name. Seven of these branch offices are located in Oklahoma City and nine additional branches are within a fifty mile radius. Local America operated thirteen branches in the Tulsa area. According to SNL Securities, as of May 31, 1998, the Banks ranked fifth in Oklahoma by deposit market share among depository institutions and first in deposit market share among thrift institutions.

         Prior to the Private Placement and the Redemption (as defined and described below), the Banks' strategy was to run a low cost institution structured around the following areas: (i) a nationally diversified wholesale commercial real estate mortgage portfolio; (ii) an Oklahoma-based retail deposit franchise operated on a low-overhead basis delivering a traditional set of thrift products and services, including conforming single-family residential home loans, home equity, student guaranteed, direct automobile and installment loans through its branch network; (iii) a wholesale securities portfolio involving derivative mortgage securities funded both by retail as well as wholesale funding through advances from the Federal Home Loan Bank ("FHLB") of Topeka and securities sold under agreements to repurchase ("reverse repurchase agreements"); and (iv) during the past few years, origination of indirect sub-prime automobile finance contracts purchased from dealerships in Oklahoma and Florida. Portfolios of residential loans packaged and sold by the Resolution Trust Corporation ("RTC") and the Federal Deposit Insurance Corporation ("FDIC") were also purchased. Both LAC and Star were incorporated in an attempt to engage in the purchase and servicing of sub-prime automobile finance contracts in their respective markets.

         Operating Results. The Company reported net income of $13.6 million, $14.4 million and $52.5 million during the years ended June 30, 1996, 1995 and 1994, respectively. However, beginning in fiscal 1996, the Company's results of operations have been adversely impacted by increases to the provision for loan losses to cover realized and inherent losses associated with the Company's indirect automobile receivables. During fiscal 1996, net income declined by $847,000 or 5.9% from fiscal 1995 levels, as the Company's provision for loan losses increased by $4.0 million to $5.1 million. An aggregate of $4.5 million of such provision was related to the indirect automobile receivables portfolio. The Company's financial position deteriorated further during fiscal 1997. For the fiscal year ended June 30, 1997, the Company experienced a net loss of $30.0 million. This loss reflects a $28.4 million provision for loan losses which primarily related to the Company's indirect automobile receivables. The loss during fiscal 1997 was also due to $29.9 million of losses which were recognized on the sale of a portion of the Company's adjustable-rate collateralized mortgage obligations ("CMOs") with interest rate adjustments tied to the FHLB Eleventh District Cost of Funds Index ("COFI"), and a non-recurring $10.3 million special assessment (before applicable tax benefits) which was recorded in fiscal 1997 in connection with legislation which recapitalized the Savings Association Insurance Fund ("SAIF").

         Primarily as a consequence of actions taken in connection with the Private Placement and the Redemption (described below), during the six months ended December 31, 1997, the Company incurred a net loss of $86.0 million. Specifically, the Company incurred $125.5 million of losses on the sale of securities, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation or write-off of the Company's hedging contracts, and an aggregate loss of $72.0 million was incurred on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). The market for fixed income securities improved during the three month period ended December 31, 1997 and the Company sold a portion of the remaining COFI-based CMO portfolio for a gain of $12.8 million. The Company also recorded a $25.6 million provision for loan losses during the six months ended December 31, 1997, primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. This portfolio was sold in late December 1997. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Private Placement and the Redemption. On August 25, 1997, the Company entered into a Redemption Agreement, as amended on September 5, 1997 (the "Redemption Agreement"), with Barron Collier and Miles Collier, the sole stockholders of the Company (the "Selling Stockholders"), pursuant to which the Company agreed to redeem all of the Company's issued and outstanding shares of Common Stock for consideration of $154.0 million, subject to adjustment as described under "The Private Placement and the Redemption Transactions--The Redemption Agreement" (the "Redemption"), and the satisfaction of various conditions, including the raising of funds through a private placement of at least $190.0 million of Common Stock and at least $70.0 million of Senior Notes. In addition, pursuant to the Redemption Agreement, the Company agreed to prepay a promissory note payable to the mother of the Selling Stockholders at a price equal to the principal amount thereof plus accrued and unpaid interest thereon to the date of prepayment (i.e., $7.2 million).

         On September 8, 1997, the Company entered into a Purchase Agreement with Friedman Billings, Ramsey & Co., Inc. ("FBR" or the "Placement Agent") and the various purchasers of the Local Securities (the "Purchase Agreement"), which provided, among other things, for the purchase on such date of an aggregate of $197.0 million of Common Stock and $80.0 million of Senior

Notes. A closing was held on such date at which the Redemption was consummated. In connection therewith, Edward A. Townsend, the present Chairman of the Board and Chief Executive Officer of the Company and the Banks, Jan A. Norton, the present President of the Company and the Banks and Joseph A. Leone, a director of Local Federal, were elected directors of the Company and all of the persons then serving as directors of the Company resigned. The remaining directors who presently serve as directors of the Company were then elected and management appointments were made. In connection with the Private Placement, the Company on September 8, 1997 also entered into the Registration Rights Agreement with the initial purchasers of the Local Securities and the Placement Agent, pursuant to which, among other things, the Company agreed to file within 120 days a shelf registration statement with the Commission providing for the offer and sale of the Local Securities. The Registration Statement was filed on January 6, 1998 in satisfaction of such requirement and declared effective April 20, 1998.

         Initiatives by New Management. Since the completion of the Private Placement and the Redemption, new management has been actively implementing the measures that are described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. These actions include reducing the level of the Company's CMOs with interest rate adjustments tied to the COFI, eliminating all swap and hedging contracts and resolving the Company's portfolio of indirect automobile loans. While the actions taken are expected to favorably impact the Company on a going forward basis, as described above under "--Operating Results," during the six months ended December 31, 1997, the implementation of these measures resulted in a net loss of $86.0 million. The Company's results for the six months ending December 31, 1997 were significantly impacted by nonrecurring charges relating to disposition of the hedging contracts, the writedown and disposition of securities and additional reserves taken by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         New management of the Company has already implemented several initiatives since consummation of the Private Placement and the Redemption which are intended to enhance the Banks' franchise, particularly in the Oklahoma markets where the Company operates. In the commercial real estate lending area, the Company has hired an individual with over fifteen years experience in the Oklahoma City market. In addition, the Company intends to establish a commercial business lending function, and has recruited two experienced senior executives from the Oklahoma City market. These individuals have worked together successfully in Local Financial's markets and are highly visible to area entrepreneurs and small business owners.

         The Company is presently in the process of updating 13 branch facilities. The projects include drive-in expansions to better accommodate checking account growth, interior renovations to provide greater customer privacy, parking lot remodeling to improve customer accessibility and space availability and interior teller line expansion to more efficiently provide customer service. In addition, the Company has received regulatory approval for a second Edmond branch and has notified the OTS regarding its plans to relocate the Purcell branch to a new larger site location.

         The Company will also consider acquisition opportunities when it perceives such acquisitions will enhance the Company's franchise value. The Company anticipates that its focus will be on the acquisition of community-oriented commercial banks and savings institutions which are located in communities outside of the larger metropolitan markets of Oklahoma City and Tulsa and in smaller, less urban markets.

         Finally, the Company is attempting to establish more of a sales culture at both Local Federal and Local America. The Company's marketing department is actively working on a number of campaigns to promote Local Federal and Local America, including: a new checking account campaign; a corporate image advertising campaign focusing on the Company's commitment to local markets; a home equity loan campaign; and a campaign featuring the Company's new commercial and industrial lending capabilities. The Company's emphasis is to work on ways to better serve the Banks' customers, as well as to promote additional fee income through investment products and overdraft protection.

         Acquisition of Green Country Banking Corporation. On October 22, 1997, Local Financial and Local America entered into an Agreement and Plan of Merger (the "Merger Agreement") with Green Country and its wholly owned subsidiary, Green Country Bank, FSB ("Green Country Bank"), pursuant to which Green Country would be merged with and into the Company, with the Company as the surviving corporation, and in connection therewith, Green Country Bank would be merged with and into Local America (collectively, the "Merger"). The Merger was consummated on February 16, 1998 and, in connection therewith, each outstanding share of common stock and preferred stock of Green Country was converted into
27.907 and 4,150.27 newly-issued shares, respectively, of the Company's Common Stock. As a result of the foregoing, an aggregate of 837,209 shares of the Company's Common Stock were issued in connection with the Merger to the three existing shareholders of Green Country, which include Edward A. Townsend, Chairman and Chief Executive Officer of the Company, and Jan A. Norton, President and Chief Operating Officer of the Company. The shares of Company Common Stock issued in connection with the Merger are subject to the terms and conditions of the Registration Rights Agreement. The Merger was accounted for under the purchase method of accounting. At December 31, 1997, Green Country Bank operated out of three full-service offices located in Miami, Grove and Commerce, Oklahoma, and had consolidated assets, liabilities, deposits and stockholders' equity of $106.5 million, $100.4 million, $77.0 million and $6.1 million, respectively.

Acquisition of BankSouth Corporation. On June 18, 1998, Local entered into an agreement to purchase BankSouth Corporation, a state bank holding company based in Lawton, Oklahoma (BankSouth) for approximately $20,600,000 cash. Local's resultant wholly-owned subsidiary, Citizens Bank, which was formerly the wholly-owned subsidiary bank of BankSouth, will be subsequently merged into Local, with Local being the surviving bank. The purchase is subject to regulatory approval.

The acquisition of BankSouth will be accounted for under purchase accounting treatment. Total assets and liabilities of BankSouth at March 31, 1998, are approximately $177,000,000 and $165,000,000, respectively. Final purchase price adjustments will be made upon closing of the transaction and will be based on the fair values of assets and liabilities at that date. Calendar year 1998 earnings retained prior to the closing date will affect the allocation of the purchase price to the extent they affect net asset values at closing. The excess of the purchase price over the amounts assigned to identifiable assets acquired less liabilities assumed will be recorded as goodwill. The resulting goodwill of approximately $8,700,000 will be amortized on a straight-line basis over 15 years.

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision (the "OTS"). The Banks, as federally chartered savings banks, are subject to comprehensive regulation and examination by the OTS, as their chartering authority and primary regulator, and by the FDIC, which administers the SAIF, which insures the Banks' deposits to the maximum extent permitted by law. The Banks are members of the FHLB of Topeka, which is one of the 12 regional banks which comprise the FHLB System. The Banks are further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

         The Company's executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087.

LENDING ACTIVITIES

         General. The Company has historically generated loans through its own branch network in the case of residential and consumer loans and, in the case of commercial real estate loans, through a network of loan brokers, mortgage bankers and unaffiliated financial institutions. All commercial real estate and residential real estate mortgages are generally secured by first trust deeds on real property. Consumer loans are comprised of direct automobile loans originated by the Banks as well as an indirect automobile finance receivables portfolio, a mix of home equity and other secured and unsecured consumer loans. As of December 31, 1997, the Company's net loans receivable portfolio amounted to $953.5 million or 50.7% of the Company's total consolidated assets.

         The following table presents information on the Company's consolidated loan portfolio as of the dates indicated:


                                                                                          June 30,
                                                      ----------------------------------------------------------------------------
                                    December 31,
                                        1997             1997              1996              1995          1994            1993
                                    -----------       -----------       -----------      -----------    -----------    -----------
                                                                             (Dollars in Thousands)

Single-family residential real      $   287,262       $   282,034       $   280,173      $   282,319    $   292,119    $   272,089
  estate loans
Construction loans                         --                --                --              5,000           --              332
Commercial real estate loans(1)         645,240           638,091           606,811          496,803        404,572        260,373
Commercial business loans                 4,043              --                --               --             --             --
Consumer loans(2)                        45,751           122,908           165,380           42,189         32,846         28,451
                                    -----------       -----------       -----------      -----------    -----------    -----------
     Total gross loans              $   982,296       $ 1,043,033       $ 1,052,364      $   826,311    $   729,537    $   561,245
                                    ===========       ===========       ===========      ===========    ===========    ===========

Less:
     Unaccreted discounts           $    (7,824)      $   (12,522)      $   (16,163)     $   (15,451)   $   (16,880)   $   (13,918)
     Unearned interest                     --              (4,479)          (13,959)            (890)          (142)          --
     Allowance for loan losses          (20,484)(3)       (11,435)(3)        (3,228)          (4,593)        (3,689)        (2,172)
     Loans in process                      --                --                --               --               (3)           (42)
     Deferred income                       (518)             (773)             (879)            (767)          (257)          (660)
                                    -----------       -----------       -----------      -----------    -----------    -----------
       Loans receivable, net        $   953,470       $ 1,013,824       $ 1,018,135      $   804,610    $   708,566    $   544,453
                                    ===========       ===========       ===========      ===========    ===========    ===========

----------------

(1)      Includes loans secured by multi-family residential properties.
(2)      At December 31, 1997 and June 30, 1997, 1996, 1995, 1994 and 1993,
         includes $0, $82.2 million, $33.3 million, $21.7 million, $1.9 million and $0 of indirect automobile loan receivables.
(3) See "--Allowance for Loan Losses" for information on the increase in the Company's allowance for loan losses during fiscal 1997 and the six months ended December 31, 1997.

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company's total loan portfolio at December 31, 1997, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                              Principal Repayments Contractually Due or Repricing
                                                          In Year(s) Ended December 31,
                                         --------------------------------------------------------------------
                            Total at
                           December 31,                                                              There-
                               1997         1998        1999        2000        2001       2002       after
                           ------------  ----------  ----------  ----------  ----------  ---------  ---------
                                                                     (In Thousands)

Residential real estate    $    287,262  $      607  $    1,016  $    1,863  $    3,148  $   4,176  $ 276,452
Commercial real estate          649,283      38,627      31,964      47,627      93,630     60,145    377,290
Consumer                         45,751      15,083       1,658       2,209       2,879      2,280     21,642
                           ------------  ----------  ----------  ----------  ----------  ---------  ---------
Total(1)                   $    982,296  $   54,317  $   34,638  $   51,699  $   99,657  $  66,601  $ 675,384
                           ============  ==========  ==========  ==========  ==========  =========  =========


----------

(1) Of the $928.0 million of loan principal repayments contractually due after December 31, 1998, $529.3 million have fixed rates of interest and $398.7 million have adjustable rates of interest. Commercial, consumer and total loans are presented net of undistributed loan proceeds.

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Banks the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgages (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

         Origination, Purchase and Sale of Loans. The lending activities of the Banks are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Banks' Boards of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, loan brokers, mortgage bankers, unaffiliated financial institutions, existing customers, walk-in customers and advertising. In its present marketing efforts, the Banks emphasize their customized personal service, competitive rates, and an efficient underwriting and approval process. Property valuations are performed by the Banks' staff as well as by independent outside appraisers approved by the Banks' Boards of Directors. The Banks generally require title, hazard and, to the extent applicable, flood insurance on its security property.

         A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1997, Local Federal's and Local America's regulatory limit on loans-to-one borrower was $21.9 million and $15.2 million, respectively. As of such date, the five largest loans or groups of loans-to-one borrower, including related entities, held in the Banks' portfolios aggregated $25.9 million, $22.2 million, $21.2 million, $18.0 million and $16.8 million. All of the loans which exceed the Banks' respective lending limits were originated during periods when the asset size of the Banks was greater and the Banks' lending limits were higher. As a result, such loans are grandfathered and comply with such OTS regulations. All of these five largest loans or loan concentrations were secured by commercial real estate and were performing in accordance with their terms at December 31, 1997.

         The following table shows the activity in the Company's loan portfolio during the periods indicated.



                                                                             Years Ended June 30,
                                   Six Months Ended        -----------------------------------------------------
                                   December 31, 1997          1997                 1996                 1995
                                   -----------------       -----------          -----------          -----------
                                                                (Dollars in Thousands)
Gross loans held at beginning
  of period                         $ 1,043,033             $ 1,052,364          $   826,311          $   729,537
Originations of loans:
     Single-family residential           27,331                  41,115               50,126               20,032
     Commercial real estate              33,245                 118,527              114,818              121,554
     Commercial business                  4,449                    --                   --                   --
     Consumer                            20,460                  73,627              179,554               54,222
                                    -----------             -----------          -----------          -----------
       Total originations                85,485                 233,269              344,498              195,808
                                    -----------             -----------          -----------          -----------
Purchases of loans:
     Single-family residential             --                      --                   --                  3,524
     Commercial real estate              32,503                  86,939               87,714              142,516
     Commercial business                    700                    --                   --                   --
     Consumer                              --                      --                   --                  5,000
                                    -----------             -----------          -----------          -----------
       Total purchases                   33,203                  86,939               87,714              151,040
                                    -----------             -----------          -----------          -----------
          Total originations
           and purchases                118,688                 320,208              432,212              346,848
                                    -----------             -----------          -----------          -----------
Loans sold:
     Consumer loans(1)                    1,735                  11,974               15,009               27,537
     Consumer (indirect auto)            54,135                    --                   --                   --
     Single-family residential             --                      --                     13                 --
     Commercial real estate                --                      --                   --                 62,147
                                    -----------             -----------          -----------          -----------
       Total sold                        55,870                  11,974               15,022               89,684
Repayments(2)                          (123,231)               (316,559)            (186,173)            (159,185)
Transfers to real estate owned             (324)                 (1,006)              (4,964)              (1,205)
Net activity in loans                   (60,737)                 (9,331)             226,053               96,774
                                    -----------             -----------          -----------          -----------
Gross loans held at end of
  period                            $   982,296             $ 1,043,033          $ 1,052,364          $   826,311
                                    ===========             ===========          ===========          ===========

----------------

(1) Consists solely of guaranteed student loans.
(2) Includes repossessions with respect to indirect automobile loans.

         Commercial Real Estate Loans. As of December 31, 1997, commercial real estate loans (which include multi-family residential loans) amounted to $645.2 million or 65.7% of the Company's total loan portfolio. The Banks originate and purchase whole loans and loan packages through a network of loan brokers, mortgage bankers and institutions throughout the country with whom the Banks have relationships, who find potential loans based upon the Banks' established underwriting and pricing guidelines. All originations and purchases undergo a three-step underwriting and evaluation process. First, an initial review of the loan package is conducted by the originator to determine conformity to guidelines and consistency with the Banks' lending philosophy. An indication of pricing and terms may be issued in the case of loans which have already been originated. Second, once the indication is accepted by the borrower and a completed application submitted, a detailed underwriting is conducted in which both the originator and the Banks' in-house appraiser conduct an onsite inspection and analysis. Rent rates are analyzed and compared to market rents, reported occupancy is checked against evidence onsite, environmental issues are identified and the appropriate level of investigation is conducted and a final credit write-up is prepared. Finally, the Banks' closing department reviews the totality of work, including completeness of analysis and documentation, title searches, borrower background checks, appraisal and environmental reports and other pertinent data. Only after these three broad steps is a final approval and disbursement made.

         The Company also purchases packages of commercial real estate loans from a financial institution located in Oregon and a financial institution located in Utah. These loans are secured primarily by multi-family residential and nonresidential real estate and are generally purchased on a servicing retained basis. Commercial real estate loans purchased by the Company are underwritten pursuant to the same guidelines as direct loan originations. The Company purchased a total of $32.5 million and $86.9 million of commercial real estate loans during the six months ending December 31, 1997 and the year ended June 30, 1997, respectively.

         The Banks impose in-house lending limits which are below statutory lending limits. While the OTS statutory limit is 15% of an institution's unimpaired capital and surplus (or with respect to Local Federal and Local America, approximately $21.9 million and $15.2 million, respectively, at December 31, 1997), new management of the Company generally restricts single loans to $12 to $15 million in size and generally limits exposure to any single borrower to $20 million.

         The Company originates both fixed-rate and adjustable rate commercial real estate loans. Fixed-rate commercial real estate loans generally have terms to maturity of between five and ten years and amortize over a period of up to 30 years. Adjustable-rate commercial real estate loans have interest rates which generally adjust every six months, one year, three years and five years in accordance with a designated index (either the London Interbank Offer Rate, the prime rate quoted in the Wall Street Journal or U.S. Treasury rates).

         Loan-to-value ratios on commercial real estate loans are generally limited to a maximum of 80% for apartments and manufactured housing communities (loans on real estate as distinguished from manufactured homes), 75% on mini-storage units and multi-tenant warehouses, 70% for offices and 65% for hotels and retail properties.

         Wholesale commercial real estate origination/acquisition volume was relatively stable in fiscal 1996 and 1997, amounting to $202.5 million and $205.4 million, respectively, and amounting to $65.7 million for the six months ended December 31, 1997.

         By virtue of its nationwide wholesale commercial mortgage originations, the commercial real estate portfolio is diversified geographically. As of December 31, 1997, the states in which the highest geographic concentration of assets existed were Oregon (14.0%), California (13.9%), New York (12.1%) and Texas (11.3%). In terms of primary collateral type, as of December 31, 1997, $282.8 million or 43.7% of the commercial mortgage portfolio was secured by apartment buildings, $118.5 million or 18.3% of the commercial mortgage portfolio was secured by hotels and motels and $99.4 million or 15.4% of the commercial mortgage portfolio was secured by manufactured housing communities. The largest single commercial real estate loan as of such date had an outstanding principal balance of $15.9 million and is secured by a 100-unit apartment building located in Tennessee. Multiple commercial mortgage loans to one borrower are generally cross-collateralized and cross-defaulted.

         Under prior management, the Company originated and purchased commercial real estate loans secured by properties located throughout the United States. New management expects to continue the origination and purchase of commercial and multi-family residential loans throughout the United States but plans to emphasize the origination and purchase of loans secured by multi-family and commercial real estate located within the State of Oklahoma and surrounding states. The Company recently hired an experienced commercial real estate lender with over 15 years of experience in the Oklahoma City market. As a result, the Company expects to expand its origination of commercial real estate loans, particularly within its local market area.

         The Company also anticipates that during fiscal 1998 it will begin to originate within the State of Oklahoma commercial business loans. The Company has recently hired two senior loan officers from the Oklahoma City market who have significant commercial business lending experience and who have worked together in the past and are well known in the local business community.

         Commercial lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. The risks relating to commercial real estate lending can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by imposing stringent underwriting standards and continually monitoring the operation and physical condition of the collateral.

         As shown under "--Asset Quality," the Company's nonperforming commercial real estate loans amounted to $162,000 or 0.03% of total commercial real estate loans at December 31, 1997, as compared to $2.0 million or 0.3% of total commercial real estate loans at June 30, 1997. The Company had no commercial real estate owned at December 31, 1997, as compared to $6.2 million or 71.4% of total foreclosed assets as of June 30, 1997. The decline was primarily due to the transfer of a $6.0 million retail shopping center from real estate owned to real estate held for investment. Local Federal has profitably managed the shopping center since it became real estate owned. The property was transferred to real estate held for investment during the period because the Company had exceeded the 5-year regulatory limit for holding real estate owned.

         Single-Family Residential Real Estate Loans. At December 31, 1997, the Company's single-family residential mortgage loan portfolio amounted to $287.3 million or 29.2% of the total loan portfolio. All of the Company's single-family residential mortgage loans are secured by properties located in the State of Oklahoma. The majority of the single-family residential loan portfolio consist of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. For the six months ended December 31, 1997 and the year ended June 30, 1997, the Company originated $27.1 million and $41.1 million of single-family residential mortgage loans, respectively. The single-family residential loan portfolio was originated through the Banks' retail branch network as well as through a centralized residential loan origination center. New management expects to increase the Banks' emphasis on single-family residential lending within its primary market area in Oklahoma.

         The loan-to-value ratio, maturity and other provisions of the loans made by the Banks generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with market conditions and underwriting standards established by the Banks. The Company's lending policies on single-family residential mortgage loans generally limits the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property and generally all single-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         The Banks offer fixed-rate single-family residential loans with terms of 15 to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving the Banks the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         Since the early 1980s, the Banks have been offering adjustable-rate loans in order to decrease the vulnerability of its operations to changes in interest rates. At December 31, 1997, $66.2 million or 23.1% of the single-family residential loans in the Company's total loan portfolio consisted of adjustable-rate loans.

         The Banks' single-family residential adjustable-rate loans are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust every year in accordance with a designated index (i.e., the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity, as made available by the Federal

Reserve Board). There is a 2% cap on the rate adjustment per period and a 6% cap on the rate adjustment over the life of the loan. The Banks' adjustable-rate loans are not currently convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

         The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding only fixed-rate loans in an increasing interest rate environment.

         At December 31, 1997, total non-performing single-family residential mortgages and foreclosed single-family residential assets amounted to $413,000 and $264,000, respectively.

         Consumer Loans. Consumer loans totaled $45.8 million as of December 31, 1997 and consisted of $27.8 million of home equity loans, $7.6 million of deposit secured loans, $7.1 million of guaranteed student loans, $3.0 million of automobile finance loans and $332,000 of property improvement and personal loans. These loans are originated through the Banks' branch network. Under the Banks' home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 100% at origination. Applications are taken at the branch level but underwriting, except in the case of cash secured loans, is done centrally. New management expects to increase the Banks' emphasis on consumer lending within its primary market area in Oklahoma. As of December 31, 1997, the Banks had $51,000 of nonperforming consumer loans and had $31,000 in foreclosed consumer loans.

         From February 1994 until February 1997, the Banks, through LAC and Star, purchased sub-prime automobile finance receivables from auto dealers. LAC, established in 1993, purchased contracts, normally on a discounted basis, from dealers in and around Hollywood, Florida. Star, established in 1995, purchased auto contracts from dealers in Oklahoma and operated a branch origination office in Tulsa. All purchases of automobile paper by the Banks were performed by these subsidiaries. Summarized financial reports were submitted to the Board of Directors of the Banks. All dealer relationships, underwriting, pricing, purchasing and servicing of contracts were controlled at the subsidiary level.

         Evidence of significant credit problems came to the attention of the former Board of Directors of the Company during the fourth calendar quarter of 1996. Upon additional scrutiny of the causes of this deterioration, it became evident that both Star and LAC were going to continue to incur credit losses and that these losses were mounting rapidly. Management of the Banks further believe that it has uncovered evidence of fraud at LAC and has notified law enforcement authorities. In February 1997, the Banks stopped originations permanently and dismantled the origination infrastructure of the two subsidiaries. Since such date, the two subsidiaries have only been servicing and collecting remaining contracts.

         The condition of the indirect automobile finance receivables portfolio has had a direct and material adverse impact on the Company's results of operations. During the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996, the Company provided an aggregate of $23.4 million, $28.1 million and $4.5 million in provisions for loan losses to cover realized and inherent losses associated with respect to this portfolio. At December 31, 1997, the Company's portfolio of indirect automobile receivables had been sold.


ASSET QUALITY

         Loan Delinquencies. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the 15th day after a payment is due (30th day in the case of commercial real estate loans), at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days (30 days in the case of commercial real estate loans), the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         The following table presents information as of December 31, 1997 with respect to the delinquent loans of the Company on a consolidated basis:


                                                  Loans Delinquent For:
                                ---------------------------------------------------------------------
                                                                                                        Total Loans Delinquent
                                       60 - 89 Days                        90 Days and Over                 60 Days or More
                                -------------------------------     ---------------------------------  ----------------------------
                                                     Percent of                            Percent of                   Percent of
                                                       Loan                                  Loan                          Loan
                                Number   Amount      Category       Number    Amount       Category    Number    Amount  Category
                                ------   ------      ----------     ------    ------       ----------  ------    ------ -----------
                                                                        (Dollars in Thousands)

Single-family residential         27     $  693        0.24%          16     $  342          0.12%        43     $1,035    0.36%
Commercial real estate             2        162        0.03            2      1,224          0.19          4      1,386    0.22
Consumer                           8        155        0.34            5         65          0.14         13        220    0.48
                                ----     ------                     ----     ------                       --     ------
 Total                            37     $1,010        0.11%          23     $1,631          0.17%        60     $2,641    0.27%
                                ====     ======      ======         ====     ======          ====         ==     ======    ====

         Nonperforming Assets. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are written down when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Company continually through sales and rental activities, and by updated appraisals and other valuation methods when needed. The allowance for losses on assets acquired through foreclosure and repossession represents an amount which management believes will be adequate to absorb losses from the disposition and/or revaluation of these assets. Additions or reversals of the allowance for losses on assets acquired through foreclosure and repossession are provided as an expense or a benefit, respectively, through the provisions for uninsured risks and losses on assets acquired through foreclosure and repossession in the accompanying Consolidated Statements of Operations. The allowance for losses is charged or reduced as losses through sales or revaluations are incurred. At December 31, 1997, the allowance for losses on assets acquired through foreclosure and repossession amounted to $35,000. See
Note 8 of the Notes to Consolidated Financial Statements.

         The following table presents information on the Company's nonperforming assets at the dates indicated. The Company did not have any troubled debt restructurings at any of the dates presented.


                                                                                 June 30,
                                                 ------------------------------------------------------------------------
                                December 31,
                                    1997           1997            1996            1995            1994            1993
                                 ---------       ---------       ---------       ---------       ---------      ---------
                                                                           (Dollars in Thousands)
Non-accruing loans:
     Single-family residential   $     413       $     927       $     220       $     329       $     539      $     698
     Commercial real estate            162           1,977           3,574           2,778           2,785            315
     Consumer loans(1)                  51             604             --              --               18             18
                                 ---------       ---------       ---------       ---------       ---------      ---------
       Total                     $     626       $   3,508       $   3,794       $   3,107       $   3,342      $   1,031
                                 ---------       ---------       ---------       ---------       ---------      ---------

Accruing loans greater than
  90 days delinquent(2)               --               415           1,548            --              --             --

Foreclosed assets:
     Single-family residential         264             236             304             419             116          1,174
     Commercial real estate           --             6,170           6,570           7,363           7,503          8,959
     Construction                     --              --              --              --              --             --
     Consumer(1)                        31           2,241           3,969            --              --             --
                                 ---------       ---------       ---------       ---------       ---------      ---------
       Total foreclosures              295           8,647          10,843           7,782           7,619         10,133
                                 ---------       ---------       ---------       ---------       ---------      ---------

Total non-performing assets      $     921       $  12,570       $  16,185       $  10,889       $  10,961      $  11,164
                                 =========       =========       =========       =========       =========      =========

Total non-performing assets
     as a percentage of total
     assets                           0.05%           0.48%           0.49%           0.33%           0.33%          0.48%
                                 =========       =========       =========       =========       =========      =========

----------------

(1)      Consists primarily of indirect automobile finance receivables.
(2)      Consists solely of indirect automobile finance receivables.

         The decline in nonperforming assets during the six months ended December 31, 1997 reflected a $2.9 million decline in non-accrual loans (primarily commercial real estate loans) and a $8.4 million decline in foreclosed assets (which was primarily due to the transfer of a $6.0 million retail shopping center from real estate owned to real estate held for investment during the period).

         Classified Assets. The Company adheres to internal procedures and controls to review and classify its assets. All assets are reviewed on a periodic basis. If warranted, all or a portion of any assets exhibiting the characteristics of risk associated with adverse classifications are assigned those classifications. To monitor loans and to establish loss reserves, the Company classifies its assets into the following five categories: pass, special mention, substandard, doubtful, and loss. Under federal regulations, each insured savings institution must classify its assets on a regular basis. In connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.

Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets is a category established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. As of December 31, 1997, excluding assets which were classified as a loss and completely written down, the Company's classified assets consisted of $31.9 million of loans which were classified as special mention and $10.3 million of loans which were classified as substandard.

         Allowance for Loan Losses. The Company has established valuation allowances for estimated inherent losses in its loan portfolio by charging earnings for estimated losses on loans, including the related accrued interest, using a specific and percentage reserve method. The allowance for loan losses is established and maintained through a periodic review and evaluation of various factors which affect the loans' collectibility; any additional allowances required result in provisions for loan losses. The determination of specific valuation allowances includes a periodic evaluation of the financial status of individual borrowers or collateral relating to loans specifically identified as containing elements of potential risk in the loan portfolio. Numerous factors are considered in the evaluation, including a review of (i) individual borrowers' financial status, credit standing and available collateral, (ii) loss experience in relation to outstanding loans and the overall loan portfolio quality, (iii) management's judgment regarding prevailing and anticipated economic conditions and (iv) other relevant factors. The general valuation allowance is based upon a number of factors, including historical loss experience, composition of the loan portfolio, prevailing and forecasted economic conditions and management's judgment. It is the Company's policy to charge off any loan or portion thereof when deemed uncollectible in the ordinary course of business. Losses and recoveries are charged or credited directly to the allowance. The OTS and the FDIC, as an integral part of their examination process, periodically review the Banks' allowances for possible loan losses. Such agencies may require the Banks to recognize additions to such allowances based on their judgments about information available to them at the time of their examination.

         The following table provides information on the Company's allowance for loan losses as of the dates indicated:



                                         Six Months Ended
                                            December 31,                                  Years Ended June 30,
                                      -----------------------       ---------------------------------------------------------------
                                        1997           1996           1997           1996         1995          1994          1993
                                      --------       --------       --------       --------     --------       -------     --------
                                                                 (Dollars in Thousands)

Balance at beginning of               $ 11,435       $  3,228       $  3,228       $  4,593     $  3,689       $ 2,172     $  2,746
  period
     Loans charged off:
       Single-family
         residential                        (5)          --               (3)          (143)        (191)         (320)        (516)
       Commercial real estate              (14)          --             --           (1,368)          (4)          (48)      (2,677)
       Consumer                             (4)            (6)           (15)            (1)         (22)          (11)         (71)
       Autos (indirect)                (16,531)        (8,077)       (20,275)        (5,025)        (145)         --           --
     Recoveries:
       Single-family
         residential                      --                1              2             11           39            27          145
       Commercial real estate                2              1             53              3           68           104          881
       Consumer                              1           --                1              1            2             1           10
       Autos (indirect)                     22            594             16             40         --            --           --
     Allowance of acquired
       Institution                        --             --             --             --           --            --             84
                                      --------       --------       --------       --------     --------       -------     --------
         Net loans charged off         (16,529)        (7,487)       (20,221)        (6,482)        (253)         (247)      (2,144)
Provision for loan losses               25,578          9,734         28,428          5,117        1,157         1,764        1,570
                                      --------       --------       --------       --------     --------       -------     --------
Balance at end of period              $ 20,484       $  5,475       $ 11,435       $  3,228     $  4,593       $ 3,689     $  2,172
                                      ========       ========       ========       ========     ========       =======     ========
Allowance for loan losses to
     total nonperforming loans
     at end of period                  3272.20%         56.22%        291.49%         60.43%      147.82%       110.38%      210.66%
                                      ========       ========       ========       ========     ========       =======     ========

Allowance for loan losses to
     total loans at end of period         2.09%          0.50%          1.10%          0.31%        0.57%         0.52%        0.40%
                                      ========       ========       ========       ========     ========       =======     ========

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                                   June 30,
                                                 ----------------------------------------------------------------------------------
                            December 31, 1997          1997                  1996                1995                 1994
                           --------------------  ------------------- --------------------- ------------------   -------------------
                                     Percent to           Percent to            Percent to         Percent to            Percent to
                                       Total                Total                Total               Total                  Total
                           Amount    Allowance   Amount   Allowance    Amount   Allowance  Amount   Allowance   Amount    Allowance
                           -------   ----------  -------  ---------- ---------  ---------- ------- -----------  -------  ----------
                                                                                     (Dollars in Thousands)

Single-family residential  $   412      2.01%    $   427      3.73%  $     407     12.61%  $   411      8.95%   $   467     12.66%
Commercial real estate      10,459     51.06       2,836     24.80       2,624     81.29     3,644     79.34      3,023     81.95
Consumer                     6,203     30.28       8,172     71.47         197      6.10       538     11.71        199      5.39
General unallocated          3,410     16.65          --        --          --        --        --        --         --        --
                           -------    ------     -------    ------   ---------    ------   -------    ------    -------    ------
Total                      $20,484    100.00%    $11,435    100.00%  $   3,228    100.00%  $ 4,593    100.00%   $ 3,689    100.00%
                           =======    ======     =======    ======   =========    ======   =======    ======    =======    ======
                                   June 30,
                           ----------------------
                                    1993
                           ----------------------
                                       Percent to
                                         Total
                            Amount     Allowance
                           --------    ----------

Single-family residential  $    453       20.86%
Commercial real estate        1,521       70.02
Consumer                        198        9.12
General unallocated              --          --
                           --------      ------
Total                      $  2,172      100.00%
                           ========      ======

INVESTMENT ACTIVITIES

         The Company's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Company's Investment Committee. All transactions must be approved by the Investment Committee and reported to the Board of Directors.

         The Banks are authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments such as mortgage-backed and related securities.

         The Company invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises, and CMOs and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages.

         The Company's mortgage-backed and related securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended ("Code"), as REMICs. CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         Beginning in 1993, the Company began to implement an investment strategy whereby it purchased mortgage-backed and related securities and financed those securities primarily through reverse repurchase agreements and FHLB advances. The Company predominantly purchased adjustable-rate FNMA and FHLMC CMOs tied to COFI. As a result, at June 30, 1996, the Company's securities portfolio amounted to $2.1 billion ($1.9 billion of which consisted of COFI-based CMOs) or 65.1% of total assets. The COFI is a compilation of the average rates paid by savings institutions which are members of the 11th District of the FHLB system, and the COFI generally adjusts more slowly to changes in market rates of interest when compared to adjustable-rate loans and securities with interest rates based on other indices. As a result of recent fluctuations in the level of interest rates as well as the structure of the COFI, the values of the Company's COFI-based CMOs have declined in recent periods. At June 30, 1996, the Company had $48.5 million of unrealized losses with respect to its securities portfolio (net of applicable tax benefits).

         In late 1996 and in anticipation of the proposed sale of the Company, the Company began reducing its securities, particularly its CMO holdings, through periodic bulk sale transactions. During fiscal 1997, the Company sold $743.9 million of securities and recognized $29.6 million of losses with respect to such sales. At June 30, 1997, the Company's securities portfolio amounted to $1.4 billion ($1.1 billion of which consisted of COFI-based CMOs) or 53.1% of total assets. As of such date, the Company had $32.0 million of unrealized losses with respect to its securities portfolio (net of applicable tax benefits).

         During September 1997 and in connection with the Private Placement and the Redemption, new management of the Company determined that its CMO portfolio was "other than temporarily impaired" and, in accordance with GAAP, wrote-down its remaining CMO portfolio by $54.7 million. In addition, since assuming control of the Company on September 8, 1997, new management has been accelerating the disposition of its securities portfolio, particularly its COFI-based CMOs. During the three months ended September 30, 1997, the Company sold $539.2 million of securities and recognized $17.3 million of losses with respect to such sales. The market for fixed income securities improved during the three-month period ended December 31, 1997 and during such period the Company sold a portion of the remaining COFI-based CMO portfolio for a gain of $12.7 million. The Company has utilized the proceeds of such sales to repay all of its outstanding reverse repurchase agreements and $451.0 million or 84.9% of its outstanding FHLB advances. The remaining proceeds were invested in short-term investments. At December 31, 1997 the Company's securities portfolio amounted to $518.1 million ($428.6 million of which consisted of COFI-based mortgage-related securities) or 27.5% of assets. As of such date, all of the Company's securities were classified as available for sale. Pursuant to SFAS No. 115, securities classified as available for sale are carried at fair value with any resulting unrealized gains or losses credited or charged to stockholders' equity. As of December 31, 1997, the Company had unrealized gains with respect to its securities portfolio of $2.3 million (net of applicable taxes).

         The following table sets forth information regarding the carrying and market value of the Company's securities at the dates indicated.

                                                                                             June 30,
                                                                      -------------------------------------------------------
                                           December 31, 1997                    1997                          1996
                                        -------------------------     -------------------------     -------------------------
                                         Carrying        Market        Carrying       Market         Carrying        Market
                                           Value         Value           Value         Value           Value          Value
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                                                           (In Thousands)
Available for sale (at market):
  FHLMC                                 $  186,706     $  186,706     $  473,963     $  473,963     $  884,936     $  884,936
  FNMA                                     267,826        267,826        483,508        483,508        810,963        810,963
  GNMA                                         386            386           --             --             --             --
  Private                                   57,175         57,175         28,046         28,046         41,174         41,174
  U.S. Government agency securities          6,000          6,000           --             --             --             --
  Equity securities                             14             14           --             --           11,604         11,604
  Interest rate caps and floors               --             --               48             48          4,652          4,652
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        $  518,107     $  518,107     $  985,565     $  985,565     $1,753,329     $1,753,329
                                        ==========     ==========     ==========     ==========     ==========     ==========

Held to maturity:
  FHLMC                                 $     --       $     --       $  206,915     $  201,924     $  248,006     $  239,996
  FNMA                                        --             --           88,070         84,552         90,301         86,713
  GNMA                                        --             --              429            417            504            488
  Private                                     --             --           38,674         37,805         53,513         51,807
  U.S. Government agency securities           --             --           74,119         74,219           --             --
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        $     --       $     --       $  408,207     $  398,917     $  392,324     $  379,004
                                        ==========     ==========     ==========     ==========     ==========     ==========


                                                 June 30,
                                        -------------------------
                                                   1995
                                        -------------------------
                                         Carrying        Market
                                           Value          Value
                                        ----------     ----------
                                              (In Thousands)
Available for sale (at market):
  FHLMC                                 $   89,183     $   89,183
  FNMA                                     272,219        272,219
  GNMA                                        --             --
  Private                                     --             --
  U.S. Government agency securities           --             --
  Equity securities                         12,287         12,287
  Interest rate caps and floors               --             --
                                        ----------     ----------
                                        $  373,689     $  373,689
                                        ==========     ==========

Held to maturity:
  FHLMC                                 $1,173,807     $1,151,783
  FNMA                                     691,313        680,201
  GNMA                                         607            590
  Private                                  118,029        113,163
  U.S. Government agency securities           --             --
                                        ----------     ----------
                                        $1,983,756     $1,945,737
                                        ==========     ==========

         The following table sets forth the activity in the Company's aggregate securities portfolio during the periods indicated.

                                                                                       Years Ended June 30,
                                                                           -------------------------------------------
                                                      Six Months Ended
                                                      December 31, 1997      1997             1996            1995
                                                      -----------------    ---------      -----------      -----------
                                                                               (In Thousands)
Securities at beginning of period                       $ 1,393,772      $ 2,145,653      $ 2,357,445      $ 2,469,356
Purchases                                                    80,441           73,388            9,040           37,708
Loan securitizations                                           --               --               --             60,824
Proceeds from securities sales                             (865,146)        (743,943)         (50,321)         (95,255)
Proceeds from swap terminations                                --               --             (3,637)            --
Loss on termination of options                               (2,234)            --               --               --
Gain (loss) from securities sales                            (4,610)         (29,582)            (181)           2,298
Mark-to-market on securities other
  than temporarily impaired                                 (54,724)            --               --               --
Repayments and prepayments                                  (80,789)         (65,406)         (80,976)        (113,845)
Amortization and accretion                                       (2)         (10,355)         (11,905)          (6,898)
Accretion of deferred (gains) or losses
  from swap terminations                                       --              1,888            1,154             --
Decrease (increase) in unrealized losses
  on available-for-sale securities(1)                        52,824           25,408          (74,966)           3,257
Charge-offs and transfers to loans                           (1,425)          (3,279)            --               --
                                                        -----------      -----------      -----------      -----------
Securities at end of period                             $   518,107      $ 1,393,772      $ 2,145,653      $ 2,357,445
                                                        ===========      ===========      ===========      ===========

----------------

(1) At December 31, 1997, the cumulative unrealized gains on securities classified as available-for-sale amounted to $3.6 million.

         At December 31, 1997, the Company's securities portfolio had an aggregate carrying value of $518.1 million, $512.1 million of which consisted of mortgage-backed and related securities and $6.0 million of which consisted of U.S. Government agency securities. At December 31, 1997, of the Company's $512.1 million of mortgage-backed and related securities, $43.4 was scheduled to mature in one year or less (which had a weighted average yield of 5.75%), $1.0 million was scheduled to mature in between one and five years (which had a weighted average yield of 7.04%, $6.4 million was scheduled to mature in between five and ten years (which had a weighted average yield of 6.96%), and $461.3 million was scheduled to mature after ten years (which had a weighted average yield of 7.00%).

         The actual maturity of a mortgage-backed or related security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest and dividend income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

         All of the $6.0 million of U.S. Government agency securities held by the Company at December 31, 1997 (which had a weighted average yield of 5.77%) was scheduled to mature in one year or less.

SOURCES OF FUNDS

         General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments and advances from the FHLB of Topeka. Furthermore, in prior periods, the Company utilized reverse repurchase agreements in order to fund its lending and investing activities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits. As of December 31, 1997, the Banks accepted deposits through their 41 branch offices. Deposits are solicited on a regular basis directly through the Banks' customer base and through various advertising media within its markets. The Banks offer several savings account and checking account plans to its customers. Among savings account plans, the Banks offer basic savings, short- and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Banks offer checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, and assistance with travelers checks.

         According to SNL Securities, as of May 31, 1998, the Company operated on a consolidated basis the largest thrift institution in terms of total deposits in the State of Oklahoma. The Banks ranked fifth overall among all depository institutions as of such date, with 6.5% of the state's deposit market share, adjusted for pending mergers and acquisitions.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Banks, on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         The Banks do not advertise for deposits outside their local market areas or utilize the services of deposit brokers.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated.

                                                                         Years Ended June 30,
                                                                 ---------------------------------------
                                 Six Months Ended
                                 December 31, 1997                                1997
                      ---------------------------------------    ---------------------------------------
                                                      Average                                    Average
                       Average                         Rate       Average                         Rate
                       Balance       Interest          Paid       Balance        Interest         Paid
                      ----------     ----------       -------    ----------     ----------       -------
                                                      (Dollars in Thousands)
Noninterest-
 bearing deposits     $   57,778     $       --          --%     $   52,087     $       --          --%
Passbook accounts         78,731          1,009        2.56          72,441          2,092        2.89
NOW and money
 market accounts         187,381          2,594        2.77         195,606          5,381        2.75
Term certificates      1,301,703         37,069        5.70       1,329,463         75,618        5.69
                      ----------     ----------                  ----------     ----------
  Total deposits      $1,625,593     $   40,672        5.00%     $1,649,597     $   83,091        5.04%
                      ==========     ==========        ====      ==========     ==========        ====

                                                    Years Ended June 30,
                      ----------------------------------------------------------------------------------
                                        1996                                      1995
                      ---------------------------------------    ---------------------------------------
                                                      Average                                    Average
                       Average                         Rate       Average                         Rate
                       Balance       Interest          Paid       Balance        Interest         Paid
                      ----------     ----------       -------    ----------     ----------       -------
                                                     (Dollars in Thousands)
Noninterest-
 bearing deposits     $   46,791     $       --          --%     $   38,356     $       --          --%
Passbook accounts         75,359          2,190        2.91          93,699          2,742        2.93
NOW and money
 market accounts         204,752          5,638        2.75         248,752          6,937        2.79
Term certificates      1,271,079         73,345        5.77       1,149,834         58,556        5.09
                      ----------     ----------                  ----------     ----------
  Total deposits      $1,597,981     $   81,173        5.08%     $1,530,641     $   68,235        4.46%
                      ==========     ==========        ====      ==========     ==========        ====

         The following table sets forth activity in the Company's deposits during the periods indicated.

                              Six Months
                           Ended December 31,              Years ended June 30,
                           ------------------   ---------------------------------------------
                                  1997              1997            1996              1995
                               -----------      -----------      -----------      -----------
                                                       (In Thousands)
Beginning balance              $ 1,644,356      $ 1,602,460      $ 1,577,821      $ 1,474,171
Net increase (decrease)
  before interest                  (82,495)         (41,195)         (56,534)          35,415
Interest credited                   40,672           83,091           81,173           68,235
                               -----------      -----------      -----------      -----------
Net increase (decrease) in
  deposits                         (41,823)          41,896           24,639          103,650
                               -----------      -----------      -----------      -----------
Ending balance                 $ 1,602,533      $ 1,644,356      $ 1,602,460      $ 1,577,821
                               ===========      ===========      ===========      ===========

         The following table sets forth by various average interest rate categories the term certificates with the Company at the dates indicated.

                                                             June 30,
                           December 31,     ------------------------------------------
Average Rate Paid              1997            1997            1996            1995
-----------------          ------------     ----------      ----------      ----------
                                                  (In Thousands)
0.00% to 3.99%              $     --        $     --        $    2,860      $    4,539
4.00% to 4.99%                   4,327          21,105           7,039           7,408
5.00% to 5.99%                 994,844       1,008,889       1,024,706         877,469
6.00% to 6.99%                 286,421         293,583         254,328         351,744
7.00% to 7.99%                     740             881           1,290           4,169
                            ----------      ----------      ----------      ----------
                            $1,286,332      $1,324,458      $1,290,223      $1,245,329
                            ==========      ==========      ==========      ==========

         The following table sets forth the amount and remaining maturities of the Company's term certificates at December 31, 1997.

                                     Over Six Months   Over One Year  Over Two Years
                       Six Months      Through One      Through Two   Through Three  Over Three
                        and Less          Year            Years           Years         Years
                        --------     ---------------   -------------  -------------- ----------
                                                     (In Thousands)
0.00% to 3.99%         $      10        $   --           $   --          $  --         $  --
4.00% to 4.99%            27,087           1,345              243             30          --
5.00% to 5.99%           491,487         260,256          161,752         18,883        10,450
6.00% to 6.99%            96,110          91,230           66,500         10,036         6,174
7.00% to 7.99%             8,303           7,331           16,152         11,461         1,311
8.00% to 8.99%               171              10              --            --            --
                        --------        --------         --------        -------       -------
                        $623,168        $360,172         $244,647        $40,410       $17,935
                        ========        ========         ========        =======       =======

         As of December 31, 1997, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $153.5 million. The following table presents the maturity of these time certificates of deposit at such dates.


                                                   December 31
                                                       1997
                                                  -------------
                                                  (In Thousands)
         3 months or less                         $      34,360
         Over 3 months through 6 months                  36,359
         Over 6 months through 12 months                 43,901
         Over 12 months                                  38,860
                                                  -------------
                                                  $     153,480
                                                  =============

         Borrowings. Other than deposits, the Company's primary sources of funds have historically consisted of reverse repurchase agreements and advances from the FHLB of Topeka. Although a substantial portion of the Company's growth in its securities portfolio in recent periods has been funded through the use of reverse repurchase agreements and FHLB advances, new management is in the process of reducing its securities holdings and utilizing the proceeds therefrom to pay down borrowings. Consequently, reverse repurchase agreements declined from $1.1 billion at June 30, 1996 to $0 at December 31, 1997. Similarly, advances from the FHLB of Topeka declined from $439.0 million at June 30, 1996 to $80.1 million at December 31, 1997. For additional information, see Notes 10 and 11 of the Notes to Consolidated Financial Statements.

         Prior to the Private Placement and the Redemption, the Company had outstanding a promissory note payable to Isabel Collier Read, a former stockholder and the mother of the Selling Shareholders. At June 30, 1997 and 1996, the promissory note had an outstanding principal balance of $7.0 million and $14.0 million, respectively. The promissory note required annual installments of $7.0 million plus accrued interest and bore interest at a specified prime lending rate which could not exceed 8.0% nor fall below 5.7%. On September 8, 1997 in connection with closing of the Private Placement and the Redemption, the Company prepaid the promissory note at a price equal to the principal amount thereof plus accrued and unpaid interest thereon. For additional information, see Note 12 of the Notes to Consolidated Financial Statements.

         Pursuant to the Private Placement, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. The Company has established an interest reserve account with an independent trustee which contains $8.8 million, which is sufficient to pay the aggregate interest payments scheduled to be made with respect to the first two interest payment dates on the Senior Notes. Amortized debt issuance costs of approximately $4.3 million at December 31, 1997 was capitalized and is included in other assets as of such date. For additional information, see "Description of the Senior Notes" and Note 13 of the Notes to Consolidated Financial Statements.

           The following table sets forth certain information regarding the short-term borrowings of the Company at or for the dates indicated.


                                                    At or For the Six Months
                                                       Ended December 31,              At or For the Years Ended June 30,
                                                   --------------------------      ------------------------------------------
                                                      1997            1996            1997            1996            1995
                                                   ----------      ----------      ----------      ----------      ----------
                                                                            (Dollars in Thousands)
FHLB OF TOPEKA ADVANCES:
   Average balance outstanding                     $  391,711      $  987,618      $  848,733      $  869,568      $  952,373
   Maximum amount outstanding at any
     month-end during the period                      839,347       1,311,735       1,311,735       1,588,618       1,227,829
   Balance outstanding at end of period                80,136         371,612         531,161         439,011         703,202
   Average interest rate during the period               7.09%           6.50%           6.77%           6.71%           5.85%
   Average interest rate at end of period                6.06%           5.59%           5.73%           5.70%           6.24%


SECURITIES SOLD UNDER AGREEMENTS TO PURCHASE:
   Average balance outstanding                     $   55,235      $  567,000      $  418,784      $  686,558      $  634,282
   Maximum amount outstanding at any
     month-end during the period                      239,914         942,325         942,315       1,079,194         865,713
   Balance outstanding at end of period                  --           942,325         310,801       1,079,194         779,626
   Average interest rate during the period(1)            7.45%           6.45%           6.73%           6.76%           5.76%
   Average interest rate at end of period                --  %           5.38%           5.55%           5.36%           6.11%

----------
(1) Average interest rate during the period reflects the effect of the Company's interest rate swaps.

POSSIBLE EFFECT OF COMPETITION ON THE COMPANY'S BUSINESS

         The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition for deposits historically has come from other thrift institutions, commercial banks and credit unions doing business in its market areas. In addition, as with all banking organizations, the Company has experienced increasing competition from nonbanking sources. For example, the Company competes for funds with full service and discount broker-dealers and with other investment alternatives, such as mutual funds and corporate and governmental debt securities. The Company's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders. A number of institutions with which the Company competes for deposits and loans have significantly greater assets, capital and other resources than the Company. In addition, many of the Company's competitors are not subject to the same extensive federal regulation that governs savings and loan holding companies such as the Company and federally-chartered and federally-insured savings institutions such as the Banks. As a result, many of the Company's competitors have advantages over the Company in conducting certain businesses and providing certain services.

SUBSIDIARIES

         The Banks are permitted to invest up to 2% of their assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is primarily for community development purposes. In addition, the Banks are permitted to make an unlimited investment in one or more operating subsidiaries, which are permitted to engage only in activities that the Banks may undertake directly. As of December 31, 1997, Local Federal maintained six direct or indirect subsidiaries, consisting of Local America Inc., Local America, Local Acceptance, Star, Local Mortgage Corporation, Star Properties, Inc., Service Corporation of Tulsa, Inc. and Oklahoma Financial Services Corporation. At December 31, 1997, Local Federal's investment in its subsidiaries amounted to $149.7 million in the aggregate.

         Local America, Inc. is the parent holding company for Local America and does not conduct any independent operations. Local Acceptance and Star previously operated as indirect automobile finance subsidiaries. As discussed under "Business--Lending Activities--Consumer Loans" the loan origination infrastructure of Local Acceptance and Star has been dismantled and the automobile receivables have been sold as of December 31, 1997.

         Local Mortgage Corporation was organized in 1995 as a Connecticut corporation for the primary purpose of originating commercial real estate loans. Local Mortgage Corporation was licensed to do business in Connecticut, Illinois and Texas. As of February 1998, all Local Mortgage Corporation offices were closed.

         Star Properties, Inc. was organized in 1981 as an Oklahoma corporation for the purpose of acquiring, maintaining and managing real estate to be used for offices and related facilities of the Banks, as well as other fixed assets. Star Properties, Inc. leases to the Banks, pursuant to certain written agreements, office furniture and fixtures at the Banks' branch offices. Star Properties, Inc. has not made any purchases of real estate or office furniture and fixtures since 1985.

         Service Corporation of Tulsa, Inc. was organized in 1970 as an Oklahoma corporation for the purpose of engaging in real estate development activities. This service corporation is currently inactive.

         Oklahoma Financial Services Corporation was organized in 1981 as an Oklahoma corporation in order to engage in real estate development. Oklahoma Financial Services Corporation has not engaged in any real estate development since 1984. Annuities, mutual funds and various other insurance products are marketed to the Bank's customers.

REGULATION

         General. The Banks are federally chartered and insured stock savings banks subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings institutions, and the FDIC, as the administrator of the SAIF.

         The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings institutions and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on Local Financial or the Banks, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

         Holding Company Acquisitions. Local Financial is a registered savings and loan holding company. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         Holding Company Activities. Local Financial currently operates as a multiple savings and loan holding company by virtue of its direct ownership of Local Federal and its indirect ownership of Local America. Multiple savings and loan holding company are subject to substantial restrictions, as described below, although such restrictions have not limited the Company's operations to date. The Company intends to consider consolidating Local America into Local Federal by the end of the year. At such time, the Company will operate as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries.

         Multiple savings and loan holding companies are subject to restrictions which do not apply to unitary savings and loan holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions, as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "--Regulation of Federal Savings Institutions--Capital Distribution Regulation."

         Affiliate Restrictions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

         In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

REGULATION OF FEDERAL SAVINGS INSTITUTIONS

         Regulatory System. As federally insured savings banks, lending activities and other investments of the Banks must comply with various statutory and regulatory requirements. The Banks are regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

         Although the OTS is the Banks' primary regulator, the FDIC has "backup enforcement authority" over the Banks. The Banks' eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

         Federal Home Loan Banks. The Banks are members of the FHLB System. Among other benefits, FHLB membership provides the Banks with a central credit facility. The Banks are required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its FHLB advances (borrowings).

         Liquid Assets. Under OTS regulations, for each calendar month, a savings institution is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 4.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. The Banks maintain liquid assets in compliance with this regulation.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings institutions to maintain capital above the minimum capital levels.

         All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Banks are not subject to any such individual minimum regulatory capital requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Resources."

         Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A savings institution's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings institution to enforcement actions and other proceedings. Any savings institution not in compliance with all of its capital requirements is required to submit a capital plan that addresses the institution's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings institution must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings institution's capital plan is not approved, the institution will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings institution not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

         The HOLA permits savings institutions not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings institution still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

         Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings institution that falls within certain undercapitalized capital categories specified in the regulation.

         The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1997, each of the Banks met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

         In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll-over brokered deposits.

         Institutions that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the institution and periodic review of the institution's efforts to restore its capital, (ii) a requirement that the institution submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the institution guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the institution's total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the institution into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the institution's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

         The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions, (viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

         Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

         The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with concurrence of the FDIC, makes certain positive determinations with respect to the institution.

         Critically undercapitalized institutions are also subject to the restrictions generally applicable to significantly undercapitalized institutions and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such institutions may not pay principal or interest on subordinated debt without the prior approval of the FDIC. (However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law.) In addition, critically undercapitalized institutions may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

         If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

         Enforcement Powers. The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings institutions, including authority to bring various enforcement actions against a savings institution and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings institution's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings institution or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

         Capital Distribution Regulation. In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings institutions. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

         Under the regulation, an institution that meets its fully phased-in capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 institution") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 institution may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings institution that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its fully phased-in capital requirement (a "Tier 2 institution") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings institution that does not meet its current regulatory capital requirements (a "Tier 3 institution") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

         In connection with the OTS' most recent regulatory examination of Local Federal, the OTS informed Local Federal that as a result of Local Federal's recent financial condition and operating results, it was being deemed an institution in need of more than normal supervision and, consequently, was being designated as a Tier 3 institution for purposes of the OTS' capital distribution regulation. Tier 3 institutions may not make capital distributions without obtaining the prior approval of the OTS. In addition, the OTS can impose growth restrictions on savings institutions which are in need of more than normal supervision. However, as a result of, among other things, the capital raised in the Private Placement and the initiatives undertaken by new management in connection with the Private Placement and the Redemption, the Midwest Regional Office of the OTS forwarded a letter to Local Federal, dated as of December 8, 1997, indicating that the OTS upgraded Local Federal's status to a Tier 1 institution.

         A Tier 1 institution is authorized to make capital distributions without OTS approval during a calendar year of up to the higher of (i) 100 percent of its net income to the date of such distribution during the calendar year plus the amount that would reduce by one-half its surplus capital ratio, as defined, at the beginning of the calendar year; or (ii) 75% of its net income over the most recent four-quarter period. Applicable regulations require, however, that all savings institutions give the OTS at least 30 days advance notice of any capital distributions, and the OTS may prohibit any capital distribution that it determines would constitute an unsafe or unsound practice. As of January 1, 1998, under applicable regulations of the OTS, the total capital available for the payment of dividends by Local Federal to the Company was $27.5 million, assuming application of the OTS' safe harbor for capital distributions.

         The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" institutions and undercapitalized institutions would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

         Qualified Thrift Lender Test. In general, savings institutions are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings institution that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

         Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Banks are domestic building and loan associations as defined in the Code.

         Recent legislation also expands the QTL test to provide savings institutions with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1997, the Banks met the QTL test.

         FDIC Assessments. The deposits of the Banks are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes--"well capitalized," "adequately capitalized", and "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

         Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon their level of SAIF deposits as of March 31, 1995, the Banks paid a special assessment of $10.3 million. The assessment was accrued in the quarter ended September 30, 1996.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Banks, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Banks.

         Conservatorship/Receivership. In addition to the grounds discussed under "--Prompt Corrective Action," the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings institution if any one or more of a number of circumstances exist, including, without limitation, the following: (i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund,
(ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

         Cross-Guarantee Liability and Effect of a Resolution of the Banks. Depository institutions insured by the FDIC, such as the Banks, can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, to the extent that the FDIC incurs or anticipates incurring any loss in connection with either of the Banks, the other Bank could be required to compensate the FDIC by reimbursing it for the amount of such loss. Such cross-guarantee liability can result in the ultimate failure or insolvency of all insured depository institutions in a holding company structure. Any obligation or liability owed by a banking subsidiary to its parent company, any other shareholder or any of the banking subsidiary's other affiliates is subordinate to the banking subsidiary's cross-guarantee liability.

         Because the Company is a legal entity separate and distinct from the Banks and its other subsidiaries, the Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of either of the Banks, the claims of depositors and other general or subordinated creditors of such Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor of such holding company.

         Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Banks, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Banks cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Banks and their parent holding companies.

         Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the

OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

         New Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

         Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

         Under recent legislation, companies subject to the Bank Holding Company Act that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the Federal Reserve Board in examination, enforcement and acquisition matters.

TAXATION

FEDERAL TAXATION

         General. The Company and its subsidiaries, including the Banks, are subject to federal income taxation under the Code in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Banks. The Company's and its subsidiaries' consolidated federal income tax returns have been audited or closed without audit by the Internal Revenue Service ("IRS") through 1993.

         Method of Accounting. For federal income tax purposes, the Company and its subsidiaries, including the Banks, currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

         Bad Debt Reserves. Prior to the 1996 Act, the Banks were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Banks' taxable income. As a result of the 1996 Act, the Banks must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 Federal tax return. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves at June 30, 1996 over those established as of June 30, 1988. The amounts of such reserves subject to recapture as of December 31, 1997 are approximately $11.5 million and $5.7 million for Local Federal and Local America, respectively.

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to July 1, 1988 were subject to recapture into taxable income should the Banks fail to meet certain thrift asset and definitional tests. Federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Banks make certain non-dividend distributions or cease to maintain a bank charter.

         At December 31, 1997, the total federal pre-1988 reserves were approximately $11.6 million and $1.7 million for Local Federal and Local America, respectively. This reserve reflects the cumulative effects of federal tax deductions by the Banks for which no Federal income tax provision has been made.

         Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Banks have not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

         Net Operating Loss Carryovers. A corporation may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1997, the Company and its subsidiaries had $40.8 million of net operating loss carryforwards for federal income tax purposes which expire in 2013. For taxable years beginning after August 5, 1997, a corporation may carry back net operating losses to the two preceding taxable years and carry forward and deduct from taxable income for the 20 succeeding taxable years.

         Consummation of the Private Placement and the transactions contemplated by the Redemption Agreement caused an "ownership change" with respect to the Company for federal income tax purposes. As a result, the Company is subject to certain limitations in its ability to use any unrealized built-in losses and any net operating losses it may have had immediately prior to the ownership change to offset taxable income generated in taxable periods ending after the ownership change. Specifically, the Company's ability to use (i) any net unrealized built-in-losses possessed by the Company immediately before the ownership change to offset taxable income generated in taxable periods ending after the ownership change will be subject to an annual limitation (as described below) (the "Annual Limitation"), and (ii) any net operating losses, tax credits, or certain other losses and deductions possessed by the Company immediately before the ownership change to offset taxable income generated in taxable periods ending after the ownership change will be similarly subject to the Annual Limitation. The Annual Limitation is generally equal to the product of the value of the Company's outstanding stock immediately before the Private Placement (less certain capital contributions and after taking into account the value of certain redemptions or other corporate contractions that occur in connection with the ownership change) and the "long-term tax-exempt rate" (as defined in Section 382(f) of the Code).

         At the present time, the Company believes that it will be able to apply any tax attributes described in (i) and (ii) above that were possessed by the Company immediately before the ownership change in their entirety against taxable income in the preceding taxable years. As such, the Company does not believe it will be subject to the Annual Limitation.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from its subsidiaries, including the Banks, as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

         Oklahoma State Taxation. The Company and its subsidiaries, including the Banks, are subject to an annual Oklahoma corporate income tax of 6% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the Oklahoma corporate income tax, the Company and its subsidiaries are subject to an annual Oklahoma franchise tax, which is imposed at a rate of .125% on the capital used, invested or employed in Oklahoma, with a maximum franchise tax equal to $20,000 per annum. At December 31, 1997, the Company had approximately $190.4 million of net operating loss carryforwards available for Oklahoma state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The Delaware franchise tax based on the Company's authorized capital stock or on its assumed par and no-par capital, whichever yields a lower result. Under the authorized capital method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $150,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par-capital at the rate of $200.

PERSONNEL

         As of December 31, 1997, the Company (on a consolidated basis) has 430 full-time employees and 95 part-time employees. The employees are not represented by a collective bargaining agreement and the company believes that it has good relations with its employees.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this Transition Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         In particular, this Transition Report on Form 10-K contains forward-looking statements which include but are not limited to: management's efforts to refocus the Company's operations and implement new initiatives; the adequacy of the allowance for credit losses; interest rate risk management; Year 2000 data systems compliance issues; and the effect of legal proceedings on the Company's consolidated financial position, liquidity or results of operations.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes (including Year 2000 data systems compliance issues);
(vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in the Company's organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2.    PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

         The following table provides information on the Company's consolidated branch network as of December 31, 1997:





BRANCH OFFICE INFORMATION                                                                                    Net Book Value of
                                                                                                               Property and
                                                                                                                Leasehold
                                     Ownership                               Size         Deposits as of      Improvements at
                                      Status          Lease Terms       (Square Feet)     12/31/1997(1)       December 31, 1997
                                    -----------------------------------------------------------------------------------------------
                                                                                         (In Thousands)
CORPORATE HEADQUARTERS

3601 N.W. 63rd                        Owned                -               70,000         $    32,314          $    3,565
Oklahoma City, OK 73116

LOCAL FEDERAL BRANCH OFFICES:

Downtown Office                       Leased         $1,212.50/mo.          1,164              17,668                   9
100 West Park Avenue                                    5 Years
Oklahoma City, OK 73102                             Expires 1/31/99

May Avenue Office                     Owned                -               14,090              79,458                 334
5701 North May Avenue
Oklahoma City, OK 73112

Norman Office                         Owned                -                5,000              48,328                 182
2201 West Main Street
Norman, OK 73069-6499

Midwest City Office                   Owned                -                5,500              94,086                 354
414 North Air Depot
Midwest City, OK 73110

Springbrook Office                    Owned                -                5,200              45,998                 264
6233 N.W. Expressway
Oklahoma City, OK 73132

Bethany Office                        Owned                -                2,650              50,047                  75
7723 N.W. 23rd Street
Bethany, OK 73008

Penn South Office                     Owned                -                2,650              53,070                  50
8700 South Pennsylvania
Oklahoma City, OK 73159

Quail Creek Office                    Owned                -                3,250              34,915                 179
12241 North May Avenue
Oklahoma City, OK 73120

Portland Office                       Owned                -                1,800              43,424                 236
1924 North Portland
Oklahoma City, OK 73107

Purcell Office                        Leased            $600/mo.              722              18,652                   -
422 West Main                                           2 Years
Purcell, OK 73080                                   Expires 7/31/99

Chandler Office                       Owned                -                1,600              16,631                 145
1804 East First Street
Chandler, OK 74834

Edmond Office                         Leased          $1,530/mo.            2,160              34,847                   5
301 South Bryant                                       10 Years
Edmond, OK 73034                                   Expires 1/31/2008


BRANCH OFFICE INFORMATION                                                                                    Net Book Value of
                                                                                                               Property and
                                                                                                                Leasehold
                                     Ownership                               Size         Deposits as of      Improvements at
                                      Status          Lease Terms       (Square Feet)     12/31/1997(1)       December 31, 1997
                                    -----------------------------------------------------------------------------------------------
                                                                                         (In Thousands)

Shawnee Office                        Owned                -                2,650         $    37,025          $       81
2512 North Harrison
Shawnee, OK 74801

Yukon Office                          Leased          $1,500/mo.            1,500              21,045                   7
1203 Cornwell                                           5 Years
Yukon, OK 73099                                     Expires 6/30/99

Lindsay Office                        Owned                -                1,200              21,193                  17
420 South Main
Lindsay, OK 73052

Elk City Office                       Owned                -               10,300              63,091                 202
200 Broadway
Elk City, OK 73644

Moore Office                          Owned                -                1,500              20,167                  62
513 Northeast 12th Street
Moore, OK 73160

Crown Heights Office                  Owned                -                1,800              21,157                 155
4716 North Western
Oklahoma City, OK 73118

Pauls Valley Office                   Owned                -                2,280              24,082                 102
700 West Grant
Pauls Valley, OK 73075

Weatherford Office                    Owned                -                3,000              19,097                  87
109 East Franklin
Weatherford, OK 73096

Clinton Office                        Owned                -                2,000              39,473                  37
1002 West Frisco
Clinton, OK 73601

Duncan Downtown Office                Owned                -                2,500              57,134                 124
1006 West Main Street
Duncan, OK 73533

Duncan North Office                   Owned                -                3,000              31,576                  91
2210 North Highway 81
Duncan, OK 73533

Sulphur Office                        Owned                -                3,000              19,791                  79
2009 West Broadway
Sulphur, OK 73086

Chickasha Office                      Owned                -                3,143              47,609                 100
628 Grand Avenue
Chickasha, OK 73018

Lawton Downtown Office                Leased          $5,156/mo.            5,320              91,480                   -
1 S. W. 11th Street                                    10 Years             6,000
Lawton, OK 73501                                    Expires 3/31/03

Lawton Willow Creek                   Owned                -                1,500              18,346                 173
7210 N. W. Cache Road
Lawton, OK 73505

Ardmore Office                        Owned                -                7,066              44,004                 131
313 W. Broadway
Ardmore, OK 73401


BRANCH OFFICE INFORMATION                                                                                    Net Book Value of
                                                                                                               Property and
                                                                                                                Leasehold
                                     Ownership                               Size         Deposits as of      Improvements at
                                      Status          Lease Terms       (Square Feet)     12/31/1997(1)       December 31, 1997
                                    -----------------------------------------------------------------------------------------------
                                                                                         (In Thousands)

LOCAL AMERICA BRANCH OFFICES:

Corporate Totals                                                                          $     5,774          $        2

Hudson Office                         Leased         $6,676.17/mo.          6,374              29,110                   -
5801 East 41st Street                                   Note(2)
Tulsa, OK 74135                                         5 Years
                                                    Expires 6/30/99

Downtown Tulsa Office                 Leased         $2,279.75/mo           3,316              16,520                   6
111 West 5th Street                                     3 Years
Tulsa, OK 74103                                    Expires 11/30/98

Harvard Office                        Leased         $2,291.67/mo           2,500              50,701                   1
3332 East 51st Street                                  Note (2)
Tulsa, OK 74135                                         5 Years
                                                    Expires 5/31/03

Yale Office                           Leased          $1,300/mo.            2,400              75,010                   -
2118 South Yale                                         5 Years
Tulsa, OK 74114                                     Expires 2/28/00

Broken Arrow Office                   Leased          $2,020/mo.            2,424              30,173                   7
3359 South Elm Place                                    3 Years
Broken Arrow, OK 74012                              Expires 5/31/99

Sand Springs Office                   Leased         $1,912.50/mo.          3,214              43,953                   1
800 East Charles Page Blvd.                            10 Years
Sand Springs, OK 74063                              Expires 3/31/03

Springs Village                       Leased         $1,368.50/mo.          1,642              14,861                   3
3973 South Highway 97                                   3 Years
Sand Springs, OK 74063                              Expires 5/31/99

Memorial Office                       Leased          $3,060/mo.            3,060              30,522                   2
8202 East 71st Street                                   5 Years
Tulsa, OK 74133                                     Expires 5/31/02

Sapulpa Office                        Owned                -                1,300              26,413                 419
911 East Taft
Sapulpa, OK 74066

Lewis Office                          Leased       Rent: See Note (3)       4,685              23,117                   3
2250 East 73rd Street                                   5 Years
Tulsa, OK 74136                                    Expires 11/30/01

Claremore Office                      Owned                -               15,100              57,959                 910
1050 Lynn Riggs Blvd.
Claremore, OK 74017

Owasso Office                         Owned                -                1,100              18,387                  87
201 East 2nd Street
Owasso, OK 74055

Muskogee Office                       Leased          $2,200/mo.            3,400              32,415                   2
2401 East Chandler                                      5 Years
Muskogee, OK 74403                                  Expires 7/31/98


---------------------

(1) Deposit accounts totaling $1.9 million cannot be identified with a specific branch office and are, consequently, not included in this table.

(2)  Subject to rent increases each year on July 1.

(3) Monthly rent derived as follows: $3,768 (1st year); $4,003.50 (2nd year); $4,239 (3rd year); $4,474.50 (4th year); and $4,710 (5th year).

ITEM 3.    LEGAL PROCEEDINGS

         In conjunction with Local Federal's acquisition of Local America during 1989, Local Federal and Local America entered into an Assistance Agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC"), the fund which previously insured all savings institutions' deposits. Under the terms of the Assistance Agreement, the FSLIC Resolution Fund (the "Fund"), which is currently managed by the FDIC, is entitled to receive certain portions of the tax benefits attributable to acquired net operating loss carryforwards and deductions resulting from certain items for which the Fund has agreed to provide assistance, provided that such tax benefits are realized by Local Federal on a consolidated basis.

          In connection with the Assistance Agreement, a dispute exists between Local America and the FDIC regarding certain tax benefits. Management, after consultation with legal counsel and based on available facts and proceedings to date, has determined that Local America will have some liability to the FDIC with respect to such tax benefits. At December 31, 1997, the Company estimated this liability to be approximately $13.0 million, which has been reserved for and is included in other liabilities in the Consolidated Statements of Financial Condition included elsewhere herein. The Company believes that as of December 31, 1997, the FDIC's estimate of this liability was approximately $23.0 million. Pursuant to the terms of the Redemption Agreement, the Selling Stockholders have agreed to indemnify the Company with respect to the Assistance Agreement to the extent the Company is found to be liable for an amount in excess of the amount of the reserve in respect of such dispute which is reflected on the Company's audited balance sheet as of December 31, 1997. Upon consummation of the Redemption, the Company deposited a portion of the amount to be paid to the Selling Stockholders (i.e., $10.0 million) into the FDIC Dispute Escrow Account in order to fund any potential payments which may be required to be made by the Selling Stockholders to the Company in connection with such indemnification.

         The Company has filed a lawsuit in the United States District Court for the Western District of Oklahoma in order to collect amounts it believes are due pursuant to the Redemption Agreement relating to the liquidation of the Company's hedging contracts as of September 8, 1997. Under the terms of the Redemption Agreement, if the sale or termination of the Company's existing hedging contracts results in an aggregate pre-tax loss to the Company in excess of $42.5 million, the Selling Stockholders will pay to the Company such excess, net of any related tax benefit. If the sale or termination of the Company's existing hedging contracts results in an aggregate pre-tax loss to the Company which is less than $42.5 million, the Company will pay to the Selling Stockholders such difference, net of any related tax benefit. The Company is currently attempting to collect such difference (which it estimates to amount to $4.6 million) from the Selling Stockholders.

         Pursuant to the Redemption Agreement, if the Company's unaudited consolidated stockholders' equity (after adding back to total stockholders' equity (i) any provisions for loan losses recognized by the Company after May 31, 1997, (ii) the amount of any unrealized loss on COFI-based CMOs categorized as available for sale under SFAS No. 115, (iii) the after-tax amount of certain losses on the sale of available for sale CMOs during June of 1997, and (iv) certain legal fees and expenses incurred by the company in connection with the Private Placement and the Redemption, as adjusted, the "Adjusted Closing Equity") as of the closing date of the Redemption is less than $144.5 million, then the Purchase Price will be reduced by the amount of such shortfall and the Selling Stockholders will pay to the Company the amount of such shortfall. If, on the other hand, the Adjusted Closing Equity is greater than $144.5 million, then the Purchase Price will be increased by the amount of such excess, and the Company will pay to the Selling Stockholders the amount of such excess. Upon consummation of the Redemption, the Company deposited $5 million of the total Purchase Price to be paid to the Selling Stockholders in an escrow account to be available to use to effect such equity adjustment if there is such a shortfall. The Company and the Selling Stockholders have been unable to agree on the Adjusted Closing Equity in accordance with the procedures set forth in the Redemption Agreement and, pursuant to the specific terms of the Redemption Agreement, the matter has been referred to binding arbitration before an independent certified public accountant who was designated as the arbitrator for this purpose by the Judge in the above-referenced lawsuit currently pending between the Company and the Selling Stockholders in the United States District Court for the Western District of Oklahoma. The issues have been fully briefed and presented to the arbitrator and the parties are currently awaiting his decision. If it is determined by the arbitrator that the Adjusted Closing Equity is less than the amount of $144.5 million, the Company should be able to recover the amount of the shortfall that would be owing to the Company by the Selling Stockholders from the escrowed funds that are available for payment of such amount. On the other hand, it is not possible to ascertain with any certainty the amount which the Company might be required to pay to the Selling Stockholders in the event the arbitrator should determine that the Adjusted Closing Equity is in excess of the amount of $144.5 million. No assurance can be given that the Company might not have to pay some amount to the Selling Stockholders as additional purchase price in that regard.

         The Company is also involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operation of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the periods covered by this report.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

Market Information. Local Financial Common stock trades on the American Stock Exchange under the symbol "LO". The stock began trading in such market on April 22, 1998. Local Financial Common Stock did not trade on any established public trading market during the periods for which financial information is presented in this report.

Holders. As of July 31, 1998, Local Financial had approximately 570 holders of common stock.

Dividends. The Board of Directors of the Company does not presently intend to implement a policy of paying dividends on the common stock. Rather, the Company expects to retain earnings to increase capital.

ITEM 6.    SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The selected consolidated financial data of the Company set forth below should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company, including the related Notes, included herein.






                                                                December 31,          June 30,
                                                               ------------    -------------------------
                                                                   1997           1997           1996
                                                               ------------    ----------     ----------
BALANCE SHEET AND OTHER DATA:
Total assets                                                    $1,881,365     $2,625,181    $ 3,278,511
Cash and due from banks                                             34,152         15,904         13,640
Loans receivable, net                                              953,470      1,013,824      1,018,135
Securities available for sale                                      518,107        985,565      1,741,725
Securities and other investment securities held to maturity           --          408,207        392,324
Equity securities available for sale                                  --             --           11,604
Non-performing assets(1)                                               921         12,570         16,185
Deposits                                                         1,602,533      1,644,356      1,602,460
Securities sold under agreements to repurchase                        --          310,801      1,079,194
Promissory note payable                                               --            7,010         14,020
Senior notes payable                                                80,000           --             --
FHLB advances                                                       80,136        531,161        439,011
Total liabilities                                                1,798,740      2,522,552      3,170,452
Stockholders' equity                                                82,625        102,629        108,059
Number of full service customer facilities                              41             41             41
Approximate number of employees                                        525            546            536




                                                                                June 30,
                                                                 ---------------------------------------
                                                                   1995           1994           1993
                                                                 ---------      ---------     ----------
BALANCE SHEET AND OTHER DATA:
Total assets                                                   $ 3,264,850    $ 3,325,613     $2,306,605
Cash and due from banks                                             14,497         11,678         16,639
Loans receivable, net                                              804,610        708,566        544,453
Securities available for sale                                      361,402        373,532        700,396
Securities and other investment securities held to maturity      1,983,756      2,078,748        897,577
Equity securities available for sale                                12,287         17,076          1,764
Non-performing assets(1)                                            10,889         10,961         11,164
Deposits                                                         1,577,821      1,474,171      1,416,098
Securities sold under agreements to repurchase                     779,626        381,829         52,540
Promissory note payable                                             21,030         28,040         35,050
Senior notes payable                                                  --             --             --
FHLB advances                                                      703,202      1,287,377        703,767
Total liabilities                                                3,121,631      3,198,925      2,228,490
Stockholders' equity                                               143,219        126,688         78,115
Number of full service customer facilities                              41             41             42
Approximate number of employees                                        471            423            378




                                                                      Six Months
                                                                    Ended December 31,                 Years Ended June 30,
                                                                ---------------------------      ---------------------------
                                                                  1997              1996            1997              1996
                                                                ---------         ---------      ---------         ---------
OPERATIONS DATA:
Interest and dividend income                                    $  85,204         $ 119,100      $ 222,664         $ 236,156
Interest expense                                                   59,823            92,562        169,761           187,488
                                                                ---------         ---------      ---------         ---------
Net interest income                                                25,381            26,538         52,903            48,668
Provision for loan losses                                         (25,578)(2)        (9,734)       (28,428)(2)        (5,117)
                                                                ---------         ---------      ---------         ---------
Net interest income (loss) after provision for loan losses           (197)           16,804         24,475            43,551
Noninterest income (loss)                                        (107,149)(3)         2,185        (17,124)(3)        10,316
Noninterest expense                                                22,685            29,372         49,256            35,427
                                                                ---------         ---------      ---------         ---------
Income (loss) before provision for income taxes and
  cumulative  effect of change in accounting principle and
  extraordinary item                                             (130,031)          (10,383)       (41,905)           18,440
Provision (benefit) for income taxes                              (44,075)           (3,573)       (11,860)            4,872
                                                                ---------         ---------      ---------         ---------
Income before cumulative effect of change in accounting
  principle and extraordinary item                                (85,956)           (6,810)       (30,045)           13,568
Cumulative effect of change in accounting principle                  --                --             --                --
Utilization of net operating loss carryforwards                      --                --             --                --
                                                                ---------         ---------      ---------         ---------
Net income (loss)                                               $ (85,956)        $  (6,810)     $ (30,045)        $  13,568
                                                                =========         =========      =========         =========
Historical basic and diluted net income (loss) per share(4)     $   (4.76)        $   (0.44)     $   (1.95)        $    0.88
                                                                =========         =========      =========         =========
Proforma basic and diluted net income (loss) per share(5)       $   (4.36)             N/A       $   (1.53)             N/A
                                                                =========         =========      =========         =========
Dividends declared per share(4)                                 $    --           $    0.03      $    0.03         $    0.69
                                                                =========         =========      =========         =========



                                                                           Year Ended June 30,
                                                                ---------------------------------------
                                                                  1995           1994            1993
                                                                ---------      ---------      ---------
OPERATIONS DATA:
Interest and dividend income                                    $ 214,558      $ 175,143      $ 141,991
Interest expense                                                  162,590        104,496         85,301
                                                                ---------      ---------      ---------
Net interest income                                                51,968         70,647         56,690
Provision for loan losses                                          (1,157)        (1,764)           580
                                                                ---------      ---------      ---------
Net interest income (loss) after provision for loan losses         50,811         68,883         57,270
Noninterest income (loss)                                          16,632         29,916         14,256
Noninterest expense                                                46,460         25,089         35,775
                                                                ---------      ---------      ---------
Income (loss) before provision for income taxes and
  cumulative  effect of change in accounting principle and
  extraordinary item                                               20,983         73,710         35,751
Provision (benefit) for income taxes                                6,568         27,516          4,884
                                                                ---------      ---------      ---------
Income before cumulative effect of change in accounting
  principle and extraordinary item                                 14,415         46,194         30,867
Cumulative effect of change in accounting principle                  --            6,266           --

Utilization of net operating loss carryforwards                      --             --            4,284
                                                                ---------      ---------      ---------
Net income (loss)                                               $  14,415      $  52,460      $  35,151
                                                                =========      =========      =========
Historical basic and diluted net income (loss) per share(4)     $    0.94      $    3.40      $    2.28
                                                                =========      =========      =========
Proforma basic and diluted net income (loss) per share(5)            N/A            N/A            N/A
                                                                =========      =========      =========
Dividends declared per share(4)                                 $    1.28      $    0.99      $    1.43
                                                                =========      =========      =========




                                                    At or For the Six Months
                                                             Ended
                                                         December 31,           At or For the Years Ended June 30,
                                                    ------------------------    ---------------------------------
                                                      1997           1996              1997           1996
                                                    --------       ---------        --------       --------
PERFORMANCE RATIOS(6):
  Return on assets                                     (3.84)%        (0.21)%        (0.98)%         0.41%
  Return on common equity                            (101.45)         (6.35)        (28.77)         10.00
  Dividend payout ratio(7)                              --              N/A            N/A          77.98
  Net interest spread(8)                                2.13           1.45           1.57           1.36
  Net interest margin(9)                                2.34           1.62           1.78           1.52
  Noninterest expense to average assets(10)             0.99           0.87           1.56           1.04
  Efficiency ratio(11)(12)                               N/A          56.14          56.14          57.07
CAPITAL RATIOS(13)
  Local Federal Bank, F.S.B.
    Tangible                                            6.89           4.99           5.17           4.94
    Core                                                6.98           5.07           5.25           5.04
    Risk-based                                         14.14          12.59          12.34          12.71
  Local America Bank F.S.B.
    Tangible                                           15.80          10.58          11.97          10.54
    Core                                               15.90          10.69          12.07          10.69
    Risk-based                                         28.45          24.66          25.31          28.14
ASSET QUALITY RATIOS:
    Nonperforming assets to total assets at
      end of period(1)                                  0.05           0.93           0.48           0.49
    Nonperforming loans to total loans at
       end of period(1)                                 0.06           0.82           0.38           0.51
    Allowance for loan losses to total loans
       at end of period                                 2.09           0.50           1.10           0.31
    Allowance for loan losses to nonperforming
       loans at end of period(1)                    3,272.20          56.22         291.49          60.43



                                                  At or For the Years Ended June 30,
                                                 ------------------------------------
                                                   1995          1994          1993
                                                 --------      --------      --------
PERFORMANCE RATIOS(6):
  Return on assets                                  0.43%         1.58%         1.52%
  Return on common equity                          10.59         41.41         49.99
  Dividend payout ratio(7)                        137.38         29.09         62.74
  Net interest spread(8)                            1.32          1.80          2.29
  Net interest margin(9)                            1.59          2.46          2.75
  Noninterest expense to average assets(10)         1.36          0.75          1.55
  Efficiency ratio(11)(12)                         72.75         28.67         52.21
CAPITAL RATIOS(13)
  Local Federal Bank, F.S.B.
    Tangible                                        4.89          4.45          4.78
    Core                                            5.03          4.60          5.10
    Risk-based                                     13.22         13.60         14.50
  Local America Bank F.S.B.
    Tangible                                       10.13         10.31         10.81
    Core                                           10.33         10.60         11.30
    Risk-based                                     26.23         33.70         36.60
ASSET QUALITY RATIOS:
    Nonperforming assets to total assets at
      end of period(1)                              0.33          0.33          0.48
    Nonperforming loans to total loans at
       end of period(1)                             0.38          0.46          0.18
    Allowance for loan losses to total loans
       at end of period                             0.56          0.51          0.39
    Allowance for loan losses to nonperforming
       loans at end of period(1)                  147.82        110.38        210.66


----------------

(1) Nonperforming loans consist of nonaccrual loans and loans delinquent 90 days or more but still accruing interest, and nonperforming assets consist of nonperforming loans, real estate acquired through foreclosure or deed-in-lieu thereof and repossessions (such as automobiles), net of writedowns and reserves.
(2) Primarily reflects provisions established by management to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. See "Business--Lending Activities--Consumer Loans."
(3) Primarily reflects losses incurred by the Company relating to the liquidation or disposition of certain hedging contracts and the disposition of investment securities and adjustments to reflect market values. See "Business--the company--Initiatives by New Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."
(4) Net income (loss) per share and dividends per share are based upon the weighted average number of shares outstanding during the period. As a result of the Private Placement and the Redemption transactions described under "The Private Placement and the Redemption", the weighted average number of shares used in the computation of income (loss) per share and dividends per share is 15,400,000 for each of the years in the three-year period ended June 30, 1997 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the six months ended December 31, 1997 the weighted average number of shares is 18,066,000. See also Note 1 of the Notes to Consolidated Financial Statements.
(5) Pro forma net income (loss) per share assumes that the 19,700,000 shares issued in the recapitalization were outstanding for the six months ended December 31, 1997 and for the year ended June 30, 1997.
(6) With the exception of end of period ratios, all ratios are based on average monthly balances during the periods presented. All ratios are annualized where appropriate.
(7) The dividend payout ratio represents dividends declared per share divided by net income per share.
(8) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(9) Net interest margin represents net interest income as a percent of average interest-earning assets.

(10) Noninterest expense excludes the amortization of intangibles.
(11) Represents noninterest expense (exclusive of amortization of intangibles) divided by the aggregate of net interest income before provision for loan losses and noninterest income (exclusive of gains and losses on sales of assets).
(12) For the year ended June 30, 1997 and the six months ended December 31, 1996, the efficiency ratio does not reflect the $10.3 million one-time special assessment (before applicable tax benefits) to recapitalize the SAIF which was accrued during the quarter ended September 30, 1996. See "Business--Regulation."
(13) The tangible and core capital ratios are calculated as a percent of adjusted total assets and the risk-based capital ratio is calculated as a percent of total risk-weighted assets. See "Business--Regulation" for information with respect to the Banks' regulatory capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

CHANGES IN FINANCIAL CONDITION

         General. Total assets decreased by $743.8 million or 28.3% during the six months ended December 31, 1997 and by $653.3 million or 19.9% during the year ended June 30, 1997. The substantial decrease in total assets during fiscal 1997 and the three months ending September 30, 1997 was primarily due to the sale of an aggregate of $1.63 billion of mortgage-backed and other securities and, during the three months ended September 30, 1997, and a $54.7 million write-down with respect to the Company's remaining COFI-based CMO portfolio. The sale of mortgage-backed and other securities reflects the implementation of new management's strategy to reduce the Company's securities portfolio, particularly its COFI-based CMO portfolio. The proceeds from such sales were used primarily to repay outstanding reverse repurchase agreements and advances from the FHLB of Topeka. As a result of the foregoing, reverse repurchase agreements, which amounted to $1.1 billion at June 30, 1996, were fully paid off as of December 31, 1997, and advances from the FHLB of Topeka declined from $439.0 million at June 30, 1996 to $80.1 million at December 31, 1997, a reduction of $358.9 million or 81.8%. The shift in the composition of the Company's asset and liability mix reflects new management's operational philosophy. See "Business--The Company."

         Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash and due from banks and interest-bearing deposits with other banks) amounted to $54.2 million, $105.4 million and $13.6 million at December 31, 1997 and June 30, 1997 and 1996, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. See "Business--Liquidity and Capital Resources."

         Securities. Beginning in 1993, the Company under its prior management began to implement an investment strategy whereby it purchased mortgage-backed and related securities and financed those securities primarily through reverse repurchase agreements and FHLB advances. The Company predominantly purchased adjustable-rate Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") CMOs tied to COFI. As a result, at June 30, 1996, the Company's securities portfolio amounted to $2.1 billion ($1.9 billion of which consisted of COFI-based CMOs) or 65.1% of total assets. The COFI is a compilation of the average rates paid by savings institutions which are members of the 11th District of the FHLB system, and the COFI generally adjusts more slowly to changes in market rates of interest when compared to adjustable-rate loans and securities with interest rates based on other indices. As a result of recent fluctuations in the level of interest rates as well as the structure of the COFI, the values of the Company's COFI-based CMOs have declined in recent periods. At June 30, 1996, the Company had $48.5 million of unrealized losses with respect to its securities portfolio (net of applicable tax benefits).

         In late 1996 and in anticipation of the proposed sale of the Company, the Company began reducing its securities, particularly its CMO holdings, through periodic bulk sale transactions. During fiscal 1997, the Company sold $743.9 million of securities and recognized $29.6 million of losses with respect to such sales. At June 30, 1997, the Company's securities portfolio amounted to $1.4 billion ($1.1 billion of which consisted of COFI-based CMOs) or 53.1% of total assets. As of such date, the Company had $32.0 million of unrealized losses with respect to its securities portfolio (net of applicable tax benefits).

         During September 1997 and in connection with the Private Placement and the Redemption, new management of the Company determined that its CMO portfolio was "other than temporarily impaired" (as defined in SFAS No. 115) and, in accordance with GAAP, wrote-down its CMO portfolio by $54.7 million. In addition, since assuming control of the Company on September 8, 1997, new management has been accelerating the disposition of its securities portfolio, particularly its COFI-based CMOs. During the six months ended December 31, 1997, the Company sold $869.8 million of securities and utilized the proceeds of such sales to repay all of its outstanding reverse repurchase agreements and $451.0 million or 84.9% of its outstanding FHLB advances. The remaining proceeds were invested in short-term investments. At December 31, 1997, the Company's securities portfolio amounted to $518.1 million ($428.6 million of which consisted of COFI-based mortgage-related securities) or 27.5% of assets. As of such date, all of the Company's securities were classified as available for sale and the Company had unrealized gains with respect to the portfolio of $2.3 million (net of applicable taxes) and the Company had no trading securities. Management may continue to reduce its securities portfolio, particularly its CMO holdings, as market conditions permit. For additional information, see "Business--Investment Activities," and Note 5 of the Notes to Consolidated Financial Statements.

         Loans Receivable. Net loans receivable amounted to $953.5 million, $1.01 billion and $1.02 billion at December 31, 1997 and June 30, 1997 and 1996, respectively. Net loans receivable decreased by $60.4 million or 6.0% during the six months ended December 31, 1997 and by $4.3 million or 0.4% during the year ended June 30, 1997. During the six months ended December 31, 1997, the Company sold $1.7 million of guaranteed student loans and $54.9 million of indirect automobile receivables and experienced $123.2 million of loan repayments, which was partially offset by $118.7 million of loan originations and purchases. During the year ended June 30, 1997, the Company sold $12.0 million of guaranteed student loans and experienced $316.6 million of loan repayments, which was partially offset by $320.2 million of loan originations and purchases. New management intends to emphasize lending activities as opposed to investing activities in order to enhance the weighted average yield on its interest earning assets and, thus, its results of operations. Consequently, management expects its loan portfolio to grow over the next several years. For additional information, see "Business--Lending Activities" and Note 6 of the Notes to Consolidated Financial Statements.

         Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) have declined significantly since June 30, 1996. At December 31, 1997, nonperforming assets amounted to $921,000 or .05% of total assets, as compared to $12.6 million or .48% and $16.2 million or

 .49% as of June 30, 1997 and 1996, respectively. The decline in nonperforming assets during the six months ended December 31, 1997 reflected a $2.9 million decline in non-accrual loans (primarily commercial real estate loans) and an $8.4 million decline in foreclosed assets, and was primarily due to the transfer of a $6.0 million retail shopping center from real estate owned to real estate held for investment during the period. Local Federal has profitably managed the shopping center since it became real estate owned. The property was transferred to real estate held for investment during the period because the Company had exceeded the five year regulatory limit for holding real estate owned.

         At December 31, 1997, the Company's allowance for loan losses amounted to $20.5 million, as compared to $11.4 million and $3.2 million at June 30, 1997 and 1996, respectively. In connection with the Private Placement and the Redemption, new management increased the Company's reserves, particularly with respect to the Company's indirect automobile portfolio which was sold as of December 31, 1997. See "Business--Lending Activities--Consumer Loans" The increase with respect to the Commercial Real Estate portfolio came as a result of the portfolio review performed by an independent third party for new management during the due diligence process. Their recommendations for increase were based on industry standards for real estate portfolios, OTS supervisory guidelines, high dollar concentration in out-of-market loans and discovery of 11 loans considered classified OAEM (Other Assets Especially Mentioned) by the review team that were previously unclassified by the Company. The allowance for consumer loans includes the estimated probable losses that may arise from the Representations and Warranties issued in conjunction with the sale of the indirect auto portfolio. The Company's allowance for loan losses represented 2.09% of the total loan portfolio, which the Company believes is adequate given the asset-based lending nature of their commercial real estate portfolio. Total nonperforming loans had declined at December 31, 1997, for the reasons stated above and the allowance covered many multiples of the risk from this source. At June 30, 1997 the ratios were 1.01% of total loans and 291.49% of total nonperforming loans as compared to 0.31% and 60.43%, respectively, at June 30, 1996. Although management of the Company believes that its allowance for loan losses was adequate at December 31, 1997 based on facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods. For additional information, see "Business--Asset Quality."

         Deposits. At December 31, 1997, deposits totaled $1.60 billion, as compared to $1.64 billion and $1.60 billion at June 30, 1997 and 1996, respectively. One of the Company's strategies is to promote retail deposit growth as a cost-efficient funding source as well as a source of fee income and cross-selling opportunities. In connection with the acquisition of Green Country, the Company acquired three branch offices and assumed $77.0 million of Green Country Bank's deposits (as of December 31, 1997). In addition, Local Federal has received OTS approval to open a second branch office in Edmond, Oklahoma. The Company expects to continue to focus on expanding its branch network and retail deposit franchise. For additional information, see "Business--Sources of Funds--Deposits" and Note 9 of the Notes to Consolidated Financial Statements.

         Borrowings. Other than deposits, the Company's primary sources of funds have historically consisted of the sale of securities under agreements to repurchase (consisting of agreements to purchase on a specified later date the same securities or substantially identical securities) ("reverse repurchase agreements") and advances from the FHLB of Topeka. Although a substantial portion of the Company's growth in its securities portfolio in recent periods has been funded through the use of reverse repurchase agreements and FHLB advances, new management is in the process of reducing its securities holdings and utilizing the proceeds therefrom to pay down borrowings. Consequently, reverse repurchase agreements declined from $1.1 billion at June 30, 1996 to $0 at December 31, 1997. Similarly, advances from the FHLB of Topeka declined from $439.0 million at June 30, 1996 to $80.1 million at December 31, 1997. For additional information, see "Business--Sources of Funds--Borrowings" and Notes 10 and 11 of the Notes to Consolidated Financial Statements.

         Prior to the Private Placement and the Redemption, the Company had outstanding a promissory note payable to Isabel Collier Read, a former stockholder and the mother of the Selling Stockholders. At June 30, 1997 and 1996, the promissory note had an outstanding principal balance of $7.0 million and $14.0 million, respectively. The promissory note required annual installments of $7.0 million plus accrued interest and bore interest at a specified prime lending rate which could not exceed 8.0% nor fall below 5.7%. On September 8, 1997 in connection with the closing of the Private Placement and the Redemption, the Company prepaid the promissory note at a price equal to the remaining principal balance thereof plus accrued and unpaid interest thereon. For additional information, see "Business--Sources of Funds--Borrowings" and
Note 12 of the Notes to Consolidated Financial Statements.

         Pursuant to the Private Placement, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. The Company has established an interest reserve account with an independent trustee which contains $8.8 million, which is sufficient to pay the aggregate interest payments scheduled to be made with respect to the first two interest payment dates on the Senior Notes. Debt issuance costs of approximately $4.3 million at December 31, 1997 were capitalized and reflected as Other Assets. For additional information, see "Business--Sources of Funds--Borrowings" and Note 13 of the Notes to Consolidated Financial Statements.

         Stockholders' Equity. Stockholders' equity declined from $108.1 million at June 30, 1996 to $102.6 million at June 30, 1997 and further declined to $82.6 million at December 31, 1997. The decline in stockholders' equity during fiscal 1997 was primarily due to the $30.0 million net loss recognized during the year. The decline in stockholders' equity during the six months ended December 31, 1997 reflected certain charges recognized by the Company as a result of certain initiatives undertaken by new management in connection with the Private Placement and the Redemption, which was partially offset by the capital raised from the sale of Local Securities in the Private Placement. Such charges included (i) a $25.6 million provision for loan losses, which primarily related to the Company's indirect automobile portfolio, (ii) $53.4 million of losses recognized with respect to the liquidation or write-off of all of the Company's outstanding hedging contracts, (iii) $72.0 million of losses on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). The market for fixed income securities improved during the three month period ended December 31, 1997 and during such period the Company sold a portion of the remaining COFI-based CMO portfolio for a gain of $12.7 million. At December 31, 1997, the ratio of the Company's stockholders' equity to total assets amounted to 4.4% and both of the Banks exceeded their respective minimum regulatory capital requirements. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         General. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, which consist primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. The Company's results of operations have also been significantly affected by the net costs of hedging its interest rate exposure; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; the level of its noninterest income, including deposit related income, loan fees and service charges and net gains (losses) on sales of assets; the level of its noninterest expense, such as compensation and employee benefits, deposit insurance premiums, provisions for losses on foreclosed assets, equipment and data processing expense and occupancy expense; and provisions (benefits) for income taxes.

         Net Income (Loss). The Company reported net income (loss) of $(86.0) million, $(6.8) million, $(30.0) million, $13.6 million and $14.4 million during the six months ended December 31, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995, respectively. The net loss reported for the six months ended December 31, 1997 is attributable to deliberate actions taken by the Company's new management subsequent to the Private Placement and Redemption to restructure the Company's balance sheet. Specifically, the Company incurred $125.5 million of losses on the sale and write-down of assets, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation or write-off of the hedging contracts which the Company had entered into in order to reduce its exposure to interest rates. See "Quantitative and Qualitative Disclosure about Market Risk--Asset and Liability Management." In addition, the Company recognized a loss of $72.0 million on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). The Company also recorded a $25.4 million provision for loan losses during the three-months ended September 30, 1997, primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables which had been sold as of December 31, 1997. See "Business--Lending Activities--Consumer Loans." The market for fixed income securities improved during the three-month period ended December 31, 1997 and the Company sold $330.6 million of the remaining COFI-based CMO portfolio for a gain of $12.7 million in furtherance of its plan to accelerate the disposition of the COFI-based CMOs. The effect of these transactions on the Company's operating results for the six months ending December 31, 1997 is shown below.



                                                                            Three Months Ended
                                                               ------------------------------------------
                                                               December 31, 1997       September 30, 1997
                                                               ------------------      ------------------
                                                                             (In Thousands)

Net interest income before provision for loan losses           $           13,109      $           12,272
Provision for loan losses                                                    (225)                (25,353)
                                                               ------------------      ------------------
Net interest income (loss) after provision for loan losses                 12,884                 (13,081)
Net gains (losses) on sale of assets                                       12,816                (125,485)
Other noninterest income                                                    2,632                   2,888
                                                               ------------------      ------------------
Total noninterest income (loss)                                            15,448                (122,597)
Total noninterest expense                                                   9,117                  13,568
                                                               ------------------      ------------------
Income (loss) before (provision) benefit for income taxes                  19,215                (149,246)
(Provision) benefit for income taxes                                       (6,720)                 50,795
                                                               ------------------      ------------------
Net income (loss)                                              $           12,495      $          (98,451)
                                                               ==================      ==================


         The net loss recognized during the fiscal year ended June 30, 1997 was primarily attributable to a $28.4 million provision for loan losses, which was principally associated with the Company's indirect automobile finance receivables, $29.9 million of losses which were related to the sale of CMOs with interest rate adjustments tied to COFI, and a non-recurring $10.3 million special assessment (before applicable tax benefits) which was recorded in connection with legislation in 1996 which recapitalized the SAIF.

         The Company recognized net income of $13.6 million during the year ended June 30, 1996, as compared to net income of $14.4 million during the year ended June 30, 1995. The $847,000 or 5.9% decrease in the Company's net income during fiscal 1996 was primarily due to a $6.3 million decrease in noninterest income, a $4.0 million increase in the provision for loan losses, and a $3.3 million decrease in net interest and dividend income, which was substantially offset by a $11.0 million decrease in noninterest expense and a $1.7 million decline in the provision for income taxes.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $25.4 million, $26.5 million, $52.9 million, $48.7 million and $52.0 million during the six months ended December 31, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995, respectively. Net interest and dividend income decreased by $1.2 million or 4.4% during the six months ended December 31, 1997, as compared to the same period in the prior year, due to a significant decline in the average balance of securities of $1.1 billion during the period, which is attributable to the sale and writedown of such securities. Net interest and dividend income increased by $4.2 million or 8.7% during the year ended June 30, 1997 due to a $22.1 million increase net interest-earning assets and a 21 basis point increase in the Company's net interest spread. Net interest and dividend income declined by $3.3 million or 6.4% during the year ended June 30, 1996 due to a $83.6 million decline in net interest-earning assets, which was partially offset by an increase in the Company's interest rate spread of 4 basis points.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.




                                                                                SIX MONTHS ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                                          1997                                  1996
                                                      -----------------------------------------   -----------------------------
                                                                                      AVERAGE
                                                       AVERAGE                         YIELD/       AVERAGE
                                                       BALANCE       INTEREST          COST         BALANCE          INTEREST
                                                      ----------   -------------     ----------    ---------        ----------
                                                                                            (Dollars in Thousands)
Interest-earning assets:

   Loans receivable(1)                                 $1,009,843     $   49,788           9.78%     $1,020,534     $   53,179
   Securities(2)                                        1,000,808         31,306           6.21%      2,107,408         62,176
   Securities purchased under agreements to resell         60,000          1,711           5.66%         38,921          1,040
   Other earning assets(3)                                 76,415          2,399           6.23%         78,544          2,705
                                                       ----------     ----------                     ----------     ----------
      Total interest-earning assets                     2,147,066         85,204           7.87%      3,245,407        119,100
                                                                      ----------        =======                     ----------
Noninterest-earning assets                                 92,823                                        55,873
                                                       ----------                                    ----------
      Total assets                                     $2,239,889                                    $3,301,280
                                                       ==========                                    ==========
Interest-bearing liabilities:
   Deposits:
      Transaction accounts(4)                          $  266,112     $    3,603           2.69%     $  269,044     $    3,776
      Term certificates of deposit                      1,301,703         37,069           5.65%      1,308,314         37,443
                                                       ----------     ----------                     ----------     ----------
        Total deposits                                  1,567,815         40,672           5.15%      1,577,358         41,219
   Borrowings:
      FHLB advances                                       391,711         14,005           7.09%        987,618         32,353
      Securities sold under agreements to
        repurchase                                         55,235          2,073           7.44%        567,000         18,426
      Promissory note payable                               2,591            108           8.27%         14,020            564
      Senior notes                                         49,565          2,965          11.87%             --             --
                                                       ----------     ----------                     ----------     ----------
        Total interest-bearing liabilities              2,066,917         59,823           5.74%      3,145,996         92,562
                                                                      ----------        =======                     ----------
Noninterest-bearing liabilities                            88,248                                        48,071
                                                       ----------                                    ----------
        Total liabilities                               2,155,165                                     3,194,067
Stockholders' equity                                       84,724                                       107,213
                                                       ----------                                    ----------
        Total liabilities and stockholders'
          equity                                       $2,239,889                                    $3,301,280
                                                       ==========                                    ==========
Net interest-earning assets                            $   80,149                                    $   99,411
                                                       ==========                                    ==========
Net interest income/interest rate spread                              $   25,381           2.13%                    $   26,538
                                                                      ==========        =======                     ==========
Net interest margin                                                                        2.34%
                                                                                        =======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                                  103.88%
                                                                                        =======



                                                                                           YEARS ENDED JUNE 30,
                                                                   -------------------------------------------------------------
                                                         1996                        1997                              1996
                                                      ----------   -----------------------------------------     ---------------
                                                       AVERAGE                                      AVERAGE
                                                        YIELD/        AVERAGE                        YIELD/           AVERAGE
                                                         COST         BALANCE         INTEREST        COST            BALANCE
                                                      ----------   -------------     ----------    ---------        ----------

Interest-earning assets:

   Loans receivable(1)                                      10.34%     $1,041,342     $  107,715          10.34%     $  867,151
   Securities(2)                                             5.85%      1,845,179        109,224           5.92%      2,255,318
   Securities purchased under agreements to resell           5.30%         27,174          1,488           5.48%          4,467
   Other earning assets(3)                                   6.83%         65,903          4,237           6.43%         79,847
                                                                       ----------     ----------                     ----------
      Total interest-earning assets                          7.28%      2,979,598        222,664           7.47%      3,206,783
                                                          =======                     ----------        =======
Noninterest-earning assets                                                 92,630                                        89,147
                                                                       ----------                                    ----------
      Total assets                                                     $3,072,228                                    $3,295,930
                                                                       ==========                                    ==========

Interest-bearing liabilities:
   Deposits:
      Transaction accounts(4)                                2.78%     $  268,047     $    7,473           2.79%     $  280,111
      Term certificates of deposit                           5.68%      1,329,463         75,618           5.69%      1,271,079
                                                                       ----------     ----------                     ----------
        Total deposits                                       5.18%      1,597,510         83,091           5.20%      1,551,190
   Borrowings:
      FHLB advances                                          6.50%        848,733         57,442           6.77%        869,568
      Securities sold under agreements to
        repurchase                                           6.45%        418,784         28,202           6.73%        686,558
      Promissory note payable                                7.98%         12,852          1,026           7.98%         19,862

      Senior notes                                             --              --             --             --              --
                                                                       ----------     ----------                      ----------
        Total interest-bearing liabilities                   5.84%      2,877,879        169,761           5.90%      3,127,178
                                                          =======                     ----------         ======
Noninterest-bearing liabilities                                            89,914                                        33,075
                                                                       ----------                                     ---------
        Total liabilities                                               2,967,793                                     3,160,253
Stockholders' equity                                                      104,435                                       135,677
                                                                       ----------                                     ---------
        Total liabilities and stockholders'
          equity                                                       $3,072,228                                    $3,295,930
                                                                       ==========                                    ==========
Net interest-earning assets                                            $  101,719                                    $   79,605
                                                                       ==========                                    ==========

Net interest income/interest rate spread                     1.45%                    $   52,903           1.57%
                                                          =======                     ==========         ======
Net interest margin                                          1.62%                                         1.78%
                                                          =======                                        ======

Ratio of average interest-earning assets to
   average interest-bearing liabilities                    103.16%                                       103.53%
                                                          =======                                        ======



                                                       ---------------------------------------------------------------------------
                                                                1996                                        1995
                                                       --------------------------   ----------------------------------------------
                                                                        AVERAGE                                          AVERAGE
                                                                         YIELD/      AVERAGE                              YIELD/
                                                       INTEREST           COST       BALANCE          INTEREST             COST
                                                       --------         ---------   ----------      ------------        ----------
Interest-earning assets:
   Loans receivable(1)                                 $   95,839          11.05%     $  769,943     $   74,791           9.71%
   Securities(2)                                          134,761           5.98%      2,425,301        134,051           5.53%
   Securities purchased under agreements to resell            322           7.21%             --             --             --
   Other earning assets(3)                                  5,234           6.56%         73,807          5,716           7.74%
                                                       ----------                     ----------     ----------
      Total interest-earning assets                       236,156           7.36%      3,269,051        214,558           6.56%
                                                       ----------        =======                     ----------      =========
Noninterest-earning assets                                                                58,674
                                                                                      ----------

      Total assets                                                                    $3,327,725
                                                                                      ==========

Interest-bearing liabilities:
   Deposits:
      Transaction accounts(4)                          $    7,828           2.79%     $  342,451     $    9,679           2.83%
      Term certificates of deposit                         73,345           5.77%      1,149,834         58,556           5.09%
                                                       ----------                     ----------     ----------
        Total deposits                                     81,173           5.23%      1,492,285         68,235           4.57%
   Borrowings:
      FHLB advances                                        58,309           6.71%        952,373         55,747           5.85%
      Securities sold under agreements to
        repurchase                                         46,400           6.76%        634,282         36,503           5.76%
      Promissory note payable                               1,606           8.09%         26,872          2,105           7.83%
      Senior notes                                             --             --              --             --             --
                                                       ----------                     ----------     ----------     ----------
        Total interest-bearing liabilities                187,488           6.00%      3,105,812        162,590           5.24%
                                                       ----------        =======                     ----------     ==========
Noninterest-bearing liabilities                                                           85,744
                                                                                       ---------
        Total liabilities                                                              3,191,556
Stockholders' equity                                                                     136,169
                                                                                       ---------

        Total liabilities and stockholders'
          equity                                                                      $3,327,725
                                                                                      ==========
Net interest-earning assets                                                           $  163,239
                                                                                      ==========

Net interest income/interest rate spread               $   48,668           1.36%                    $   51,968           1.32%
                                                       ==========        =======                     ==========     ==========
Net interest margin                                                         1.52%                                         1.59%
                                                                         =======                                    ==========

Ratio of average interest-earning assets to
   average interest-bearing liabilities                                   102.55%                                       105.26%
                                                                         =======                                    ==========


-------------------------
(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.
(2) Includes all securities classified as held to maturity and available for sale, including the market valuation accounts.
(3)  Includes cash and due from banks, equity securities, and FHLB stock.
(4)  Includes passbook, NOW, and money market accounts.

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



                                                           SIX MONTHS ENDED DECEMBER 31, 1997
                                                             COMPARED TO SIX MONTHS ENDED
                                                                    DECEMBER 31, 1996
                                                     ---------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO
                                                     ------------------------------------
                                                                                              TOTAL
                                                                                 RATE/     NET INCREASE
                                                       RATE         VOLUME      VOLUME      (DECREASE)
                                                     --------      --------    --------  ----------------
                                                                              (Dollars in Thousands)
Interest-earning assets:

    Loans receivable                                 $ (2,864)     $   (557)   $     30      $ (3,391)
    Securities                                          3,745       (32,649)     (1,966)      (30,870)
    Securities purchased under agreements resell           70           563          38           671
    Other earning assets                                 (239)          (73)          6          (306)
                                                     --------      --------    --------      --------
Total net change in income on interest-earning
    assets                                                712       (32,716)     (1,892)      (33,896)
                                                     --------      --------    --------      --------

Interest-bearing liabilities:
    Deposits:
      Transaction accounts                               (133)          (41)          1          (173)
      Term certificates of deposit                       (186)         (189)          1          (374)
                                                     --------      --------    --------      --------
         Total deposits                                  (319)         (230)          2          (547)
    Borrowings:
      FHLB advances                                     2,958       (19,521)     (1,785)      (18,348)
      Securities sold under agreements to
         repurchase                                     2,854       (16,631)     (2,576)      (16,353)
      Promissory note payable                              20          (460)        (16)         (456)
      Senior notes                                       --            --         2,965         2,965
                                                     --------      --------    --------      --------
Total net change in expense on interest-bearing
    liabilities                                         5,513       (36,842)     (1,410)      (32,739)
                                                     --------      --------    --------      --------
Change in net interest income                        $ (4,801)     $  4,126    $   (482)     $ (1,157)
                                                     ========      ========    ========      ========


                                                              YEAR ENDED JUNE 30, 1997
                                                                  COMPARED TO 1996
                                                       -----------------------------------------------------
                                                             INCREASE (DECREASE) DUE TO
                                                       --------------------------------------     TOTAL NET
                                                                                      RATE/        INCREASE
                                                           RATE          VOLUME       VOLUME      (DECREASE)
                                                       -----------     ----------    --------     ----------

Interest-earning assets:

    Loans receivable                                     $ (6,142)    $ 19,252    $ (1,234)     $ 11,876
    Securities                                             (1,259)     (24,507)        229       (25,537)
    Securities purchased under agreements resell              (77)       1,637        (394)        1,166
    Other earning assets                                     (101)        (914)         18          (997)
                                                         --------     --------    --------      --------
Total net change in income on interest-earning
    assets                                                 (7,579)      (4,532)     (1,381)      (13,492)
                                                         --------     --------    --------      --------

Interest-bearing liabilities:
    Deposits:
      Transaction accounts                                    (19)        (337)          1          (355)
      Term certificates of deposit                         (1,048)       3,369         (48)        2,273
                                                         --------     --------    --------      --------
         Total deposits                                    (1,067)       3,032         (47)        1,918
    Borrowings:
      FHLB advances                                           543       (1,397)        (13)         (867)
      Securities sold under agreements to
         repurchase                                          (165)     (18,098)         65       (18,198)
      Promissory note payable                                 (20)        (567)          7          (580)
      Senior notes                                           --           --          --            --
                                                         --------     --------    --------      --------
Total net change in expense on interest-bearing
    liabilities                                              (709)     (17,030)         12       (17,727)
                                                         --------     --------    --------      --------
Change in net interest income                            $ (6,870)    $ 12,498    $ (1,393)     $  4,235
                                                         ========     ========    ========      ========




                                                  YEAR ENDED JUNE 30, 1996 COMPARED TO 1995
                                                  ----------------------------------------------------
                                                        INCREASE (DECREASE) DUE TO
                                                    ------------------------------------
                                                                                             TOTAL NET
                                                                                 RATE/        INCREASE
                                                      RATE         VOLUME        VOLUME      (DECREASE)
                                                    --------      --------      --------     ---------
                                                                 (Dollars in Thousands)

Interest-earning assets:
    Loans receivable                                    $ 10,304      $  9,443      $  1,301     $ 21,048
    Securities                                            10,867        (9,395)         (762)         710
    Securities purchased under agreements resell            --            --             322          322
    Other earning assets                                    (878)          467           (71)        (482)
                                                        --------      --------      --------     --------
Total net change in income on interest-earning
    assets                                                20,293           515           790       21,598
                                                        --------      --------      --------     --------

Interest-bearing liabilities:
    Deposits:
      Transaction accounts                                  (109)       (1,762)           20       (1,851)
      Term certificates of deposit                         7,793         6,174           822       14,789
                                                        --------      --------      --------     --------
         Total deposits                                    7,684         4,412           842       12,938
    Borrowings:
      FHLB advances                                        8,115        (4,847)         (706)       2,562
      Securities sold under agreements to
         repurchase                                        6,364         3,008           525        9,897
      Promissory note payable                                 68          (549)          (18)        (499)
      Senior notes                                          --            --            --           --
                                                        --------      --------      --------     --------
Total net change in expense on interest-bearing
    liabilities                                           22,231         2,024           643       24,898
                                                        --------      --------      --------     --------
Change in net interest income                           $ (1,938)     $ (1,509)     $    147     $ (3,300)
                                                        ========      ========      ========     ========

         Interest Income. Total interest and dividend income decreased by $33.9 million or 28.5% during the six months ended December 31, 1997, as compared to the same period in the prior year, decreased by $13.5 million or 5.7% during the year ended June 30, 1997 and increased by $21.6 million or 10.1% during the year ended June 30, 1996. Interest income on loans receivable decreased by $3.4 million or 6.4% during the six months ended December 31, 1997, as compared to the same period in the prior year, and increased by $11.9 million or 12.4% and $21.0 million or 28.1% during the years ended June 30, 1997 and 1996, respectively. The decrease in interest on loans receivable during the six months ended December 31, 1997 was due to a decline in the average yield earned on the Company's loan portfolio of 56 basis points. This decline in the average yield reflected, in part, the discontinuance of the Company's third-party automobile loan purchase activity. Such loans generally carry higher yields than traditional real estate secured loans. The increase in interest on loans receivable during the years ended June 30, 1997 and 1996 was primarily due to increases in the average balance of loans outstanding of $174.2 million and $97.2 million, respectively. During fiscal 1997, prior management significantly increased its originations of third-party automobile loans, and, during fiscal 1997 and 1996, the Company continued its emphasis on the origination and purchase of commercial real estate loans. During such years, the Company originated and purchased a total of $320.2 and $432.2 million of loans, which included $73.6 million and $179.6 million of third-party automobile loans and $205.5 million and $202.5 million of commercial real estate loans, respectively.

         Interest income on securities and other interest-earning assets (which include mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and, during fiscal 1997 and 1996, interest rate caps and floors and Student Loan Marketing Association preferred stock) decreased by $30.5 million or 46.3% during the six months ended December 31, 1997, as compared to the same period in the prior year, decreased by $25.4 million or 18.1% during the year ended June 30, 1997 and increased slightly by $550,000 or 0.4% during the year ended June 30, 1996. The decline in interest income on such investments during the six months ended December 31, 1997 and the year ended June 30, 1997 was primarily due to the decreases in the average balance of such investments of $1.1 billion and $410.1 million during such respective periods. During fiscal 1997, the Company began reducing its securities holdings (primarily its COFI-based CMO's) through periodic bulk sale transactions which resulted in the sale of $743.9 million of securities during the year. During the first half of fiscal 1998 and in connection with the Private Placement and the Redemption, new management of the Company determined that its remaining CMO portfolio was "other than temporarily impaired" in accordance with SFAS No. 115 and, pursuant to GAAP, wrote-down the portfolio by $54.7 million. In addition, since assuming control of the Company on September 8, 1997, new management has been accelerating the disposition of its securities portfolio, particularly its COFI-based CMOs. During the six months ended December 31, 1997, the Company sold $865.1 million of securities. Management expects to continue to reduce what remains of the portfolio as market conditions permit.

         Interest Expense. Total interest expense decreased by $32.7 million or 35.4% during the six months ended December 31, 1997, as compared to the same period in the prior year, decreased by $17.7 million or 9.5% during the year ended June 30, 1997 and increased by $24.9 million or 15.3% during the year ended June 30, 1996. Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, decreased by $547,000 or 1.3% during the six months ended December 31, 1997, as compared to the same period in the prior year, and increased by $1.9 million or 2.4% and $12.9 million or 19.0% during the years ended June 30, 1997 and 1996, respectively. The Company has increased its average balance of deposits during each of the periods presented in accordance with the Company's strategy to promote retail deposit growth.

         Interest expense on FHLB advances decreased by $18.3 million or 56.7% during the six months ended December 31, 1997, as compared to the same period in the prior year, decreased slightly by $867,000 or 1.5% during the year ended June 30, 1997 and increased by $2.6 million or 4.6% during the year ended June 30, 1996. Similarly, interest expense on reverse repurchase agreements decreased by $16.4 million or $88.8 during the three months ended September 30, 1997, as compared to the same period in the prior year, decreased by $18.2 million or 39.2% during the year ended June 30, 1997 and increased by $9.9 million or 27.1% during the year ended June 30, 1996. As discussed previously, beginning in 1993, the Company began to implement an investment strategy whereby it purchased mortgage-backed and related securities and financed those securities primarily through reverse repurchase agreements and FHLB advances. However, during fiscal 1997 and continuing through the quarter ending September 30, 1997, the Company has begun to reduce its securities holdings through periodic bulk sale transactions and has utilized the proceeds therefrom to pay off its reverse repurchase agreements and pay down FHLB advances.

         During the periods presented, interest expense on notes payable consisted of interest paid on a promissory note payable to Isabel Collier Read and, since September 8, 1997, interest accrued with respect to the Senior Notes. Interest expense on the promissory note amounted to $108,000, $282,000, $1.0 million, $1.6 million and $2.1 million during the six months ended December 31, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995, respectively. Interest expense on the Senior Notes (which began to accrue on September 8, 1997) amounted to $2.7 million during the six months ended December 31, 1997. On September 8, 1997, in connection with the closing of the Private Placement and the Redemption, the Company issued $80.0 million of the Senior Notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually) and prepaid the promissory note held by Ms. Read at a price equal to the principal amount thereof plus accrued and unpaid interest thereon.

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

         The Company established provisions for loan losses of $25.6 million, $9.7 million, $28.4 million, $5.1 million and $1.2 million during the six months ended December 31, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $16.5 million, $7.5 million, $20.2 million, $6.5 million and $253,000. The $25.6 million and $28.4 million provisions established during the six months ended December 31, 1997 and the year ended June 30, 1997 were intended primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. At December 31, 1997, the Company's portfolio of such indirect automobile loans had been sold. See "Business--Lending Activities--Consumer Loans."

         Noninterest Income. Total noninterest income (loss) amounted to $(107.1) million, $2.2 million, $(17.1) million, $10.3 million and $16.6 million during the six months ended December 31, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995, respectively. The components of noninterest income consist of deposit related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. The noninterest losses recognized during the six months ended December 31, 1997 and the year ended June 30, 1997 primarily related to losses incurred on the sale of securities. Specifically, during the three months ended September 30, 1997, the Company incurred $125.5 million of losses on the sale and write-down of assets, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation of the hedging contracts previous management had entered into in an attempt to reduce the Company's exposure to interest rates. See "Qualitative and Quantitative Disclosure about Market Risk--Asset and Liability Management." In addition, the Company recognized a loss of $17.3 million on the sale of securities ($16.0 million of which related to the sale of CMOs with interest rate adjustments tied to COFI) and a loss of $54.7 million which related to the write-down of the Company's remaining COFI-based CMO portfolio to reflect market values. The market for fixed income securities improved during the three month period ended December 31, 1997 and the Company sold a portion of the remaining COFI-based CMO portfolio for a gain of $12.7 million. During the year ended June 30, 1997, the Company recognized $29.6 million of losses on the sale of securities ($29.9 million of which related to the sale of CMOs with interest rate adjustments tied to COFI).

         Noninterest Expense. Total noninterest expense decreased by $6.7 million or 22.8% during the six months ended December 31, 1997, as compared to the same period in the prior year, increased by $13.8 million or 39.0% during the year ended June 30, 1997 and decreased by $11.0 million or 23.7% during the year ended June 30, 1996. The decrease in noninterest expense during the six months ended December 31, 1997 was primarily due to the absence of the $10.3 million (before applicable tax benefits) special assessment which was recognized by the Company in September 1996 in connection with the recapitalization of the SAIF, which was partially offset by a $5.0 million increase in miscellaneous other expenses. Pursuant to legislation effective September 30, 1996, all SAIF member institutions were required to pay a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This legislation resulted in the recapitalization of the SAIF and, consequently, during the fourth calendar quarter of 1996, the FDIC lowered the Banks' assessment rates. See "Business--Regulation of Federal Savings Institutions--FDIC Assessments." The increase in miscellaneous other expense recognized by the Company during the three months ended September 30, 1997 primarily reflected non-recurring charges which were related to the Private Placement and the Redemption which were consummated on September 8, 1997.

         The increase in noninterest expense during the year ended June 30, 1997 was due primarily to the one-time special SAIF assessment which was recognized by the Company in September 1996, as discussed above. In addition, during fiscal 1997, the Company's provision for uninsured risk and losses increased by $1.9 million or 140.5% due to the Company's reassessment of its potential liability with respect to the FDIC Dispute. See "Legal Proceedings."

         The decrease in noninterest expense during the year ended June 30, 1996 was due primarily to a $9.6 million or 40.4% decrease in compensation and employee benefits which reflected bonuses and other payments which were made during fiscal 1995 to the former senior management of the Company pursuant to certain employment agreements with such individuals. In addition, during fiscal 1996, the Company's provision for uninsured risk and losses declined by $4.4 million or 76.0% as the Company continued to reassess the adequacy of its reserves for any potential liability to the FDIC in connection with the FDIC Dispute. See "Legal Proceedings." Partially offsetting these decreases during the fiscal year was a $1.1 million or 17.0% increase in miscellaneous other expense (consisting primarily of expenses relating to the operations of Star, which commenced business in January 1995).

         Provision (Benefit) for Income Taxes. During the six months ended December 31, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995, the Company recognized $(44.1) million, $(3.6) million, $(11.9) million, $4.9 million and $6.6 million of provisions (benefits) for income taxes. At December 31, 1997, the Company had approximately $40.8 million and $190.5 million of net operating loss carryforwards available for federal and state income tax purposes, respectively. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013. The federal net operating loss carryforwards expire in 2013. At December 31, 1997, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized. The change in ownership of the Company did not result in a limitation on the utilization of the net operating losses. See "Business--Taxation" and Note 15 of the Notes to Consolidated Financial Statements.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 1997, the Company had $328.0 million in borrowing capacity under a collateralized line of credit with the FHLB of Topeka, of which $4.1 million was outstanding as of such date. The Bank does not currently accept brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At December 31, 1997, the Company had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $67.4 million. Certificates of deposit which are scheduled to mature within one year totaled $983.3 million at December 31, 1997, and borrowings that are scheduled to mature within the same period amounted to $4.1 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         Beginning March 1, 1998, the Company is required to begin making interest payments on the Senior Notes, which is expected to be initially funded through an interest reserve account established with an independent trustee and subsequently through dividends from the Banks. The Senior Notes have an annual debt reserve requirement of $8.8 million (or $4.4 million for each semi-annual period). The Interest Reserve Account currently contains cash and other investments permitted by the Indenture governing the Senior Notes sufficient to pay the aggregate interest payments scheduled to be made on March 1, 1998 and September 1, 1998.

         Capital Resources. Federally insured savings institutions such as the Banks are required to maintain minimum levels of regulatory capital. See "Business--Regulation of Federal Savings Institutions--Regulatory Capital Requirements." The following table reflects the Banks' actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 1997.


                                            Required(4)                     Actual                        Excess
                                     ------------------------      -------------------------    --------------------------
                                      Percent         Amount        Percent        Amount         Percent         Amount
                                     ---------       --------      ----------    -----------    ----------      ----------
                                                                     (Dollars in Thousands)
     Local Federal:
        Tangible capital               1.50%         $ 27,665         6.89%      $ 127,024          5.39%        $ 99,359
        Core capital(1)                3.00            55,384         6.98         128,803          3.98           73,419
        Risk-based capital(2)(3)       8.00            76,022        14.14         134,331          6.14           58,309
     Local America:
        Tangible capital               1.50             9,230        15.80          97,246         14.30           88,016
        Core capital(1)                3.00            18,482        15.90          97,975         12.90           79,493
        Risk-based capital(2)(3)       8.00            28,511        28.45         101,398         20.45           72,887


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

(4) Does not reflect the requirements to be met in order for an institution to be deemed "adequately capitalized" under applicable laws and regulations. See "Business--Regulation of Federal Savings Institutions--Prompt Corrective Action."


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

RECENT ACCOUNTING PRONOUNCEMENTS

         Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies which the Company has adopted that are set forth in the Company's Notes to Consolidated Financial Statements.

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, which was effective, on a prospective basis, for transactions occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. The adoption of SFAS No. 125 did not have a material adverse effect on the Company's consolidated financial condition or results of operations.

         In February 1997, the FASB released SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

         SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. This Statement did not have a material adverse impact on the consolidated financial position, the results of operations of the Company or the net income (loss) per share reported in the consolidated financial statements.

         In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure". SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of APB Opinion No. 15 will now need to make those disclosures.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the results of operations of the Company.

         In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the results of operations of the Company.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application permitted. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position of the results of operations of the Company.

YEAR 2000 COMPLIANCE

         Many computer programs process transactions based on using two digits for the year of the transaction rather than a full four digits (e.g., "98" for 1998). Systems that process Year 2000 transactions with the year "00" may encounter significant processing inaccuracies or inoperability. Management has determined that, like most other companies, it will be required to modify or replace portions of its software so that its information systems will be able to properly utilize dates subsequent to December 31, 1999. The Year 2000 issue will be addressed through either the modification to existing software or conversion to new software. However, if such modifications are not made or completed on a timely basis, the Year 2000 issue could impact the operations of the Company.

         A plan has been developed and is being followed to ensure that the modifications and conversions are implemented and thoroughly tested on a timely basis. Based on progress made to date, management anticipates that software for the primary information systems will be Year 2000-compliant by the end of 1998. Other less essential software applications will be modified and/or replaced during 1999 which would enable all internal software applications to become Year 2000-compliant prior to the year 2000.

         The Company utilizes software provided by outside suppliers which must also become Year 2000-compliant. Management has initiated discussions with outside suppliers and commitment letters from such suppliers that they will take the necessary actions to become Year 2000-compliant on a timely basis have been required. Management is actively monitoring the progress of outside suppliers in their efforts to become Year 2000-compliant and actions deemed necessary will be taken in order to mitigate the exposure to the Year 2000 issue. However, there is no guarantee that the software of other suppliers for which the Company's information systems rely will be converted on a timely basis, or that failure to convert would not adversely effect the Company's operations.

         Both internal and external resources will be utilized to modify, replace or test the software for Year 2000 modifications. The Company estimates that it will incur roughly $150,000 in total costs to become Year
2000-compliant.

         Year 2000 costs and the date on which the Year 2000 modifications are expected to be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         One of the primary goals of the Company's Asset/Liability Management Committee is to effectively increase the duration of the Company's liabilities and/or effectively contract the duration of the Company's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Company's balance sheet, or externally by adjusting the duration of the Company's assets and/or liabilities through the use of hedging contracts, such as interest rate swaps, caps and floors. Although the Company has in the past hedged its interest rate exposure externally through the use of various hedging contracts, the Company's current strategy is to hedge internally through the use of core transaction deposit accounts which are not as rate sensitive as other deposit instruments and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial and consumer loans. The foregoing strategies are more fully described below.

         Internal hedging through balance sheet restructuring generally involves either the attraction of longer-term or less rate sensitive funds (i.e., core transaction deposit accounts which are not as rate sensitive as other deposit instruments or FHLB advances) or the investment in certain types of shorter-term or adjustable-rate assets such as adjustable-rate mortgage-backed securities, shorter-term U.S. Government agency securities and commercial and consumer loans.

         External hedging has generally involved the Company's use of interest rate swaps, caps and floors. The Company previously utilized interest rate swaps to hedge its outstanding FHLB advances and reverse repurchase agreements while the Company previously utilized interest rate caps and floors to hedge the Company's COFI-based CMO portfolio. The notional amount of hedging contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not represent the amount of borrowings or securities which would effectively be hedged by that hedging contract. In selecting the type and amount of hedging contract to utilize, the Company compares the duration of a particular contract, or its change in value for a 100 basis point movement in interest rates, to that of the borrowings or securities to be hedged. A hedging rate contract with the appropriate offsetting duration often may have a notional amount much greater than the face amount of the borrowings and/or securities being hedged.

         During the six months ended December 31, 1997, the Company terminated all outstanding interest rate swaps, caps and floors. Specifically, the Company terminated interest rate swaps with an aggregate notional value of $500.0 million which resulted in losses of $47.3 million (excluding applicable tax benefits). The Company also terminated interest rate cap and floor agreements with an aggregate notional value of $2.4 billion, which resulted in losses of $2.2 million (excluding applicable tax benefits). Upon termination of the foregoing interest rate swap, cap and floor agreements, the Company recognized all deferred gains and losses which resulted from prior hedging activities, which resulted in an additional loss of approximately $3.9 million (excluding applicable tax benefits). The foregoing losses resulted in an aggregate net tax benefit of approximately $18.7 million.

         Pursuant to the Redemption Agreement, the Selling Stockholders are responsible to the Company for any aggregate pre-tax loss (net of any related tax benefit) to the Company in excess of $42.5 million which results from the sale or termination of the Company's existing hedging contracts. The Company is currently attempting to collect such difference (which it estimates to amount to $4.6 million) from the Selling Stockholders and has filed a lawsuit in the United States District Court for the Western District of Oklahoma in order to facilitate such recovery. However, no assurance can be made that the Company will be able to recover from the Selling Stockholders all or a portion of such $4.6 million. See "Legal Proceedings".

         The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997, based on the information and assumptions set forth in the notes below.


                                                                                        More Than
                                                           Three to      More Than     Three Years
                                           Within Three     Twelve      One Year to      to Five       Over Five
                                              Months        Months      Three Years       Years          Years           Total
                                          --------------  -----------  -------------   ------------   -----------     -----------
                                                                            (Dollars in Thousands)
Interest-earning assets(1):
     Loans receivable(2):
       Single-family residential loans .    $   17,489    $   59,544     $   54,484     $   35,672     $  119,660      $  286,849
       Commercial real estate ..........       230,594        99,262         92,871        101,623        124,771         649,121
       Consumer ........................         5,748        14,530          9,289          6,964          9,169          45,700
     Securities(1)(3) ..................       459,147        19,741          6,548          5,927         23,147         514,510
Other interest-earning assets(4) .......       277,299          --             --             --             --           277,299
                                            ----------    ----------     ----------     ----------     ----------      ----------
     Total .............................    $  990,277    $  193,077     $  163,192     $  150,186     $  276,747      $1,773,479
                                            ==========    ==========     ==========     ==========     ==========      ==========
Interest-bearing liabilities:
     Deposits(5):
       Money market and NOW
       accounts ........................    $   10,189    $   30,566     $   53,964     $   31,623     $   53,942      $  180,284
       Passbook accounts ...............         2,401         7,202         15,379         11,393         32,562          68,937
       Certificates of deposit .........       298,636       682,206        288,328         16,727            435       1,286,332
     Borrowings:
       FHLB advances ...................        30,100          --             --           50,000             36          80,136
       Senior notes ....................          --            --             --             --           80,000          80,000
                                            ----------    ----------     ----------     ----------     ----------      ----------
     Total .............................    $  341,326    $  719,974     $  357,671     $  109,743     $  166,975      $1,695,689
                                            ==========    ==========     ==========     ==========     ==========      ==========
Excess (deficiency) of interest-earning
     assets over interest-bearing
     liabilities .......................    $  648,951    $ (526,897)    $ (194,479)    $   40,443     $  109,772      $   77,790
                                            ==========    ==========     ==========     ==========     ==========      ==========
Cumulative excess (deficiency) of
     interest-earning assets over
     interest-bearing liabilities ......    $  648,951    $  122,054     $  (72,425)    $  (31,982)    $   77,790      $   77,790
                                            ==========    ==========     ==========     ==========     ==========      ==========
Cumulative excess (deficiency) of
     interest-earning assets over
     interest-bearing liabilities as
     a percent of total assets .........         34.49%         6.49%         (3.85)%        (1.70)%         4.13%           4.13%
                                            ==========    ==========     ==========     ==========     ==========      ==========


------------------

(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.

(2) Balances have been reduced for non-performing loans, which amounted to $626,000 at December 31, 1997.

(3) Does not include unrealized gain on securities classified as available for sale of $3.6 million.

(4) Comprised of cash and due from banks, deposits with other banks, repurchase agreements and FHLB stock.

(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts of 31.31%, 17.07% and 13.93%, respectively. Exclusive of non-interest bearing deposit accounts.

         Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors of the Company. For information with respect to the estimated percentage change of the Company's net interest income over a four-quarter period and NPV based on an indicated change in interest rates, see "Business--Regulation of Federal Savings Institutions--Regulatory Capital Requirements."

         Under OTS regulations, a savings institution with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation.

         The following tables set forth for the indicated dates the estimated dollar and percentage change in the Company's net interest income over a four quarter period and NPV based on the indicated changes in interest rates.


                                              June 30, 1997                                      December 31, 1997
                                           Net Interest Income                                  Net Interest Income
                                           (next four quarters)                                 (next four quarters)
---------------------------    -------------------------------------------      -------------------------------------------------
                                 Estimated Change                                    Estimated Change
Change (in Basis Points) in         From Base                   % Change                from Base                    % Change
    Interest Rates (1)               (000's)                   from Base                 (000's)                    from Base
---------------------------    -------------------         ---------------      -----------------------         ------------------
           +400                      ($4,680)                    (10)%                   ($3,215)                      (7)%

           +300                       (4,131)                     (8)                     (1,985)                      (4)

           +200                       (3,841)                     (8)                      (947)                       (2)

           +100                       (3,263)                     (7)                      (341)                       (1)

              0                       48,979(2)                   --                     47,508(2)                     --

           -100                        1,925                       4                        129                         0

           -200                        5,573                      11                        467                         1

           -300                       13,044                      27                      2,408                         5

           -400                       14,888                      30                        873                         2



                                              June 30, 1997                                       December 31, 1997
                                                   NPV                                                   NPV
                              ------------------------------------------------   -----------------------------------------------

                                 Estimated Change                                    Estimated Change
Change (in Basis Points) in         From Base                   % Change                from Base                    % Change
    Interest Rates (1)               (000's)                   from Base                 (000's)                    from Base
----------------------------  -----------------------      -------------------   -------------------------     -----------------
           +400                      ($6,251)                      (6)%                  ($56,518)                     (37)%

           +300                      (58,323)                     (52)                    (38,218)                     (25)

           +200                      (44,681)                     (40)                    (20,141)                     (13)

           +100                      (18,598)                     (16)                     (7,101)                      (5)

              0                      112,881                       --                     153,545                       --

           -100                       14,867                       13                       2,606                        2

           -200                        4,851                        4                      (2,235)                      (1)

           -300                      (15,293)                     (14)                     (8,469)                      (6)

           -400                      (59,769)                     (53)                    (25,404)                     (17)


-------------------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing balance sheet as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds. All interest-rate risk hedges that existed at June 30, 1997 had been eliminated as of September 8, 1997. Interest rates were held flat through the next four quarters.

         At June 30, 1997, the rate of change on net interest income is affected by an increase in loan prepayment speeds, which is reinvested in lower yielding short-term investments during down shocks. Also, lower rate-paying deposit accounts such as passbooks, money market and NOW accounts do not drop below 0% in 300 and 400 basis points down shocks. Conversely, the rate of change in net interest income in up shocks is affected by a decrease in loan prepayment speeds while all deposit accounts are able to reprice fully in each 100 basis point increment. Further, there were off-balance sheet hedges in place at June 30, 1997, which acted to stabilize net interest income after a 200 basis point increase.

         Subsequent to September 8, 1997, the Company no longer had any hedges in place. However, it did continue to hold a reduced portfolio of COFI-indexed securities. The Company utilizes a COFI-index forecast available on Bloomberg L.P. This is a lagging index and the Company understands that the COFI-index is forecast by a historically-based projection model which keeps the index relatively flat from the 200 to 300 basis point decrease and then drops in the 400 basis point decrease. The other factors mentioned above as affecting June 30, 1997 would also cause the indicated effect at December 31, 1997.

         The differences between June 30, 1997 and December 31, 1997 are mainly due to the sale of COFI-based CMOs and mortgage backed securities, the elimination of cap, floor and swap contracts, the addition of the senior notes and the addition of fixed-rate FHLB advances. This balance sheet restructuring is discussed in more detail in "Business--Lending Activities--Consumer Loans." In addition, assumptions related to the calculation of the duration of non-maturing deposit accounts was changed after June 30, 1997 to correspond with the OTS decay rates resulting in a longer duration for these deposits as of December 31, 1997.

         The model reflects only the effects of assumptions made by management while running the different interest rate shocks. The only variables between the different rate shocks are the interest rates and the prepayment speeds.

         The prepayment assumptions used in the model are based on historical and market estimates. Standard present value calculation methodology is used to discount the estimated future cash flows of assets and liabilities at appropriate discount rates. The market value for COFI-based CMOs is obtained through the Bloomberg calculator designated by the OTS.

         Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on the Company's net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. See "Business--Regulation of Federal Savings Institutions--Regulatory Capital Requirements" for a discussion of a proposed OTS regulation which would subject an institution with a greater than "normal" level of interest rate exposure to a deduction of an interest rate risk ("IRR") component in calculating its total capital for risk-based capital purposes.

         The preceding discussion about the Company's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial statements at F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 8, 1997, pursuant to authorization of its Board of Directors, the Company dismissed the firm of Arthur Andersen LLP ("Arthur Andersen") as its auditors and retained KPMG Peat Marwick LLP. Arthur Andersen's report for each of the three fiscal years ended June 30, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

         During the Company's two most recent fiscal years and the subsequent interim period immediately preceding the change in accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's financial statements. During the Company's two most recent fiscal years and the subsequent interim period immediately preceding the change in accountants, there was one reportable event (as that term is used in Regulation S-K, Item 304(a)(1)(v)(A) through (D) of the Exchange Act), as discussed in the next paragraph.

         In connection with its audit of the Company's consolidated financial statements as of and for the year ended June 30, 1997, Arthur Andersen reported to the audit committee of the Company's board of directors that a material weakness existed in the system of internal control, specifically that an adequate system of control was not in effect at June 30, 1997, to provide reasonable assurance that Local Federal was able to estimate and establish an adequate allowance for loan losses with respect to its indirect automobile loan portfolio. Management reported and Arthur Andersen concurred with management's assertion in the reports required by the FDICIA that Local Federal maintained an effective internal control structure over financial reporting as of June 30, 1997, except for the internal control structure over estimating and establishing an adequate allowance for loan losses with respect to its indirect automobile loan portfolio. This portfolio had been sold as of December 31, 1997. See "Business--Lending Activities--Consumer Loans."

         During fiscal 1997 and 1996, prior to their appointment as certifying accountants, the Company did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Pursuant to the terms of the Purchase Agreement, upon consummation of the Private Placement, each of the persons then serving as directors of the Company resigned and Edward A. Townsend, Jan A. Norton and Joseph A. Leone were appointed as directors of the Company. Following such resignations and appointments, the new members of the Board of Directors caused Robert A. Kotecki, George Nigh, and Kenneth W. Townsend to be appointed to the Company's Board of Directors. Subsequently, J. David Rosenberg joined the Company's Board. Following the reconstitution of the Board of Directors, the Company elected the persons named below as directors of the Banks.

         The following table sets forth information with respect to the directors of the Company and the Banks. Except as described above, there were and are no arrangements or understandings between the Company and the Banks and any person pursuant to which such person has been elected as a director, and no director is related to any other director or executive officer of the Company or the Banks by blood, marriage or adoption. At December 31, 1997, all directors and officers of the Company as a group owned 43,000 shares or 0.2% of the issued and outstanding Common Stock.

                                                           DIRECTOR              TERM
NAME                                   AGE(1)              SINCE(2)           EXPIRATION
----------------------------       --------------        ------------        ------------
THE COMPANY:

Robert A. Kotecki                        33                 1997                2000
Joseph A. Leone                          64                 1973                1999
George Nigh                              70                 1997                1998
Jan A. Norton                            50                 1997                1999
Edward A. Townsend                       55                 1997                2000
Kenneth W. Townsend                      54                 1997                1998
J. David Rosenberg                       48                 1998                2000

LOCAL FEDERAL:

Gene C. Howard                           71                 1996                1999
Robert A. Kotecki                        33                 1997                2000
Joseph A. Leone                          64                 1973                1999
George Nigh                              70                 1997                1998
Jan A. Norton                            50                 1997                1999
Edward A. Townsend                       55                 1997                2000
Kenneth W. Townsend                      54                 1997                1998
Robert L. Vanden                         50                 1993                1998
Andrew M. Coats                          62                 1997                2000

                                                           DIRECTOR              TERM
NAME                                   AGE(1)              SINCE(2)           EXPIRATION
----------------------------       --------------        ------------        ------------
LOCAL AMERICA:

Gene C. Howard                           71                 1996                1999
Robert A. Kotecki                        33                 1997                2000
Joseph A. Leone                          64                 1973                1999
George Nigh                              70                 1997                1998
Jan A. Norton                            50                 1997                1999
Edward A. Townsend                       55                 1997                2000
Kenneth W. Townsend                      54                 1997                1998
Robert L. Vanden                         50                 1993                1998
Andrew M. Coats                          62                 1997                2000


-------------------

(1)  As of December 31, 1997.

(2) Includes service as a director of the Company, Local Federal and/or Local America

BIOGRAPHICAL INFORMATION

         Information concerning the principal position and principal occupation of each director of the Company and the Banks during the past five years is set forth below.

         Andrew M. Coats. Mr. Coats was elected as a director of the Banks in October 1997. Mr. Coats served as the District Attorney of Oklahoma County from 1976 to 1980. Mr. Coats won the Democratic nomination for U.S. Senate from Oklahoma in 1980. In 1983, Mr. Coats was elected Mayor of Oklahoma City where he served until April 1987. Mr. Coats served as President of the law firm of Crowe & Dunlevy in 1987 and 1988 and served as President of the Oklahoma Bar Association in 1992. Mr. Coats is currently serving as the President of the American College of Trial Lawyers. On July 1, 1996, Mr. Coats became the Dean of the University of Oklahoma College of Law.

         Gene C. Howard. Mr. Howard was elected as a director of the Banks immediately following consummation of the Private Placement. Mr. Howard was initially elected to the Board of Directors of Local Federal in 1996 and has served as an attorney and senior partner with the law firm of Howard, Widdows, Bufogle & Vaughn, P.C., Tulsa, Oklahoma, since 1952.

         Robert A. Kotecki. Mr. Kotecki was elected as a director of the Company and the Banks immediately following consummation of the Private Placement. Mr. Kotecki has served as Senior Vice President of Friedman, Billings, Ramsey & Co., Inc., Arlington, Virginia, which served as the Placement Agent in connection with the Private Placement, since March 1993. From November 1988 through March 1993, Mr. Kotecki served as an Associate with Trident Financial Corp., an investment banking firm located in Raleigh, North Carolina.

         Joseph A. Leone. Mr. Leone was elected as a director of the Company and the Banks immediately upon consummation of the Private Placement. Mr. Leone was initially elected to the Board of Directors of Local Federal in 1973. Since 1987, Mr. Leone has served as managing partner with MBI, Inc., a limited partnership which owns several commercial real estate properties located within Oklahoma. From 1978 through 1987, Mr. Leone served as Executive Vice Chancellor and Chancellor of the Oklahoma State System of Higher Education.

         George Nigh. Governor Nigh was elected as a director of the Company and the Banks immediately following the consummation of the Private Placement. Governor Nigh is currently retired. From July 1992 through June 1997, Governor Nigh served as President of the University of Central Oklahoma, where he had served as Distinguished Statesman in Residence for the previous five years. From January 1979 through 1987, Governor Nigh served as Governor of the State of Oklahoma. Prior to 1979, Governor Nigh served 16 years at Lt. Governor and eight years in the House of Representatives of the State of Oklahoma. Governor Nigh currently serves on the Board of Directors for J.C. Penney Company and is a consultant for Express Services Personnel.

         Jan A. Norton. Mr. Norton was elected as a director of the Company and the Banks immediately upon consummation of the Private Placement. In addition, Mr. Norton became President of the Company and the Banks following consummation of the Private Placement. Mr. Norton has served as President of Green Country Bank since May 1994. From May 1992 through April 1994, Mr. Norton served as a principal with the Thistle Group, a corporate financial consulting firm located in Dallas, Texas.

         J. David Rosenberg. Mr. Rosenberg has been a partner of Keating Muthing & Klekamp, a law firm engaged in private practice, since prior to 1992. Mr. Rosenberg is a director of Roses Holding, Inc. formerly Roses Stores, Inc., Henderson, North Carolina, which was formerly engaged in the operation of general merchandise variety stores and which currently conducts no operations. Mr. Rosenberg was elected as a director of the Company in February 1998.

         Edward A. Townsend. Mr. Townsend was elected as a director of the Company and the Banks immediately upon consummation of the Private Placement. In addition, Mr. Townsend became Chairman and Chief Executive Officer of the Company and the Banks following consummation of the Private Placement. Since April 1994, Mr. Townsend has served as Chairman and Chief Executive Officer of Green Country Bank and President of Green Country. From January 1993 through March 1994, Mr. Townsend served as Senior Vice President of Stifel, Nicolaus & Company, an investment banking firm located in St. Louis, Missouri. From October 1988 through September 1992, Mr. Townsend served as Chairman and President of Local Federal. From 1967 to 1987, Mr. Townsend was employed in various positions at InterFirst Corporation.

         Kenneth W. Townsend. Mr. Townsend was elected as a director of the Company and the Banks immediately following consummation of the Private Placement. Mr. Townsend has served as Executive Director of the National Cowboy Hall of Fame, Oklahoma City, Oklahoma, since January 1997. From August 1991 through June 1997, Mr. Townsend served as President of Boatmen's First National Bank of Oklahoma, Oklahoma City, Oklahoma.

         Robert L. Vanden. Mr. Vanden was elected as a director of the Banks immediately following consummation of the Private Placement. In addition, Mr. Vanden began serving as Executive Vice President of the Banks upon consummation of the Private Placement. From January 1997 until September 1997, Mr. Vanden served as President and Chief Executive Officer of Local Federal. Since February 1990 through December 1996, Mr. Vanden served as Executive Vice President of Local Federal in charge of wholesale commercial lending. Prior to joining Local Federal in February 1990, Mr. Vanden served as Executive Vice President of the Richard Gill Company and Gill Savings.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         Set forth below is information concerning the executive officers of the Company and the Banks who do not serve on the Board of Directors of the Company or the Banks. All executive officers were elected by the Board of Directors of the Company and/or the Banks following consummation of the Private Placement and serve until their successors are elected and qualified. No executive officer is related to any director or other executive officer of the Company or the Banks by blood, marriage or adoption, and there are no arrangements or understandings between a director of the Company or the Banks and any other person pursuant to which such person was elected an executive officer.

         Richard L. Park. Mr. Park, who is 66 years old, began serving as Executive Vice President and Chief Financial Officer of the Company and the Banks in charge of finance and operations following consummation of the Private Placement. Mr. Park has served as Chief Financial Officer of Green Country Bank since October 1996. From January 1991 through May 1996, Mr. Park was Chief Financial Officer of Western Farm Credit Bank in Sacramento, California, the Eleventh District Bank in the Federal Farm Credit System. Mr. Park is a Certified Public Accountant.

         Christopher C. Turner. Mr. Turner, who is 39 years old, has served as Executive Vice President of the Banks in charge of residential and consumer lending and branch administration since October 1996. Prior to October 1996, Mr. Turner held various positions in the Internal Audit Department of the Company which he joined in November 1980. Prior to November 1980, Mr. Turner served as an internal auditor with Continental Federal Savings and Loan.


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "OTHER INFORMATION ABOUT DIRECTORS, OFFICERS AND CERTAIN STOCKHOLDERS--Executive Compensation" in the Company's definitive Proxy Statement filed in connection with its 1998 Special Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Local Financial became subject to the reporting requirements of the Securities Exchange Act of 1934 on April 20, 1998. Prior to that time, there were no SEC filing requirements applicable to its officers, directors and greater than ten percent beneficial owners.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Banks' provide loans to its directors and offices in the ordinary course of their business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Such loans do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1997, mortgage and consumer loans to directors and officers in excess of $60,000 aggregated $210,426 or 0.26% of the Company's consolidated stockholders' equity as of such date.

         The Company had previously entered into the Merger Agreement with Green Country, pursuant to which, effective February 16, 1998, Green Country was merged with and into the Company, with the Company as the surviving corporation, and in connection therewith, Green Country Bank was merged with and into Local America. Messrs. Edward A. Townsend and Jan A. Norton, the Chairman and Chief Executive Officer of the Company and the President and Chief Operating Officer of the Company, respectively, were two of the three stockholders of Green Country, each of whom received shares of Common Stock of the Company in connection with the consummation of the transactions contemplated by the Merger Agreement. See "Business--The Company--Acquisition of Green Country Banking Corporation".

         The Company has entered into the Post Placement Engagement with FBR, which acted as the Company's Placement Agent in connection with the Private Placement and the Redemption. Mr. Robert A. Kotecki, a director of the Company and the Banks, is a Senior Vice President of FBR.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements for the six months ended December 31, 1997 and for the Years Ended June 30, 1997, 1996 and 1995 are filed as part of this report:

         Independent Auditors' Report

         Report of Independent Public Accountants

         Consolidated Statements of Financial Condition as of December 31, 1997, June 30, 1997 and June 30, 1996.

         Consolidated Statements of Operations for the Six Months Ended December 31, 1997 and for the Years ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 1997 and for the Years ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997 and for the Years ended June 30, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules.

         No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3)   Management Contracts or Compensatory Plan Arrangements

         See exhibits marked with a double asterisk in Item 14(c) below.

(b)      Reports on Form 8-K

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

(c)      List of Exhibits.

Exhibit
Number            Description of Exhibit
-------           ----------------------

3.1*              Certificate of Incorporation of Local Financial Corporation
                  ("Local Financial")
3.2*              Certificate of Amendment or Certificate of Incorporation
                  of Local Financial
3.3*              Bylaws of Local Financial
4.1*              Purchase Agreement among Local Financial, Friedman
                  Billings, Ramsey & Co., Inc. ("FBR") and the Purchasers
                  Named therein, dated September 8, 1997
4.2*              Registration Rights Agreement between Local Financial, FBR and the Purchasers, named therein, dated September 8, 1997
4.3*              Indenture between Local Financial and The Bank of New York
                  ("BONY"), as Trustee, dated September 8, 1997
4.4*              Form of Common Stock certificate of Local Financial
4.5*              Form of Senior Note (included in Exhibit 4.3)
5.0*              Opinion of Elias, Matz, Tiernan & Herrick L.L.P.
                  re: legality
10.1*             Redemption Agreement between Local Financial and Barron
                  Collier and Miles Collier (collectively, the "Selling
                  Stockholders")
                  Dated August 25, 1997
10.2*             Amendment to Redemption Agreement between Local Financial and the Selling Stockholders, dated September 5, 1997
10.3*             Security Agreement between Local Financial and BONY, as
                  Trustee, dated September 8, 1997
10.4*             Escrow Agreement between Local Financial, the Selling
                  Stockholders and BONY, as Escrow Agent, dated September 8,
                  1997
10.5*             Common Interest Agreement between Local America, Inc., Local
                  America Bank of Tulsa, F.S.B., Local Federal Bank, F.S.B. and
                  the Selling Stockholders, dated September 8, 1997
10.6*             Warrant of Local Financial to FBR to purchase 591,000 shares of Common Stock, dated September 8, 1997
10.7*             Employment Agreement between Local Financial and Edward A.
                  Townsend, dated September 8, 1997
10.8*             Employment Agreement between Local Financial and Jan A.
                  Norton, dated September 8, 1997
10.9*             Local Financial Stock Option Plan**
10.10*            Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997**
16.0*             Letter re: Change in certifying Accountant

21.0*             Subsidiaries of the Registrant (see "Business--Subsidiaries"
                  in the Prospectus)
23.1*             Consent of Eliaz, Matz, Tiernan & Herrick L.L.P.
                  (included in Exhibit 5.0)
24.0*             Statement of Eligibility of Trustee
27.0              Financial Data Schedule

------------------

*These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 and are incorporated by reference herein:
**Exhibits 10.9 and 10.10 are compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LOCAL FINANCIAL CORPORATION

Date: August 26, 1998                    By: /s/Edward A. Townsend
                                             ---------------------------------
                                         Edward A. Townsend, Chairman
                                         and Chief Executive Officer

Date: August 26, 1998                    By: /s/Richard L. Park
                                             ---------------------------------
                                         Richard L. Park, Executive Vice
                                         President and Chief Financial
                                         Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 26, 1998                    By:  /s/Robert A. Kotecki
                                             --------------------------------
                                              Robert A. Kotecki, Director


Date: August 26, 1998                    By:  /s/Joseph A. Leone
                                             --------------------------------
                                              Joseph A. Leone, Director


Date: August 26, 1998                    By:  /s/George Nigh
                                             --------------------------------
                                              George Nigh, Director


Date: August 26, 1998                    By:  /s/Jan A. Norton
                                             --------------------------------
                                              Jan A. Norton, Director


Date: August 26, 1998                    By:  /s/Edward A. Townsend
                                             --------------------------------
                                              Edward A. Townsend, Director


Date: August 26, 1998                    By:  /s/Kenneth W. Townsend
                                             --------------------------------
                                              Kenneth W. Townsend, Director


Date: August 26, 1998                    By:  /s/J. David Rosenberg
                                             --------------------------------
                                              J. David Rosenberg, Director

                           LOCAL FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




     Independent Auditors' Report.........................................................F-1
     Report of Independent Public Accountants.............................................F-2

     Audited Consolidated Financial Statements:

              Consolidated Statements of Financial Condition
                as of December 31, 1997 and June 30, 1997 and 1996........................F-3

              Consolidated Statements of Operations
                for the Six Months Ended December 31, 1997 and
                the Years Ended June 30, 1997, 1996 and 1995..............................F-4

              Consolidated Statements of Stockholders' Equity
                for the Six Months Ended December 31, 1997 and
                the Years Ended June 30, 1997, 1996 and 1995..............................F-5

              Consolidated Statements of Cash Flows
                for the Six Months Ended December 31, 1997 and
                the Years Ended June 30, 1997, 1996 and 1995..............................F-6

              Notes to Consolidated Financial Statements
                for December 31, 1997, June 30, 1997, 1996 and 1995.......................F-9


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Local Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of Local Financial Corporation and subsidiary (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the six months ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP

Oklahoma City, Oklahoma
February 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Local Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiary (the "Company"), as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma
August 27, 1997 (except with
   respect to the matter discussed
   in Note 2, as to which the date
   is September 8, 1997)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                             December 31,             June 30,
                                                                             -----------     ---------------------------
                                ASSETS                                          1997            1997            1996
                                                                             -----------     -----------     -----------

Cash and due from banks                                                      $    34,152     $    15,904     $    13,640
Interest bearing deposits with other banks                                        20,000          89,500            --
Securities purchased under agreements to resell                                  178,000            --              --
Securities available for sale                                                    518,107         985,565       1,741,725
Securities held to maturity                                                         --           408,207         392,324
Equity securities available for sale                                                --              --            11,604
Loans receivable, net of allowance for loan losses of $20,484 at December 31, 1997, $11,435 at June 30, 1997, and $3,228 at
   June 30, 1996                                                                 953,470       1,013,824       1,018,135
Federal Home Loan Bank of Topeka stock, at cost                                   45,147          40,046          23,421
Premises and equipment, net                                                       10,646          11,060          11,035
Assets acquired through foreclosure and repossession, net                            260           8,399          10,582
Intangible assets, net                                                             1,779           2,398           3,636
Deferred tax asset, net                                                           26,058          16,976          24,439
Current income taxes receivable                                                   28,427          13,568           6,281
Other assets                                                                      65,319          19,734          21,689
                                                                             -----------     -----------     -----------

             Total assets                                                    $ 1,881,365     $ 2,625,181     $ 3,278,511
                                                                             ===========     ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                                 $   247,264     $   248,322     $   238,511
      Savings                                                                     68,937          71,576          73,726
      Time                                                                     1,286,332       1,324,458       1,290,223
                                                                             -----------     -----------     -----------

             Total deposits                                                    1,602,533       1,644,356       1,602,460

    Advances from borrowers for taxes and insurance                                5,046           7,481           6,939
    Securities sold under agreements to repurchase                                  --           310,801       1,079,194
    Advances from the Federal Home Loan Bank of Topeka                            80,136         531,161         439,011
    Senior notes                                                                  80,000            --              --
    Note payable                                                                    --             7,010          14,020
    Other liabilities                                                             31,025          21,743          28,828
                                                                             -----------     -----------     -----------

             Total liabilities                                                 1,798,740       2,522,552       3,170,452
                                                                             -----------     -----------     -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value, 25,000,000 shares authorized;
      19,700,060 shares issued and 19,700,000 shares outstanding at
      December 31, 1997; 2,000 shares authorized; 60 shares issued
      and outstanding at June 30, 1997 and 1996                                      197            --              --
    Preferred stock, $0.01 par value, 5,000,000 shares authorized;
      none outstanding                                                              --              --              --
    Additional paid-in capital                                                   197,766          16,896           8,797
    Retained earnings                                                             31,760         117,716         147,761
    Treasury stock, 60 shares, at cost                                          (149,436)           --              --
    Unrealized gains (losses) on securities available for
      sale, net of income tax provision (benefit) of $1,259,
      ($17,222) and ($26,114), respectively                                        2,338         (31,983)        (48,499)
                                                                             -----------     -----------     -----------

             Total stockholders' equity                                           82,625         102,629         108,059
                                                                             -----------     -----------     -----------

             Total liabilities and stockholders' equity                      $ 1,881,365     $ 2,625,181     $ 3,278,511
                                                                             ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                     Six Months
                                                       Ended
                                                     December 31,           Years Ended June 30,
                                                      ---------     -------------------------------------
                                                        1997          1997          1996          1995
                                                      ---------     ---------     ---------     ---------
Interest and dividend income:
    Loans                                             $  49,788     $ 107,715     $  95,839     $  74,791
    Securities available for sale                        28,113        81,861        61,939        19,767
    Securities held to maturity                           3,193        27,363        72,822       114,284
    Federal Home Loan Bank of Topeka stock                1,677         3,658         3,220         3,719
    Other investments                                     2,433         2,067         2,336         1,997
                                                      ---------     ---------     ---------     ---------
             Total interest and dividend
               income                                    85,204       222,664       236,156       214,558
                                                      ---------     ---------     ---------     ---------

Interest expense:
    Deposit accounts                                     40,672        83,091        81,173        68,235
    Advances from the Federal Home Loan
     Bank of Topeka                                      14,005        57,442        58,309        55,747
    Securities sold under agreements to
     repurchase                                           2,073        28,202        46,400        36,503
    Notes payable                                         3,073         1,026         1,606         2,105
                                                      ---------     ---------     ---------     ---------
             Total interest expense                      59,823       169,761       187,488       162,590
                                                      ---------     ---------     ---------     ---------

Net interest and dividend income                         25,381        52,903        48,668        51,968
    Provision for loan losses                           (25,578)      (28,428)       (5,117)       (1,157)
                                                      ---------     ---------     ---------     ---------
Net interest and dividend income (loss) after
     provision for loan losses                             (197)       24,475        43,551        50,811
                                                      ---------     ---------     ---------     ---------

Noninterest income:
    Deposit related income                                4,105         7,410         5,800         5,507
    Loan fees and loan service charges                      981         2,730         2,197         2,010
    Net gains (losses) on sale of assets               (112,669)      (29,183)        1,248         8,145
    Other                                                   434         1,919         1,071           970
                                                      ---------     ---------     ---------     ---------
             Total noninterest income (loss)           (107,149)      (17,124)       10,316        16,632
                                                      ---------     ---------     ---------     ---------

Noninterest expense:
    Compensation and employee benefits                    7,731        14,588        14,177        23,776
    Deposit insurance premiums                              522        12,470         3,617         3,535
    Provision for uninsured risk                           --           3,300         1,372         5,728
    Equipment and data processing                         1,485         3,080         2,847         2,600
    Occupancy                                             1,416         2,873         2,595         2,361
    Advertising                                             522         1,556         1,131         1,310
    Professional fees                                       984         1,152           825           970
    Other                                                10,025        10,237         8,863         6,180
                                                      ---------     ---------     ---------     ---------
             Total noninterest expense                   22,685        49,256        35,427        46,460
                                                      ---------     ---------     ---------     ---------

Income (loss) before provision (benefit) for
    income taxes                                       (130,031)      (41,905)       18,440        20,983
    Provision (benefit) for income taxes                (44,075)      (11,860)        4,872         6,568
                                                      ---------     ---------     ---------     ---------
Net income (loss)                                     $ (85,956)    $ (30,045)    $  13,568     $  14,415
                                                      =========     =========     =========     =========

Historical basic and diluted net income (loss)
    per share                                         $   (4.76)    $   (1.95)    $    0.88     $    0.94
                                                      =========     =========     =========     =========
Pro forma basic and diluted net income (loss)
    per share                                         $   (4.36)    $   (1.53)          N/A           N/A
                                                      =========    ==========    ==========    ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
              AND FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (Dollars in thousands)



                                                                                              Unrealized
                                                                                             Gains (Losses)
                                                      Additional                             on Securities    Total
                                          Common       Paid-in      Retained      Treasury   Available for  Stockholders'
                                          Stock        Capital      Earnings       Stock       Sale, Net       Equity
                                          --------    ---------     ---------     --------     --------      --------

Balance, June 30, 1994                    $   --       $  8,797    $ 119,778     $    --       $ (1,887)    $ 126,688

    Net income                                --           --         14,415          --           --          14,415

    Net change in unrealized gains
      on securities available for sale,
      net of income tax of $1,141             --           --           --            --          2,116         2,116
                                          --------    ---------     ---------     --------     --------      --------

Balance, June 30, 1995                        --          8,797      134,193          --            229       143,219

    Net income                                --           --         13,568          --           --          13,568

    Unrealized losses on securities
      transferred from held to
      maturity to available for sale,
      net of income tax benefit of ($5,832)   --           --           --            --        (10,831)      (10,831)

    Net change in unrealized
      losses on securities available
      for sale, net of income tax
      benefit of ($20,406)                    --           --            --           --        (37,897)      (37,897)
                                          --------    ---------     ---------     --------     --------      --------

Balance, June 30, 1996                        --          8,797      147,761          --        (48,499)      108,059

    Net loss                                  --           --        (30,045)         --           --         (30,045)

    Net change in unrealized gains on
      securities available for sale, net of
      income tax of $8,892                    --           --           --            --         16,516        16,516

    Capital contribution                      --          8,099         --            --           --           8,099
                                          --------    ---------     ---------     --------     --------      --------

Balance, June 30, 1997                        --         16,896      117,716          --        (31,983)      102,629
                                          --------    ---------     ---------     --------     --------      --------

    Net loss                                  --           --        (85,956)         --           --         (85,956)

    Net change in unrealized gains on
      securities available for sale, net of
      income tax of $18,481                   --           --           --            --         34,321        34,321

    Issuance of common stock                   197      180,870         --            --           --         181,067

    Purchase of treasury stock                --           --           --        (149,436)        --        (149,436)
                                          --------    ---------     ---------     --------     --------      --------

Balance, December 31, 1997                $    197     $197,766    $  31,760     $(149,436)    $  2,338     $  82,625
                                          ========    =========     =========     ========     =========     ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Six Months
                                                                  Ended
                                                                December 31,           Years Ended June 30,
                                                                ---------     -------------------------------------
                                                                   1997          1997          1996          1995
                                                                ---------     ---------     ---------     ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income (loss)                                           $ (85,956)    $ (30,045)    $  13,568     $  14,415
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Provisions for loan losses and uninsured
          risk and losses on assets acquired through
          foreclosure and repossession                             25,641        31,804         6,673         6,821
        Deferred income tax expense (benefit)                     (27,585)       (1,429)        1,961        (6,033)
        Accretion of discounts on loans acquired                   (2,963)       (6,019)       (4,281)       (5,169)
        Amortization of deferred (gains) losses on
          interest rate swaps                                         806            73          (671)          (11)
        Net amortization (accretion) of premium on
          securities available for sale                               (95)        8,265        11,905         6,898
        Net amortization (accretion) of premium on
          securities held to maturity                                  97         2,090          --            --
        Depreciation and amortization                               1,347         2,688         2,450         2,392
        Proceeds from the sales of loans                           11,416        12,132        15,155        27,861
        (Gain) loss on sale of assets                             112,669        29,183        (1,248)       (8,145)
        Stock dividends received from Federal Home
          Loan Bank stock                                          (1,677)       (3,658)         --            --
        Change in other assets                                    (15,299)       (5,332)       (1,504)       (7,341)
        Change in other liabilities                                 9,282        (9,296)       (3,013)       10,455
                                                                ---------     ---------     ---------     ---------

             Net cash provided by operating
               activities                                          27,683        30,456        40,995        42,143
                                                                ---------     ---------     ---------     ---------

CASH PROVIDED (ABSORBED) BY INVESTING
    ACTIVITIES:
      Proceeds from sales of securities available
        for sale                                                  865,146       730,957        50,321        70,243
      Proceeds from principal collections on
        securities available for sale                              52,735        13,245        80,977       113,845
      Proceeds from principal collections on
        securities held to maturity                                28,054        52,161          --            --
      Purchases of securities available for sale                   (6,001)         --          (5,320)      (17,715)
      Purchases of securities held to maturity                    (74,440)      (73,389)         --         (15,058)
      Purchases of interest rate caps                                --            --          (3,720)       (4,935)
      Payments on termination of interest rate swap
        agreements                                                (47,283)         --          (3,344)         --
      Proceeds from termination of interest rate
        swap  agreements                                             --            --           3,637          --
      Proceeds from sales of equity securities
        available for sale                                           --          12,986          --           5,017
      Proceeds from sales of securities held to
        maturity                                                     --            --            --          19,995
      Purchases of securities under agreements to
        resell                                                   (424,000)         --            --            --
      Proceeds from maturity of securities purchased
        under agreements to resell                                246,000          --            --            --
      Purchases of Federal Home Loan Bank stock                    (3,424)      (80,850)      (71,425)       (7,564)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                             (Dollars in thousands)

                                                            Six Months
                                                              Ended
                                                            December 31,               Years Ended June 30,
                                                            -----------     -------------------------------------------
                                                               1997            1997            1996            1995
                                                            -----------     -----------     -----------     -----------
      Proceeds from the sale of Federal Home Loan
        Bank stock                                          $      --       $    67,883     $    83,400     $    61,105
      Loans made by non-bank subsidiary                             (26)        (29,213)       (133,914)        (20,746)
      Repayments of loans made by non-bank subsidiary            13,710          49,755          39,411           1,964
      Change in loans receivable, net                           (24,814)        (63,247)       (142,412)       (158,875)
      Proceeds from disposal of assets acquired
        through foreclosure and repossession                      6,381          18,257           5,806           2,516
      Purchases of premises and equipment                          (465)         (1,480)         (1,649)           (622)
      Proceeds from sales of premises and equipment                  25               9              72             230
                                                            -----------     -----------     -----------     -----------

          Net cash provided (absorbed) by investing
             activities                                         631,598         697,074         (98,160)         49,400
                                                            -----------     -----------     -----------     -----------

CASH PROVIDED (ABSORBED) BY FINANCING
    ACTIVITIES:
      Change in transaction accounts                             (3,697)          7,635         (20,256)        (95,139)
      Change in time deposits                                   (38,126)         34,261          44,894         198,790
      Change in securities sold under agreements to
        repurchase                                             (312,774)       (770,223)        299,568         397,797
      Proceeds from advances from the Federal
        Home Loan Bank                                        1,303,599       9,978,290       4,679,967       1,399,513
      Repayments of advances from the Federal
        Home Loan Bank                                       (1,757,377)     (9,886,271)     (4,941,297)     (1,983,677)
      Proceeds from issuance of common stock                    181,067            --              --              --
      Proceeds from issuance of senior notes                     80,000            --              --              --
      Payments of debt issuance costs                            (4,344)           --              --              --
      Repayments of note payable                                 (7,010)           --            (7,010)         (7,010)
      Purchase of treasury stock                               (149,436)           --              --              --
      Change in advances by borrowers for taxes
        and insurance                                            (2,435)            542             442           1,002
                                                            -----------     -----------     -----------     -----------

          Net cash provided (absorbed) by
             financing activities                              (710,533)       (635,766)         56,308         (88,724)
                                                            -----------     -----------     -----------     -----------

Net change in cash and cash equivalents                         (51,252)         91,764            (857)          2,819

Cash and cash equivalents at beginning of period                105,404          13,640          14,497          11,678
                                                            -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period                  $    54,152     $   105,404     $    13,640     $    14,497
                                                            ===========     ===========     ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
      Interest                                              $    60,190     $   173,920     $   186,052     $   169,313
                                                            ===========     ===========     ===========     ===========
      Income taxes                                          $    (1,631)    $      --       $     9,250     $    14,000
                                                            ===========     ===========     ===========     ===========

Supplemental schedule of noncash investing and
  financing activities:
    Loans made to facilitate the sale of assets
      acquired through foreclosure and repossession         $      --       $        79     $       592     $       652
                                                            ===========     ===========     ===========     ===========
    Transfers of loans to assets acquired through
      foreclosure and repossession                          $     4,273     $    16,000     $     8,137     $     1,204
                                                            ===========     ===========     ===========     ===========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (Dollars in thousands)

                                                                Six Months
                                                                   Ended
                                                                 December 31,            Years Ended June 30,
                                                                -----------    -----------------------------------------
                                                                    1997          1997           1996           1995
                                                                -----------    -----------    -----------    -----------
    Transfer of investments from held to maturity to
      available for sale at estimated market value
      (amortized cost of $454,496 for the six months
      ended December 31, 1997 and $1,500,793 for
      the year ended June 30, 1996)                             $   448,180    $      --      $ 1,484,130    $      --
                                                                ===========    ===========    ===========    ===========
    Transfer of loans to mortgage-backed
      certificates available for sale                           $      --      $      --      $      --      $    60,824
                                                                ===========    ===========    ===========    ===========
    Transfer of debt securities to available for
      sale loans                                                $     1,425    $      --      $      --      $      --
                                                                ===========    ===========    ===========    ===========
    Repayment of note payable and accrued interest
      by shareholders                                           $      --      $     8,099    $      --      $      --
                                                                ===========    ===========    ===========    ===========
    Transfer of assets acquired through foreclosure
      and repossession to other assets                          $     6,045    $      --      $      --      $      --
                                                                ===========    ===========    ===========    ===========
    Receivable on loans sold in other assets                    $    34,594    $      --      $      --      $      --
                                                                ===========    ===========    ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997, JUNE 30, 1997, 1996 AND 1995


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Local Financial Corporation ("Local Financial") is a thrift holding company which owns 100% of the outstanding common stock of Local Federal Bank, a Federal Savings Bank ("Local"). The accounting and reporting practices of the Company reflect industry practices and are in accordance with generally accepted accounting principles. The financial information and results of operations as of and for the six months ended December 31, 1997 are not necessarily indicative of the financial position and results of operations that may be obtained for a full fiscal year. The more significant policies are described below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Local Financial, and its wholly owned subsidiary, Local, as well as Local's subsidiaries, Local America Bank of Tulsa, a Federal Savings Bank ("LAB"), Local Acceptance Company ("Local Acceptance"), Star Financial Services Corporation ("Star Financial"), Local Mortgage Corporation ("Local Mortgage"), Oklahoma Financial Services Corporation, and Star Properties, Incorporated ("Star Properties"). Local and LAB are insured depository institutions which obtain deposit funds primarily through retail branches throughout the State of Oklahoma and lend those funds throughout the United States. Local Acceptance's and Star Financial's principal activities were originating auto loan contracts through dealerships in Florida and Oklahoma, respectively (operations ceased as of December 31, 1997). Local Mortgage's principal activity is originating commercial real estate loans. Oklahoma Financial Services Corporation has an ownership interest in a credit life insurance company through which Local writes credit life insurance. Star Properties' principal activities are the ownership and leasing of certain office properties and related equipment to Local. Local Financial and its subsidiary, Local, are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

In preparing the consolidated financial statements, management is required to make estimates and assumptions. Those estimates and assumptions relate principally to the determination of the allowance for loan losses, income taxes, the valuation of assets acquired through foreclosure and repossession and the fair value of financial instruments. Actual results could differ from those estimates. The accounting policies for these items and other significant accounting policies are presented below. Certain reclassifications to 1996 and 1995 balances have been made to provide consistent financial statement classifications in the periods presented herein. Such reclassifications had no effect on net income (loss) and no material effect on total assets.

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company defines cash and cash equivalents as cash and due from banks and interest bearing deposits with other banks.

Securities

Federal regulations require the Company to maintain average monthly liquid assets, primarily cash and U. S. Government and other approved securities, in an amount at least equal to 5% of deposit accounts (net of loans on deposit accounts) plus short-term borrowings. For the six months ended and month ended December 31, 1997, the Company's average liquidity totaled approximately 10% and 16%, respectively. For the year and month ended June 30, 1997, the Company's average liquidity totaled approximately 5% and 8%, respectively.

The Company's securities consist primarily of mortgage-backed certificates and
U. S. Government and agencies securities. Mortgage-backed certificates consist of mortgage-backed pass-through certificates ("MBS") and mortgage-derivative securities ("MDS") such as collateralized mortgage obligations and real estate mortgage investment conduits. The Company does not own any principal only, interest only or residual tranches of mortgage-backed certificates. The Company classifies its securities as held to maturity, available for sale and held for trading, as applicable. The Company did not hold any trading securities during the six months ended December 31, 1997 or the fiscal years ended June 30, 1997, 1996 and 1995.

Held to Maturity Securities

The Company classified certain mortgage-backed securities and agencies securities as held to maturity. Management had the positive intent and the Company had the ability to hold to maturity these securities at June 30, 1997, as part of its portfolio of long-term interest-earning assets. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized or accreted in the consolidated statements of operations to approximate a level yield over the life of the related security.

Available for Sale Securities

The Company has classified certain mortgage-backed securities and equity securities as available for sale. At the time of purchase, the Company classifies securities as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity.

Securities classified as available for sale are recorded at their estimated market value. Changes in the estimated market value of securities available for sale are included in stockholders' equity as unrealized gains or losses, net of the related income tax effect. Unrealized losses on available for sale securities, which are judged to be other than temporary, are charged to earnings in the consolidated statements of operations (see Note 5). Gains and losses on available for sale securities are computed on a specific identification basis. Premiums and discounts are amortized or accreted in the consolidated statements of operations to approximate a level yield over the life of the related security.

Loans Receivable

Loans receivable are recorded at the contractual amounts owed by borrowers, less deferred income, unearned interest, the allowance for loan losses, undisbursed funds, and discounts on loans acquired or originated. Interest on loans is credited to income as earned, to the extent deemed collectible. Discounts on loans and unearned interest on consumer loans are accreted into interest income to approximate a level yield over the contractual lives of the loans, adjusted for actual prepayments.

Loans are placed on nonaccrual status when they become 90 days past due. Previously accrued but uncollected interest on loans placed on nonaccrual status is reversed unless determined to be fully collectible. Payments received on nonaccrual loans are generally applied to principal as they are received. Upon full collection of the principal balance or determination that future collection of principal is probable, interest income is recognized as received.

Provision and Allowance for Loan Losses

Each period the provision for loan losses in the consolidated statements of operations results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses occurring in prior periods.

To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Company's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral or the loan's observable market price.

The provision for loan losses increases the allowance for loan losses, a valuation account which is netted against loans on the consolidated statements of financial condition. As the specific customer and amount of a loan loss is confirmed by gathering additional information, taking collateral in full or partial settlement of the loan, bankruptcy of the borrower, etc., the loan is written down, reducing the allowance for loan losses. If, subsequent to a writedown, the Company is able to collect additional amounts from the customer or obtain control of collateral worth more than previously estimated, a recovery is recorded, thus increasing the allowance for loan losses.

Loan Origination Fees, Loan Commitment Fees and Related Costs

The Company defers loan origination fees, loan commitment fees and the incremental direct costs (principally compensation and benefits relating to successful underwriting efforts) relative to loans originated. These deferred fees and costs are amortized into interest income to approximate a level yield over the life of the related loans, adjusted for actual prepayments. Other loan fees such as loan servicing fees, late payment fees and prepayment penalties are included as a component of noninterest income in the accompanying consolidated statements of operations.

Loans Held for Sale and Gains and Losses from the Sale of Loans

Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than student loans held for sale at December 31, 1997, June 30, 1997 and 1996.

Gains and losses resulting from the sale of loans are determined by the specific identification method and reflect the extent that sales proceeds exceed or are less than the carrying value of the loans sold. In some cases, the Company sells loans and continues to service such loans for the investor. In these cases, the Company recognizes either a servicing asset, at its allocated previous carrying amount based on relative fair value, or a servicing liability at fair value. Any servicing assets recognized as part of the sale are amortized as a deduction from servicing income in proportion to and over the period of estimated net servicing income. To the extent sales of loans involve the sale of part of a loan or a pool of loans, the cost basis is allocated based upon the relative fair value of the portion sold and the portion retained. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 1997, June 30, 1997 and June 30, 1996, the carrying value of servicing assets was not impaired.

Loan Servicing

Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $124,525,000, $144,498,000 and $178,836,000 at December 31, 1997, June 30, 1997, and June 30, 1996,
respectively. Servicing fees earned totaled approximately $291,000, $521,000, $581,000 and $821,000 for the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996, and 1995, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

Premises and Equipment

Buildings, building improvements, furniture, fixtures and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Estimated lives range from 25 to 30 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment.

Maintenance and repairs are charged to expense as incurred and building improvements are capitalized. The costs and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

Assets Acquired Through Foreclosure and Repossession

Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Company continually through sales and rental activities, and by updated appraisals and other valuation methods when needed. The allowance for losses on assets acquired through foreclosure and repossession is an amount which management believes will be adequate to absorb losses from the disposition and/or revaluation of these assets. Additions or reversals of the allowance for losses on assets acquired through foreclosure and repossession are provided as an expense or a benefit, respectively, through other expense in the accompanying consolidated statements of operations. The allowance for losses is charged or reduced as losses through sales or reevaluations are incurred.

Debt Issuance Costs

Debt issuance costs of approximately $4,344,000 at December 31, 1997, were capitalized and are included in other assets in the consolidated statements of financial condition. Debt issuance costs are amortized over the life of the senior notes as a yield adjustment to notes payable interest expense in the consolidated statements of operations.

Intangible Assets

Intangible assets consist of core deposit premiums paid in the acquisitions of other depository institutions. These premiums are capitalized and amortized over the expected lives of the core deposits, estimated to be eight to ten years, using the straight-line method. Amortization expense totaled approximately $619,000 for the six months ended December 31, 1997, and $1,238,000 for each of the years ended June 30, 1997, 1996 and 1995. Accumulated amortization of core deposit premiums at December 31, 1997, and June 30, 1997 and 1996, totaled approximately $9,539,000, $8,920,000 and $7,682,000, respectively.

Interest Rate Swap, Cap and Floor Agreements

Interest rate swap, cap and floor agreements are entered into as a hedge to stabilize the Company's funding cost and to stabilize the Company's yield on floating rate debt securities, and as part of the Company's overall asset/liability management program. The most frequently used derivative products are various types of interest rate swaps. However, interest rate caps and floors are also utilized. These derivatives are typically classified as either hedges or synthetic alterations. The criteria that must be satisfied for each of these classifications are as follows: (i) Hedge - the asset or liability to be hedged exposes the Company, as a whole, to interest rate risk; (ii) Synthetic alteration - the asset or liability converted exposes the Company, as a whole, to interest rate risk and the derivative is designed and effective as a synthetic alteration of a statement of financial condition item. Net interest income or expense from the interest rate swap, cap and floor agreements is recorded as an adjustment to the interest income/expense of the hedged asset/liability, respectively. Premiums paid for caps and floors are amortized over their contractual lives using the straight-line method. When interest rate swap agreements are sold or settled without the simultaneous disposition of a hedged item, any gain or loss is deferred and amortized into interest income or expense over the remaining term of the swap agreement or until disposition of the hedged item. As the assets or liabilities being hedged are sold or liquidated, a proportionate amount of the deferred gain or loss and unamortized premiums is also recognized. Deferred gains or losses and unamortized premiums are reflected as an adjustment to the carrying value of the hedged item in the accompanying consolidated statements of financial condition.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method. As a result of the recapitalization discussed in Note 2, the weighted average number of shares used in the computation of income (loss) per share is 15,400,000 for each of the years in the three-year period ended June 30, 1997 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the six months ended December 31, 1997 the weighted average number of shares is 18,066,000. Stock options and warrants to purchase common stock discussed in Notes 2 and 18 were outstanding during the six months ended December 31, 1997, but were not included in the computation of diluted income (loss) per share because of the net loss for the six months ended December 31, 1997.

Pro forma net income (loss) per share assumes that the 19,700,000 shares issued in the recapitalization were outstanding for the six months ended December 31, 1997 and for the year ended June 30, 1997.

New Accounting Pronouncements

During 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. This statement is effective for transactions entered into after December 31, 1996. There was not a material adverse impact on the consolidated financial position or the results of operations of the Company due to the adoption of this new accounting pronouncement.

During 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share. This statement requires all previously reported financial statements to be restated to report earnings per share as calculated under SFAS No. 128. The Company adopted this statement effective December 31, 1997, and it did not have an impact on the consolidated financial position of the Company, or the net income
(loss) per share as reported herein.

In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of APB Opinion No. 15 will now need to make those disclosures. This Statement had no impact on the Company's disclosures.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income." This statement is required to be adopted by the Company in fiscal 1999. Management does not anticipate this statement to have a material adverse impact on the consolidated financial position or the results of operations of the Company.

In July 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires disclosure for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. The statement is required to be adopted by the Company in fiscal 1999. Management does not anticipate this statement to have a material adverse impact on the consolidated financial position or the results of operations of the Company.

2.  CHANGE IN OWNERSHIP AND MANAGEMENT:

On September 8, 1997, the Company completed a securities offering in which, after increasing the number of authorized shares from 2,000 to 25,000,000, 19,700,000 shares of common stock totaling $197,000,000 and $80,000,000 of 11%
Senior Notes were issued to individual investors. Of the total net proceeds received in the offering ($257,300,000), $7,200,000 was used to repay the note payable and associated accrued interest to Isabel Collier Read (see Note 12) and approximately $154,000,000 was used to redeem all of the previously issued and outstanding shares of the Company's common stock. The redemption amount is subject to adjustment under terms set forth in the Redemption Agreement, as defined. Subsequent to September 8, 1997, adjustments totaling $5,000,000 were assessed against shareholders and were reflected as a reduction to the cost of treasury stock with a corresponding receivable from the Selling Shareholders of approximately $5,000,000 recorded in other assets in the consolidated statements of financial condition. The remainder of the proceeds was used to make capital contributions to Local of approximately $83,839,000, as well as establish an interest reserve account for the Senior Notes of approximately $8,800,000 and an other reserve account of approximately $3,000,000.

In connection with the securities offering and redemption, the existing board of directors resigned and a new board of directors was appointed. In addition, a new chief executive officer and a new president of the Company were appointed. Prior to the securities offering and change in management, the Company's strategy had been to operate a low cost institution structured around the following areas: (i) a nationally diversified wholesale commercial real estate mortgage portfolio; (ii) a retail deposit franchise within Oklahoma operated on a low-overhead basis delivering a traditional set of thrift products and services, including conforming single-family residential home loans, equity, student guaranteed, direct automobile and installment loans through its branch network; (iii) a wholesale securities portfolio involving derivative mortgage securities funded both by retail, as well as, wholesale funding through advances from the Federal Home Loan Bank of Topeka ("FHLB") and securities sold under agreements to repurchase; and (iv) origination of indirect subprime automobile finance contracts through dealerships in Oklahoma and Florida (originations ceased in fiscal 1997). New management has indicated that, among other things, they intend to (i) cease the wholesale securities strategy previously employed by the Company and cause the Company to sell all or a substantial portion of its derivative mortgage portfolio and (ii) utilize the proceeds to repay outstanding advances from the FHLB and securities sold under agreements to repurchase, as well as terminate and liquidate the Company's interest rate contracts associated with the derivative mortgage portfolio and the advances from the FHLB and securities sold under agreements to repurchase.

At June 30, 1997, the carrying value of the Company's mortgaged-backed securities and associated interest rate contracts (see Notes 5 and 20) totaled approximately $1,393,772,000 with an estimated market value of $1,384,482,000. The carrying value of the Company's advances from the FHLB and securities sold under agreements to repurchase and associated interest rate contracts (see Notes 10, 11 and 20) totaled approximately $841,962,000 at June 30, 1997, with an estimated market value of $884,059,000.

Since the events described above occurred subsequent to June 30, 1997, no adjustments have been made to the accompanying June 30, 1997, consolidated financial statements to reflect assets and liabilities at amounts that may ultimately be recovered or settled by the Company as a result of changes in operations or strategies intended by new management. All such adjustments have been recorded in the consolidated statement of operations for the six months ended December 31, 1997.

In connection with the securities offering, warrants to buy 591,000 shares of common stock of the Company were issued to the placement agent. The warrants will be exercisable for a five year period commencing upon the date of consummation, September 8, 1997, at an exercise price of $10 per share.

The issuance of new shares of common stock and Senior Notes and redemption of all previously issued common stock have been accounted for as a recapitalization with no adjustments to the carrying amounts of assets and liabilities since none of the new investors individually or in concert control the Company. Regulatory approval of the change in ownership was not required as the Office of Thrift Supervision (OTS) does not require regulatory approval unless an investor or group of investors in concert own more than 9.9% of the voting common stock.

3.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

Securities purchased under agreements to resell at December 31, 1997, are summarized as follows (in thousands):

           Average outstanding balance                             $    60,000
           Maximum month-end balance                                   178,000
           Mortgage-backed securities securing the
              agreements at period-end:
                 Carrying value                                        178,000
                 Estimated market value                                184,000

Securities purchased under agreements to resell are held by the broker-dealers who arranged the transactions. The agreements generally mature within one month.

4.  EQUITY SECURITIES:

A summary of equity securities available for sale as of June 30, 1996, is as follows (in thousands):

                                                                Gross         Gross       Estimated
                                                             Unrealized    Unrealized      Market
                                                  Cost         Gains        Losses          Value
                                               ----------     ----------    ----------    ----------
          Student Loan Marketing
              Association Preferred stock      $   12,679     $     --      $    1,075    $   11,604
                                               ==========     ==========    ==========    ==========


Proceeds from the sale of equity securities during 1997 were approximately $12,986,000. Gross gains of $307,000 were realized in 1997. There were no sales of equity securities in 1996. Proceeds from the sale of equity securities during 1995 were approximately $5,017,000. Gross gains of $228,000 were realized in 1995.

5.  SECURITIES:

A comparative summary of securities available for sale is as follows (in thousands):

                                                            Gross          Gross      Estimated
                                            Amortized    Unrealized     Unrealized     Market
                                               Cost         Gains         Losses        Value
                                            ----------    ----------    ----------    ----------
  December 31, 1997:

  U.S. Government and agency
    securities                              $    6,001    $     --      $        1    $    6,000
  Collateralized mortgage
    obligations:
     FNMA                                      265,088         2,199         1,088       266,199
     FHLMC                                     140,781         1,773            61       142,493
     Private Issuer                             19,966           249            31        20,184

   Mortgage-backed securities:
     FHLMC                                      44,085           143             1        44,227
     Private Issuer                             36,584           407          --          36,991
     FNMA                                        1,619             8          --           1,627
     GNMA                                          386             1             1           386
                                            ----------    ----------    ----------    ----------

                                            $  514,510    $    4,780    $    1,183    $  518,107
                                            ==========    ==========    ==========    ==========

June 30, 1997:

Collateralized mortgage obligations:
  FNMA                                      $  506,249    $     --      $   22,741    $  483,508
  FHLMC                                        496,695          --          22,732       473,963

Mortgage-backed securities:
  Private Issuer                                28,798          --             752        28,046

Interest rate caps and floors                    3,051          --           3,003            48
                                            ----------    ----------    ----------    ----------

                                            $1,034,793    $     --      $   49,228    $  985,565
                                            ==========    ==========    ==========    ==========

June 30, 1996:

Collateralized mortgage obligations:
  FHLMC                                     $  915,781    $     --      $   30,845    $  884,936
  FNMA                                         844,549          --          33,586       810,963

Mortgage-backed securities:
  Private Issuer                                42,190          --           1,016        41,174

Interest rate caps and floors                   12,742          --           8,090         4,652
                                            ----------    ----------    ----------    ----------

                                            $1,815,262    $     --      $   73,537    $1,741,725
                                            ==========    ==========    ==========    ==========

A comparative summary of securities held to maturity at June 30 is as follows (in thousands):

                                                              Gross       Gross      Estimated
                                                Amortized   Unrealized  Unrealized    Market
                                                   Cost       Gains      Losses       Value
                                                 --------    --------    --------    --------
June 30, 1997:

U.S. Government and agency
securities                                       $ 74,119    $    100    $   --      $ 74,219

Collateralized mortgage obligations -
  FNMA                                             77,759        --         3,314      74,445
  FHLMC                                            53,077        --         2,733      50,344
  Private Issuer                                   24,502        --           640      23,862

Mortgage-backed securities -
  FHLMC                                           153,838          10       2,268     151,580
  Private Issuer                                   14,172           5         234      13,943
  FNMA                                             10,311          62         266      10,107
  GNMA                                                429        --            12         417
                                                 --------    --------    --------    --------

                                                 $408,207    $    177    $  9,467    $398,917
                                                 ========    ========    ========    ========


June 30, 1996:

Collateralized mortgage obligations -
  FNMA                                           $ 77,794    $   --      $  3,244    $ 74,550
  FHLMC                                            53,082        --         1,643      51,439
  Private Issuer                                   31,950        --         1,105      30,845

Mortgage-backed securities -
  FHLMC                                           194,924        --         6,367     188,557
  Private Issuer                                   21,563          95         696      20,962
  FNMA                                             12,507          74         418      12,163
  GNMA                                                504        --            16         488
                                                 --------    --------    --------    --------

                                                 $392,324    $    169    $ 13,489    $379,004
                                                 ========    ========    ========    ========


During the period following June 30, 1997, and prior to the change in ownership of the Company on September 8, 1997, the Company purchased approximately $74,440,000 in agency securities for the held to maturity portfolio. These short-term securities were purchased to meet liquidity requirements. Subsequent to the change in ownership of the Company, new management elected to classify the held to maturity portfolio as available for sale. The amortized cost of securities held to maturity transferred to securities available for sale was approximately $454,496,000 with an unrealized loss of approximately $6,316,000. Also, soon after the change in ownership, the Company sold approximately $118,480,000 in agency securities, approximately $75,482,000 in mortgage backed certificates and approximately $345,176,000 in floating rate securities for a gross loss of approximately $17,336,000. Management also has the intent to sell the remaining floating rate securities portfolio in the near future. Management is of the opinion that the fair value of the floating rate security portfolio will not recover to approximately the amortized cost of the portfolio prior to the expected time of sale. As a result, the Company recognized through earnings the unrealized loss on the remaining floating rate portfolio of $54,724,000 which is included in net gains (losses) on sale of assets in the accompanying consolidated statement of operations for the six months ended December 31, 1997.

At December 31, 1997, June 30, 1997 and 1996, securities held to maturity and available for sale included floating rate securities with an amortized cost of approximately $425,491,000, $1,158,988,000 and $1,918,886,000, respectively, and fixed-rate securities of approximately $83,018,000, $206,842,000 and $275,961,000, respectively. The floating-rate securities' weighted average yield was 6.51%, 5.60% and 5.70% at December 31, 1997, June 30, 1997 and 1996,
respectively, including the effects of interest rate caps and floors hedging these securities. The fixed rate securities' weighted average yield was 6.97%, 6.05% and 6.10% at December 31, 1997, June 30, 1997 and 1996, respectively. The overall weighted average yield of securities was 6.83%, 5.66% and 5.75% at December 31, 1997, June 30, 1997 and 1996, respectively.

The remaining contractual maturity of substantially all mortgage-backed certificates at December 31, 1997, was more than ten years. Management expects the actual maturities to be considerably shorter than their contractual maturities, as borrowers may prepay obligations without prepayment penalties.

During fiscal 1997, the Company purchased approximately $73,389,000 in agency securities held to maturity having a weighted average yield of 5.83% and maturity dates of one year or less.

At December 31, 1997 and June 30, 1997, securities with a total par amount of $73,957,000 and $1,250,299,000, respectively, were pledged to secure various deposits, borrowings, interest rate swaps and securitization transactions. Accrued interest receivable on securities of approximately $2,842,000, $7,427,000 and $11,250,000 was included in other assets at December 31, 1997, June 30, 1997 and 1996, respectively.

Proceeds from sales of securities available for sale for the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996 and 1995, were approximately $865,146,000, $730,957,000, $50,321,000 and $70,243,000,
respectively. Gross gains of approximately $12,788,000, $1,000 and $2,185,000 were realized for the six months ended December 31, 1997, and for the years ended June 30, 1996 and 1995, respectively. No gross gains were realized for the year ended June 30, 1997. Gross losses of $17,398,000, $29,889,000, $182,000 and
$110,000 were realized for the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996 and 1995, respectively, and are included in net gains (losses) on sale of assets in the accompanying consolidated statements of operations. No sales of securities held to maturity occurred for the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996 and 1995.

In December 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, the FASB allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at estimated market value in accordance with SFAS No. 115 and any reclassifications from the held to maturity portfolio that resulted from this one-time reassessment would not call into question the Company's intent to hold other securities to maturity in the future. The Company used the opportunity under this one-time reassessment to reclassify $1,500,793,000 in securities from held to maturity to the available for sale portfolio. In connection with this reclassification, gross unrealized losses of $16,663,000 were recorded in available for sale securities. This reclassification resulted in a reduction of stockholders' equity of $10,831,000 (net of tax).

6.  LOANS RECEIVABLE:

Loans receivable are summarized below (in thousands):

                                            December 31,             June 30,
                                            -----------     ---------------------------
                                               1997            1997            1996
                                            -----------     -----------     -----------

Residential real estate loans               $   287,262     $   282,034     $   280,173

Commercial real estate loans                    645,240         638,091         606,811

Commercial business loans                         4,043            --              --

Consumer loans                                   45,751         122,908         165,380
                                            -----------     -----------     -----------

             Total gross loans                  982,296       1,043,033       1,052,364


Less:
    Unaccreted discounts                         (7,824)        (12,522)        (16,163)
    Unearned interest                              --            (4,479)        (13,959)
    Allowance for loan losses                   (20,484)        (11,435)         (3,228)
    Deferred income                                (518)           (773)           (879)
                                            -----------     -----------     -----------

             Loans receivable, net          $   953,470     $ 1,013,824     $ 1,018,135
                                            ===========     ===========     ===========

Accrued interest receivable on loans of approximately $7,129,000, $7,107,000 and $7,049,000 was included in other assets at December 31, 1997, and June 30, 1997 and 1996, respectively.

The Company acquires commercial real estate loans from various sources. These loans are secured primarily by multi-family residential and nonresidential real estate. The purchased loans are geographically diverse and have no significant concentrations of credit with any single borrower.

During the six months ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995, approximately $1,735,000, $11,974,000, $15,009,000, and
$27,537,000, respectively, in guaranteed student loans were sold resulting in gains of $24,000, $158,000, $146,000, and $324,000, respectively. The Company continues to market student loans throughout the State of Oklahoma. The Student Loan Marketing Association ("Sallie Mae") handles the application processing, disbursement and servicing responsibilities on behalf of the Company. The Company sells student loans to Sallie Mae approximately 60 days after the loans are fully funded. At December 31, 1997, June 30, 1997 and 1996, student loans totaling approximately $7,133,000, $1,433,000 and $841,000, respectively, were held for sale and are included as a component of loans receivable in the accompanying consolidated statements of financial condition.

An analysis of the allowance for loan losses is as follows (in thousands):

                                               Six Months
                                                  Ended
                                               December 31,           Years Ended June 30,
                                                 --------     ----------------------------------
                                                   1997         1997         1996         1995
                                                 --------     --------     --------     --------

Balance at beginning of period                   $ 11,435     $  3,228     $  4,593     $  3,689

  Loans charged off                               (16,554)     (20,293)      (6,537)        (362)
  Recoveries                                           25           72           55          109
                                                 --------     --------     --------     --------
    Net loans charged off                         (16,529)     (20,221)      (6,482)        (253)

Provision for loan losses, primarily
  related to indirect automobile loans             25,578       28,428        5,117        1,157
                                                 --------     --------     --------     --------

Balance at end of period                         $ 20,484     $ 11,435     $  3,228     $  4,593
                                                 ========     ========     ========     ========

Beginning in fiscal 1994, the Company initiated a subprime indirect automobile financing program, through dealerships in Oklahoma and Florida. Loans were generated through a network of principally used automobile dealers and were extended to borrowers who typically were not eligible for traditional bank financing, due to past credit problems or inadequate credit history. Loans were typically extended in amounts to include the purchase price of the automobile, tag, tax and license fees and optional credit life and vehicle maintenance warranty insurance coverage. Loan terms included interest rates ranging from 13.9% to 30.9% and payment periods ranging from 12 months to 60 months. Due to the nature of the borrowers involved, a higher than normal risk of borrower default and inability to collect all amounts due was likely. During fiscal 1997, the Company experienced greater than expected borrower defaults and resultant losses and chose to cease all further origination activities. At June 30, 1997, the subprime loan portfolio totaled approximately $75,545,000, net of discounts and unearned interest, in which an allowance for loan losses of approximately $7,684,000, or 10%, of the carrying value of the subprime loan portfolio had been established. From inception of the program through December 31, 1997, loan originations totaled approximately $187,832,000 with associated charge offs of approximately $28,650,000 or 15%. The allowance for loan losses has been established for estimated inherent losses that exist in the auto loan portfolio at June 30, 1997, based primarily on the delinquency status of the loan portfolio, the estimated value of the underlying collateral and historical loss experience. Based on losses experienced to date, additional provisions for loan losses are likely to be made in future periods as such losses become known. Such future losses may be greater than losses experienced to date, due to the recent cessation of indirect auto loan origination, as well as the dependence upon the Company's collection efforts to ultimately realize the value of the underlying collateral of defaulted loans.

Additional losses were recognized subsequent to the change in ownership on September 8, 1997, due to a decision by management to classify the subprime loan portfolio as held for sale and reflect the portfolio balance at the lower of cost or market. In December 1997, the Company sold the subprime loan portfolio for approximately $43,968,000 which approximated the Company's book value less the valuation allowance. Included in other assets in the consolidated statements of financial condition at December 31, 1997 was a receivable from the sale of loans of approximately $34,594,000, which was subsequently collected.

At December 31, 1997, and June 30, 1997, the Company classified approximately $655,000 and $2,770,000, respectively, of loans as impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The average recorded investment in impaired loans for the six months ended December 31, 1997, and the year ended June 30, 1997, was approximately $655,000 and $6,315,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The

Company recognized interest income on impaired loans of approximately $52,000 and $383,000 for the six months ended December 31, 1997, and year ended June 30, 1997, respectively.

During 1995, the Company securitized and sold approximately $62,147,000 of fixed rate multi-family commercial real estate loans. The Company received mortgage participation certificates collateralized by the loans securitized in fiscal 1995. As a result of the securitization, a servicing asset was recognized totaling approximately $3,309,000. At December 31, 1997, and June 30, 1997 and 1996, unamortized servicing assets were approximately $1,363,000, $1,726,000 and $2,732,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $363,000, $1,006,000, $1,262,000, and $247,000 was charged against loan servicing income for the six months ended December 31, 1997 and the years ended June 30, 1997, 1996, and 1995, respectively.

At December 31, 1997, and June 30, 1997 and 1996, loans to directors, officers and employees of the Company aggregated approximately $1,500,000, $1,802,000 and $1,974,000, respectively. During the six months ended December 31, 1997 and the year ended June 30, 1997, approximately $392,000 and $931,000, respectively, of loan advances were made and repayments totaled approximately $694,000 and $1,103,000, respectively. In management's opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

7.  PREMISES AND EQUIPMENT:

Premises and equipment consisted of the following (in thousands):

                                           December 31,        June 30,
                                            --------     ---------------------
                                              1997         1997         1996
                                            --------     --------     --------

Land                                        $  3,033     $  3,057     $  3,057
Buildings and building improvements           11,920       11,865       11,520
Furniture, fixtures and equipment             10,938       10,870        9,764
                                            --------     --------     --------
                                              25,891       25,792       24,341
Less accumulated depreciation and
    amortization                             (15,245)     (14,732)     (13,306)
                                            --------     --------     --------
                                            $ 10,646     $ 11,060     $ 11,035
                                            ========     ========     ========


Depreciation and amortization expense relating to premises and equipment for the six months ended December 31, 1997 and the years ended June 30, 1997, 1996, and 1995 was approximately $692,000, $1,450,000, $1,213,000, and $1,155,000,
respectively.

8.  ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION:

Assets acquired through foreclosure and repossession are summarized as follows (in thousands):

                                      December 31,        June 30,
                                      ------------  ---------------------
                                         1997         1997         1996
                                       --------     --------     --------

Commercial property                    $   --       $  6,170     $  6,570
Repossessed automobiles                      31        2,241        3,969
Residential property                        264          236          304
                                       --------     --------     --------
                                            295        8,647       10,843
    Less allowance for losses               (35)        (248)        (261)
                                       --------     --------     --------

                                       $    260     $  8,399     $ 10,582
                                       ========     ========     ========

On July 1, 1997, real estate held for investment with a book value of approximately $6,045,000 was transferred from assets acquired through foreclosure and repossession to other assets in the consolidated statements of financial condition as required by the OTS.

For the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996, and 1995, income from assets acquired through foreclosure and repossession totaled approximately $69,000, $873,000, $1,902,000, and $3,060,000, respectively, which includes approximately $77,000, $320,000, $1,273,000, and $2,200,000 of gains from dispositions, respectively. Income from assets acquired through foreclosure and repossessions is included in other noninterest income, while the gain portion is included in net gains (losses) on sale of assets.

An analysis of the allowance for losses on assets acquired through foreclosure and repossession is as follows (in thousands):

                                           Six Months Ended
                                              December 31,           Years Ended June 30,
                                              ------------    --------------------------------
                                                 1997          1997          1996         1995
                                                -----         -----         -----        -----

Balance at beginning of period                  $ 248         $ 261         $  29        $   5
  Provision charged (credited) to
    expense                                        63            76           184          (64)
  Net amounts credited (charged)
    to allowance                                 (276)          (89)           48           88
                                                -----         -----         -----        -----

Balance at end of period                        $  35         $ 248         $ 261        $  29
                                                =====         =====         =====        =====

9.  DEPOSIT ACCOUNTS:

Deposits and the related interest expense are summarized below (in thousands):

                                               Deposits                                        Interest Expense
                              ----------------------------------------     -------------------------------------------------------
                                                                          Six Months
                                                                            Ended
                              December 31,            June 30,            December 31,             Years Ended June 30,
                              ----------     -------------------------     ----------     ----------------------------------------
                                 1997           1997           1996           1997           1997           1996           1995
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------
NOW and MMDA                  $  247,264     $  248,322     $  238,511     $    2,594     $    5,381     $    5,638     $    6,937
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------

Savings                           68,937         71,576         73,726          1,009          2,092          2,190          2,742
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------

Time:
    Less than 4.00%                 --             --            2,860
    4.00% to 4.99%                 4,327         21,105          7,039
    5.00% to 5.99%               994,844      1,008,889      1,024,706
    6.00% to 6.99%               286,421        293,583        254,328
    7.00% to 7.99%                   740            881          1,290
                              ----------     ----------     ----------

        Total Time             1,286,332      1,324,458      1,290,223         37,069         75,618         73,345         58,556
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------

                              $1,602,533     $1,644,356     $1,602,460     $   40,672     $   83,091     $   81,173     $   68,235
                              ==========     ==========     ==========     ==========     ==========     ==========     ==========


Accrued interest on deposit accounts of approximately $3,865,000, $4,314,000 and $3,459,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 1997, and June 30, 1997 and 1996, respectively.

The aggregate amount of certificates of deposits with a denomination greater than $100,000 was approximately $86,000,000, $74,000,000 and $65,000,000 at
December 31, 1997 and June 30, 1997 and 1996, respectively.

Contractual maturities of time deposits at December 31, 1997, are summarized as follows (dollars in thousands):


                                                                        Weighted Average
                                                                          Contractual
         Year ending June 30,                         Amount                  Rate
         --------------------                         ------            ----------------

         1998                                     $     623,168              5.48%
         1999                                           493,671              5.69
         2000                                           138,831              6.20
         2001                                            17,504              5.79
         2002 and thereafter                             13,158              6.08
                                                  -------------

                                                  $   1,286,332              5.65%
                                                  =============              =====


Legislation was enacted in fiscal 1997 which required institutions holding deposits insured by the Savings Association Insurance Fund ("SAIF") to pay a one-time fee of approximately 65 cents for each $100 of SAIF insured deposits. The Company accrued its one-time assessment of approximately $10,311,000 during September 1996.

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

Securities sold under agreements to repurchase are summarized as follows (dollars in thousands):

                                                            December 31,                    June 30,
                                                            ----------      ------------------------------------------
                                                                1997           1997           1996            1995
                                                            ----------      ----------      ----------      ----------

Average outstanding balance                                 $   57,579      $  421,706      $  685,601      $  634,281
Weighted average interest rate during the period                  5.61%           5.45%           5.83%           5.76%
Maximum month-end balance                                   $  239,914      $  942,315      $1,079,194      $  865,713
Outstanding balance at the end of the period                      --           310,801       1,079,194         779,626
Weighted average rate at the end of the period                    --              5.55%           5.36%           6.11%
Mortgage-backed securities securing the
    agreements at period-end:
      Carrying value                                        $     --        $  335,202      $1,171,395      $  860,323
      Estimated market value                                      --           322,451       1,115,428         813,796
Accrued interest payable at the end of the period                 --             1,327           5,799           6,877


Securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The agreements generally matured within one month.

Additional interest expense incurred on interest rate swaps not included in the above average rates totaled approximately $444,000, $5,227,000, $6,428,000, and $1,448,000 for the six months ended December 31, 1997, and the years ended June 30, 1997, 1996, and 1995, respectively.

There are no securities sold under agreements to repurchase at December 31, 1997. All agreements outstanding at June 30, 1997, were either retired or replaced with FHLB advances as part of the Company's ongoing asset/liability management strategy.

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA:

Advances from the FHLB are summarized as follows (dollars in thousands):

                            December 31,                                  June 30,
                      --------------------------   -------------------------------------------------------
                                1997                         1997                           1996
                      --------------------------   -------------------------    --------------------------
                                      Weighted                     Weighted                      Weighted
                                       Average                     Average                       Average
                                     Contractual                  Contractual                   Contractual
                       Balance          Rate         Balance         Rate        Balance           Rate
                      -----------    -----------   -----------   -----------    -----------    -----------

Variable rate         $    30,100      5.75%       $   224,324      5.61%       $   374,671        5.41%
Fixed rate                 50,036      6.26            306,837      5.77             64,340        7.22
                      -----------                  -----------                  -----------

                      $    80,136      6.06%       $   531,161      5.73%       $   439,011        5.70%
                      ===========      =====       ===========      ====        ===========        ====


Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities, federal funds sold and interest bearing deposits, which are not already pledged or encumbered.

Scheduled principal repayments of advances from the FHLB at December 31, 1997, are as follows (dollars in thousands):

                                                          Weighted
                                                           Average
                                                         Contractual
              Year ending June 30,         Amount           Rate
              --------------------         ------        -----------
              1998                        $   -               -  %
              1999                            4,100          5.15
              2000                            -               -
              2001                            -               -
              2002 and thereafter            76,036          6.11
                                          ---------

                                          $  80,136          6.06%
                                          =========          ====


Additional interest expense incurred on interest rate swaps not included in the above average rates totaled approximately $2,547,000, $10,186,000 and $8,146,000 for the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, respectively.

12.  NOTE PAYABLE:

Local Financial had a note payable to Isabel Collier Read, a former stockholder and the mother of the stockholders of the Company prior to September 8, 1997. The note required annual installments of $7,010,000 plus accrued interest. During 1997, the stockholders of the Company made the required annual payment of interest and principal on the note payable on behalf of the Company. The payment has been reflected as a capital contribution in the accompanying consolidated statement of stockholders' equity. The note bore interest equal to the prime lending rate set by Morgan Guaranty Trust. The rate of the note was not to exceed 8.0% nor fall below 5.7%. During the years ended June 30, 1997 and 1996, the average note rate was 8.0%. During the year ended June 30, 1995, the average note rate was 7.84%. The note was secured by the common stock of Local. Accrued interest payable on the note of approximately $94,000 and $202,000 was included in other liabilities in the accompanying consolidated statements of financial condition at June 30, 1997 and 1996, respectively.

On September 8, 1997, principal and interest on the note payable from Local Financial to Isabel Collier Read were paid in full.

13.  SENIOR NOTES:

Senior notes of $80,000,000 at 11% and issued to individual investors were outstanding at December 31, 1997. Senior notes are due September 8, 2004 and pay interest semiannually. Senior notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the senior notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness. An interest reserve account in the amount of approximately $8,800,000, representing an annual amount of interest on the senior notes, was established in the event dividends from Local are not sufficient to pay interest and is included as a component of cash and due from banks in the accompanying consolidated statements of financial condition.

14. INTEREST RATE SWAP, CAP AND FLOOR AGREEMENTS:

The Company is a party to financial instruments with off-balance sheet risk, in the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps, and forward and futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps, floors, and swap transactions, forward and futures contracts, and options written, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swap, cap and floor agreements, and forward and futures contracts through credit approvals, limits, and monitoring procedures.

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

The Company enters into a variety of interest-rate swap transactions in managing its interest rate exposure. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company minimizes its credit exposure to interest rate counterparties by entering into the transactions with counterparties that have been rated in one of the top three investment ratings by at least two nationally recognized credit rating agencies. The Company also utilized interest rate caps and floors to manage its interest rate exposure through the use of these instruments.

Effective with the change in ownership on September 8, 1997, all outstanding interest rate swap, cap and floor agreements were terminated and are included in net gains (losses) on sale of assets in the consolidated statements of operations. The termination of the interest rate swap agreements, totaling approximately $500,000,000 notional principal amount, resulted in realized gross losses of approximately $47,283,000. The termination of cap and floor agreements totaling approximately $2,350,000,000 notional principal amount resulted in realized gross losses of $2,234,000. Upon termination of the interest rate swap, cap and floor agreements, and the corresponding liquidation of the underlying hedged items, the Company recognized all remaining deferred gains and losses which resulted in an additional loss of approximately $3,920,000. The above losses resulted in a net tax benefit of approximately $18,703,000.

Interest rate swap, cap and floor agreements outstanding at June 30 are as follows (dollars in thousands):

                                                                Interest Rate
                                              Notional      ---------------------           Variable
             Maturity Date                    Balance         Pay         Receive          Rate Index
             -------------                    -------       -------       -------          -----------
 1997
        INTEREST RATE SWAPS
                                                             FIXED       VARIABLE
            January 8, 2005                  $ 200,000        7.848%       5.563%        3 month LIBOR
            February 14, 2005                  100,000        7.880        5.813         3 month LIBOR
            March 22, 2005                     100,000        8.027        5.781         3 month LIBOR
            May 8, 2005                         50,000        8.463        5.816         3 month LIBOR
            May 18, 2005                        50,000        8.439        5.813         3 month LIBOR

        INTEREST RATE FLOORS
                                                             INDEX         FLOOR
            February 19, 1998                $ 100,000        5.813%       5.678%        3 month LIBOR
            March 22, 1998                     100,000        5.781        5.404         3 month LIBOR
            May 19, 1998                       100,000        5.813        5.455         3 month LIBOR

                                                                Interest Rate
                                              Notional      ---------------------           Variable
             Maturity Date                    Balance         Pay         Receive          Rate Index
             -------------                    -------       -------       -------          -----------
1997   CONT.


        INTEREST RATE CAPS
                                                              CAP          INDEX
            July 1, 1998                     $ 450,000        7.000%       5.762%        3 month LIBOR
            October 27, 1997                   800,000        9.500        6.510          10 year CMT
            November 5, 1997                   800,000       10.000        6.510          10 year CMT

 1996
        INTEREST RATE SWAPS
                                                             FIXED       VARIABLE
            January 8, 2005                  $ 300,000        7.848%       5.461%        3 month LIBOR
            February 14, 2005                  100,000        7.880        5.500         3 month LIBOR
            March 22, 2005                     100,000        8.027        5.563         3 month LIBOR
            May 8, 2005                         50,000        8.463        5.500         3 month LIBOR
            May 18, 2005                        50,000        8.439        5.488         3 month LIBOR

        INTEREST RATE FLOORS
                                                             INDEX         FLOOR
            February 19, 1998                $ 100,000        5.563%       5.678%        3 month LIBOR
            March 22, 1998                     100,000        5.488        5.404         3 month LIBOR
            May 19, 1998                       100,000        5.488        5.455         3 month LIBOR

        INTEREST RATE CAPS
                                                              CAP          INDEX
            July 1, 1998                     $ 450,000        7.000%       5.469%        3 month LIBOR
            September 16, 1996                 300,000        8.360        6.730          10 year CMT
            October 27, 1997                   800,000        9.500        6.730          10 year CMT
            November 5, 1997                   800,000       10.000        6.730          10 year CMT

The notional principal amounts shown represent an agreed upon amount on which calculations of amounts to be exchanged are based. They do not represent direct credit exposures. The Company's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction, which is generally netted and paid at least quarterly.

The interest rate swaps are utilized to hedge the FHLB advance borrowings and the securities sold under agreements to repurchase, each of which have short-term maturities. As of June 30, 1997, management intended to continue to renew these borrowings to support the interest rate swaps hedging such borrowings (see Note 2 for events occurring subsequent to June 30, 1997). The interest rate caps and floors are utilized to hedge the available for sale mortgage-backed floating rate securities.

During fiscal 1997, the Company terminated interest rate swaps used to hedge securities sold under agreements to repurchase and FHLB advances with a notional principal amount of $100,000,000 resulting in a loss of approximately $3,825,000 which is being amortized over the life of the original swap agreement of approximately 7 years. (See discussion above on termination of interest rate swaps in connection with the change in ownership on September 8, 1997.) During fiscal 1996, the Company terminated interest rate swaps used to hedge a portion of the available for sale portfolio with a notional principal of $300,000,000 resulting in a gain of $3,637,000 which is being amortized over the original swap agreement of approximately 3 years. The Company also terminated interest rate swaps during fiscal 1996 used to hedge a portion of the securities sold under agreements to repurchase and FHLB advances with a notional principal amount of $200,000,000 resulting in a loss of approximately $3,344,000 which is being amortized over the original swap agreement of approximately 2 years. As a result of interest rate swap terminations, amortization of deferred gains and losses resulted in the recognition of approximately $73,000 in net losses during fiscal year 1997 and $671,000 and $11,000 in net gains during fiscal years 1996 and 1995, respectively. At June 30, 1997 and 1996, net unamortized deferred losses from interest rate swap terminations were approximately $4,130,000 and $378,000, respectively. There were no deferred gains or losses at June 30, 1995.

At June 30, 1997 and 1996, net accrued interest on interest rate swaps, caps and floors totaled a net payable of approximately $1,504,000 and $2,282,000, respectively, and is included in other assets and other liabilities in the accompanying consolidated statements of financial condition, dependent upon the asset or liability to which the hedge is related. Unamortized interest rate cap and floor premiums were approximately $3,051,000 and $12,741,000 at June 30, 1997 and 1996, respectively, and are included in the carrying amount of the assets hedged.

The swaps, caps and floors are secured by mortgaged-backed securities with an estimated market value of approximately $74,330,000 and $68,757,000 at June 30, 1997 and 1996, respectively.

The net effect of the interest rate swaps, caps and floors on net interest income was a decrease of approximately $21,148,000 ($13,746,000 net of income tax), $21,509,000 ($14,772,000 net of income tax) and $7,782,000 ($5,345,000 net of income tax) for the years ended June 30, 1997, 1996, and 1995, respectively. Such decrease was attributable primarily to interest rate swaps used to hedge a portion of the Company's cost of borrowings in periods of rising interest rates.

15.  INCOME TAXES:

The provision (benefit) for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (in thousands):

                                                 Six Months
                                                    Ended                             Years Ended
                                                December 31,                           June 30,
                                                ------------        --------------------------------------------
                                                    1997                1997              1996            1995
                                                ------------        -----------       -----------     ----------
     Income (loss) from operations              $    (44,075)       $   (11,860)      $     4,872     $    6,568
     Stockholders' equity                             18,481              8,892           (26,238)         1,141
                                                ------------        -----------       -----------     ----------

                                                $    (25,594)       $    (2,968)      $   (21,366)    $    7,709
                                                ============        ===========       ===========     ==========


Components of the provision (benefit) for income taxes from operations are as follows (in thousands):

                                                 Six Months
                                                    Ended                             Years Ended
                                                 December 31,                           June 30,
                                                 ------------       --------------------------------------------
                                                    1997               1997              1996            1995
                                                 ------------       -----------       -----------     ----------

     Current income tax expense
         (benefit)                              $     (16,490)      $   (10,431)      $     2,911     $   12,601
     Deferred income tax expense
         (benefit)                                    (27,585)           (1,429)            1,961         (6,033)
                                                -------------       -----------       -----------     ----------

                                                $     (44,075)      $   (11,860)      $     4,872     $     6,568
                                                =============       ===========       ===========     ===========

The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates is as follows (in thousands):

                                                 Six Months
                                                   Ended                    Years Ended
                                                 December 31,                 June 30,
                                                 ------------   ------------------------------------
                                                    1997          1997          1996          1995
                                                 ------------   --------      --------      --------
Income tax at statutory rate
    (35%)                                         $(45,511)     $(14,667)     $  6,453      $  7,344
      Provision for deferred
        tax assets                                     742         2,000          --            --
      Effect of state income tax
        (benefit), net of federal                   (5,236)       (3,013)         (675)         (607)
      Refund of taxes
        previously paid, net                          --            --            (800)         --
      Change in valuation
        allowance                                    6,254         2,949          --            --
      Other, net                                      (324)          871          (106)         (169)
                                                  --------      --------      --------      --------

Provision (benefit) for income
    taxes                                         $(44,075)     $(11,860)     $  4,872      $  6,568
                                                  ========      ========      ========      ========


Deferred income tax assets and liabilities consisted of the following (in thousands):

                                                                December 31,         June 30,
                                                                ------------   ----------------------
                                                                   1997          1997          1996
                                                                ------------   --------      --------
Deferred income tax assets:
    Unrealized losses on available for
      sale securities                                            $   --        $ 17,222      $ 26,114
    Realized losses on available for sale securities               10,787          --            --
    Federal net operating loss carryforwards                       14,283          --            --
    State net operating loss carryforwards                          9,203         4,071         1,058
    Allowance for loan losses                                       4,109          --            --
    Other                                                           1,365         2,288         4,446
                                                                 --------      --------      --------

                                                                   39,747        23,581        31,618
                                                                 --------      --------      --------

Deferred income tax liabilities:
    Allowance for loan losses                                        --          (1,012)       (4,361)
    Stock dividends receivable                                     (1,602)       (1,015)         (650)
    Depreciation and amortization                                    (364)         (373)         (472)
    Deferred loan fees                                               (970)         (805)         (471)
    Unrealized gains on available for sale securities              (1,259)         --            --
    Other                                                            (291)         (451)       (1,225)
                                                                 --------      --------      --------

                                                                   (4,486)       (3,656)       (7,179)
                                                                 --------      --------      --------

    Net deferred tax asset                                         35,261        19,925        24,439

Valuation allowance                                                (9,203)       (2,949)         --
                                                                 --------      --------      --------

    Deferred tax asset, net                                      $ 26,058      $ 16,976      $ 24,439
                                                                 ========      ========      ========

At December 31, 1997, the Company had approximately $40,809,000 and $190,466,000 of operating loss carryforwards available for federal and state income tax purposes, respectively. The state net operating losses expire in varying amounts between 2006 and 2013. The federal net operating losses expire in 2013. At June 30, 1997, the Company had no net operating loss carryforwards available for federal income tax purposes and approximately $106,458,000 available for state income tax purposes.

During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. At December 31, 1997, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. The tax loss for the year ended June 30, 1997, and the six months ended December 31, 1997, was a result of the Company exiting the indirect subprime automobile lending program, terminating the interest rate swap agreements, and discontinuing the wholesale securities strategy previously employed by former management. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for income tax purposes during 1997. The Company will be required to recapture the excess of the qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over a six-year period. The recapture amount is estimated to be $17,244,000 and the qualifying and nonqualifying base year tax reserves totaled approximately $8,116,000 and $1,373,000, respectively. The Company expects to be eligible to defer this recapture period for two years.

In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 1997 and June 30, 1997 and 1996, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $13,329,000. The amount of unrecognized deferred tax liability at December 31, 1997 and June 30, 1997 and 1996, was approximately $4,665,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

During 1997, the Company's federal income tax returns were examined by and/or settled with the Internal Revenue Service through fiscal year 1993. As a result of these examinations and related claims for refund, the Company received a refund of taxes previously paid of approximately $800,000 which had not been anticipated by the Company prior to the examination.

16.  COMMITMENTS AND CONTINGENCIES:

In conjunction with the acquisition of LAB during fiscal 1989, the Company and LAB entered into an Assistance Agreement with the Federal Savings and Loan Insurance Corporation (the "FSLIC"). Under the terms of the Assistance Agreement, the FSLIC Resolution Fund (the "FUND"), which is managed by the Federal Deposit Insurance Corporation (the "FDIC"), is entitled to receive 100% of the tax benefits attributable to acquired net operating loss carryforwards and deductions resulting from certain items, other than covered asset losses, for which the FUND has agreed to provide assistance to the extent such tax benefits are realized by the consolidated group. LAB is entitled to share in realized tax benefits of a portion of the FUND assistance on a 50-50 basis.

Under the LAB Assistance Agreement, a dispute exists between LAB and the FDIC regarding tax benefits which have been received. Management, after consultation with legal counsel and based on available facts and proceedings to date, has determined that it is probable that LAB has some liability to the FDIC with regard to the tax benefits. The Company's estimate of this liability is approximately $13,000,000, which is included in other liabilities in the accompanying December 31, 1997, and June 30, 1997, consolidated statements of financial condition. The Company provided for this liability through a provision for uninsured risk in the consolidated statements of operations for the years ended 1997, 1996 and 1995. The FDIC's estimate of this liability is approximately $23,000,000. Management of the Company is of the opinion that the FDIC's estimate does not give credit to the Company for certain tax benefits originally contracted for in the Assistance Agreement, but later eliminated as a result of the Revenue Reconciliation Act of 1993. Management intends to vigorously defend its estimate of the liability.

Pursuant to the terms of the Redemption Agreement discussed in Note 2, the Selling Shareholders have agreed to indemnify the Company with respect to the Assistance Agreement to the extent the Company is found to be liable for an amount in excess of approximately $13,000,000. In addition, the Selling Shareholders have agreed to be solely and exclusively responsible for all reasonable litigation costs and expenses which are incurred by the Company in connection with the prosecution, defense and settlement with the FDIC.

In the ordinary course of business, the Company is subject to other legal actions and complaints. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customers' creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 1997, the Company had approximately $67,377,000 of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial industrial loans approved but unfunded.

During 1995, the Company securitized and sold approximately $62,147,000 of fixed rate multi-family commercial loans with recourse (See Note 6). The maximum contractual recourse obligation of the Company is 10% of the total unpaid principal balance of the mortgages on the settlement date. At December 31, 1997, the unpaid principal balance of loans sold totaled approximately $33,289,000. The Company has pledged assets, consisting primarily of mortgage-backed securities totaling approximately $6,824,000 under the recourse provision of the securitization transaction. Management does not expect any material losses to be incurred as a result of the recourse provision.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

The Company leases certain real estate and equipment under operating leases. For the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996, and 1995 lease expense totaled approximately $387,000, $730,000, $618,000, and $465,000, respectively. Future obligations under operating leases at December 31, 1997, are summarized as follows (in thousands):

           Year Ending June 30,
           --------------------
             1998                                             $   645
             1999                                                 506
             2000                                                 251
             2001                                                 183
             2002 and thereafter                                  214
                                                              -------

                                                              $ 1,799
                                                              =======

17.  REGULATORY MATTERS:

Local and LAB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Local's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Local and LAB must meet specific capital guidelines that involve quantitative measures of Local's and LAB's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Local's and LAB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Local and LAB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of December 31, 1997 and June 30, 1997, that Local and LAB meet all capital adequacy requirements to which they are subject.

As of June 30, 1997 and 1996, the most recent notifications from the OTS categorized Local and LAB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local and LAB must maintain minimum total capital, core capital, and Tier I capital as set forth in the table. There are no conditions or events since that notification that management believes have changed Local's or LAB's category.

                                                                                                       To Be Well Capitalized
                                                          Actual                Minimum For Capital    For Prompt Corrective
                                                                                 Adequacy Purposes       Action Provisions
                                                    ---------------------        -----------------      ---------------------
                                                    Amount         Ratio         Amount     Ratio       Amount         Ratio
                                                    ------         ------        ------     ------      ------         ------
                                                                    (Dollars in Thousands)
As of December 31, 1997:
   Total capital (to risk weighted assets):
     Local Federal Bank Consolidated               $134,331        14.14%        $ 76,022   8.00%     $ 95,027          10.00%
     Local America Bank                             101,398        28.45%          28,511   8.00%       35,639          10.00%
   Core capital (to adjusted tangible assets):
     Local Federal Bank Consolidated                128,803         6.98%          55,384   3.00%       92,307           5.00%
     Local America Bank                              97,975        15.90%          18,482   3.00%       30,803           5.00%
   Tangible capital (to tangible assets):
     Local Federal Bank Consolidated                127,024         6.89%          27,665   1.50%          n/a            n/a
     Local America Bank                              97,246        15.80%           9,230   1.50%          n/a            n/a
   Tier I Capital (to risk weighted assets):
     Local Federal Bank Consolidated                128,803        13.55%             n/a    n/a        57,016           6.00%
     Local America Bank                              97,975        27.49%             n/a    n/a        21,383           6.00%

As of June 30, 1997:
   Total capital (to risk weighted assets):
     Local Federal Bank Consolidated               $145,132        12.34%        $ 94,062   8.00%     $117,578          10.00%
     Local America Bank                             112,842        25.31%          35,671   8.00%       44,589          10.00%
   Core capital (to adjusted tangible assets):
     Local Federal Bank Consolidated                140,442         5.25%          80,187   3.00%      133,645           5.00%
     Local America Bank                             111,482        12.07%          27,711   3.00%       46,185           5.00%
   Tangible capital (to tangible assets):
     Local Federal Bank Consolidated                138,044         5.17%          40,062   1.50%          n/a            n/a
     Local America Bank                             110,411        11.97%          13,839   1.50%          n/a            n/a
   Tier I Capital (to risk weighted assets):
     Local Federal Bank Consolidated                140,442        11.94%             n/a    n/a        70,547           6.00%
     Local America Bank                             111,482        25.00%             n/a    n/a        26,754           6.00%

As of June 30, 1996:
   Total capital (to risk weighted assets):
     Local Federal Bank Consolidated               $172,055        12.71%        $108,336   8.00%     $135,419          10.00%
     Local America Bank                             115,638        28.14%          32,870   8.00%       41,088          10.00%
   Core capital (to adjusted tangible assets):
     Local Federal Bank Consolidated                168,975         5.04%         100,513   3.00%      167,522           5.00%
     Local America Bank                             114,577        10.69%          32,155   3.00%       53,591           5.00%
   Tangible capital (to tangible assets):
     Local Federal Bank Consolidated                165,339         4.94%          50,247   1.50%          n/a            n/a
     Local America Bank                             112,822        10.54%          16,096   1.50%          n/a            n/a
   Tier I Capital (to risk weighted assets):
     Local Federal Bank Consolidated                168,975        12.48%             n/a    n/a        81,252           6.00%
     Local America Bank                             114,577        27.89%             n/a    n/a        24,653           6.00%

Management intends to continue compliance with all regulatory capital requirements.

Federal regulations allow Local and LAB to pay dividends during a calendar year up to the amount that would reduce Local's and LAB's surplus capital ratio, as defined, to one-half of Local's and LAB's surplus capital ratio at the beginning of the calendar year, adjusted to reflect Local's and LAB's net income to date during the calendar year. At the beginning of calendar year 1998, under applicable regulations of the OTS, the total capital available for the payment of dividends by Local to the Company was $27.5 million plus 1998 net income subject to the maintenance of required capital guidelines. The surplus capital ratio is defined as the percentage by which Local's and LAB's net capital to assets ratio would exceed the ratio of its fully phased-in capital requirement to its assets.

18.  STOCK COMPENSATION:

Effective with the securities offering and redemption in September 1997, the board of directors adopted a stock option plan. The stock option plan has 1,420,370 shares of common stock authorized and the stock option plan will provide for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code as well as non-incentive or compensatory stock options and stock appreciation rights. At September 8, 1997, incentive stock options for 1,116,005 shares of common stock were granted to executive officers of the Company at an exercise price of $10 per share. At December 3, 1997, incentive stock options for 158,000 shares of common stock were granted to officers and compensatory stock options for 60,000 shares of common stock were granted to directors of the Company at an exercise price of $11.75 per share. Stock options to buy 1,141,005 and 193,000 shares of common stock shall be exercisable in three and five equal annual installments, respectively, commencing with the end of the first twelve month period following the date the stock options were granted. The stock options expire ten years from the dates the options first become exercisable by officers and directors.

The per share weighted-average fair value of stock options granted for the six months ended December 31, 1997, was $2.36 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.29%, expected life of 5 years, and no expected dividend yield or volatility.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss for the six months ended December 31, 1997, would have been increased to the pro forma amounts below.

   Net loss                                    As reported           $ (85,956)
                                               Pro forma               (86,148)

   Basic and Diluted net loss per share        As reported           $   (4.76)
                                               Pro forma                 (4.77)

Stock options of 1,334,005 were outstanding at December 31, 1997, with a range of exercise prices of $10.00 - $11.75, weighted average exercise price of $10.29, and weighted average contractual life of outstanding options of 11.8 years. No options were exercisable at December 31, 1997.

19.  EMPLOYEE BENEFITS:

The Company has a retirement plan (the "Plan"), which is a noncontributory defined benefit pension plan, covering substantially all of its full-time employees. The benefits are based on years of service and the employees' compensation during the last five years of employment. The Company's policy, generally, is to fund pension costs unless the Plan is overfunded and no contribution is required. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. No contributions were made during the six months ended December 31, 1997, and the years ended June 30, 1997, 1996 or 1995, as the Plan is overfunded.

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated statements of financial condition and operations at June 30 and for the years then ended (in thousands):

                                                              1997          1996          1995
                                                            --------      --------      --------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including
      vested benefits of $6,549, in 1997, $6,097
      in 1996 and $5,313 in 1995                            $ (7,159)     $ (6,293)     $ (5,827)
                                                            ========      ========      ========

Projected benefit obligation for service rendered
    to date                                                 $ (9,332)     $ (8,226)     $ (7,739)
Plan assets at market value, primarily stocks and
    cash equivalents                                          17,339        14,040        10,310
                                                            --------      --------      --------
Plan assets in excess of projected benefit                     8,007         5,814         2,571

Unrecognized net gain from past experience
    different from that assumed                               (6,588)       (4,937)       (1,809)
Unrecognized prior service cost                                 (531)         (566)         (601)
Unrecognized net asset being recognized over 15
    years                                                       (253)         (337)         (422)
                                                            --------      --------      --------

Prepaid (accrued) pension cost                              $    635      $    (26)     $   (261)
                                                            ========      ========      ========

Net pension benefit:
    Service cost-benefits earned during the period          $    515      $    490      $    388
    Interest cost on projected benefit obligation                627           553           516
    Actual return on plan assets                              (3,820)       (4,150)       (2,449)
    Net amortization and deferral                              2,017         2,871         1,438
                                                            --------      --------      --------

    Net periodic pension benefit                            $   (661)     $   (236)     $   (107)
                                                            ========      ========      ========


A weighted average discount rate of 7.5% in each of the years 1997, 1996 and 1995 and a rate of increase in future compensation levels of 5.5% was used in determining the actuarial present value of the projected benefit obligation for 1997, 1996 and 1995. The expected long-term rate of return on assets was 11.0% for 1997, 1996 and 1995.

The Company is currently reviewing the Plan and has changed the investment manager which is in the process of liquidating the equity investment portfolio. The Company had a projected net periodic pension benefit for the year ended June 30, 1998, based on the June 30, 1997, valuation; however, the Company did not record any prepaid pension benefit for the six months ended December 31, 1997, due to the uncertainty of any changes made by new management. At December 31, 1997, prepaid pension cost was approximately $635,000.

The Company does not provide postretirement benefits other than pensions.

At June 30, 1997, the Company employed 481 full-time equivalent persons compared to 492 at June 30, 1996 and 425 at June 30, 1995.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of the values, and they are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the financial instruments, expected losses and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. The Company has not included certain material items in its disclosure, such as the value of the long-term relationships with the Company's depositors, since this intangible is not a financial instrument. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 (in thousands):

                                                December 31, 1997              June 30, 1997                June 30, 1996
                                             -------------------------     -------------------------     -------------------------
                                               Carrying     Estimated      Carrying       Estimated      Carrying       Estimated
                                                Value       Fair Value       Value        Fair Value       Value        Fair Value
                                             ----------     ----------     ----------     ----------     ----------     ----------
Financial Assets:
   Cash and cash
      equivalents                            $   54,152     $   54,152     $  105,404     $  105,404     $   13,640     $   13,640
   Securities purchased under
      agreements to resell                      178,000        178,000           --             --             --             --
   Securities                                   518,107        518,107      1,393,724      1,384,434      2,129,397      2,116,077
   Equity securities                               --             --             --             --           11,604         11,604
   Loans receivable, net                        953,470        972,820      1,013,824      1,014,243      1,018,135      1,032,297
   FHLB stock                                    45,147         45,147         40,046         40,046         23,421         23,421
   Interest rate caps and floors                   --             --               48             48          4,652          4,652


Financial Liabilities:
   Deposits                                  $1,602,533     $1,608,540     $1,644,356     $1,641,328     $1,602,460     $1,597,150
   Securities sold under
      agreements to
      repurchase                                   --             --          310,801        312,789      1,079,194      1,079,203
   Advances from the FHLB                        80,136         80,173        531,161        533,732        439,011        440,957
   Notes payable                                 80,000         80,000          7,010          7,010         14,020         14,020
   Interest rate swaps                             --             --             --           37,538           --           41,631


The following are descriptions of the methods used to determine the estimated fair values:

Cash and Cash Equivalents and Securities Purchased Under Agreements to Resell

The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

Securities and Equity Securities

The carrying value and estimated fair value of equity securities available for sale and securities at December 31, 1997, and June 30, 1997 and 1996, are set forth in Notes 4 and 5, respectively. The estimated fair value of interest rate caps and floors used to hedge securities is based on the replacement cost (mark-to-market) of the agreements. The estimated fair value of FHLB stock approximates the carrying value as of December 31, 1997 and June 30, 1997 and 1996.

Loans

The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating such information, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1997, and June 30, 1997 and 1996.

The fair value of commercial real estate loans, other real estate mortgage loans and real estate construction loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar characteristics and remaining maturity.

For real estate single family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on the Company's current pricing for loans of similar size, type, remaining maturity and repricing characteristics.

For other consumer loans, the fair value is calculated by discounting the contractual cash flows, adjusted for prepayment estimates, using discount rates based on the company's current pricing for loans of similar size, type, and remaining maturity.

Deposit Liabilities

SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107's requirements for these categories is not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 1997, and June 30, 1997 and 1996. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

Advances from the Federal Home Loan Bank of Topeka and Securities Sold Under
   Agreements to Repurchase, Notes Payable and Senior Notes

The estimated fair value of FHLB advances and securities sold under agreements to repurchase is based on the discounted value of contractual cash flows. The discount rate is estimated using the current market rate for similar duration borrowings. The estimated fair market value of interest rate swap agreements used to hedge FHLB advances and securities sold under agreements to repurchase is based on the replacement cost (mark-to-market value) of the agreements. Commitments are related primarily to variable rate loans originated at current market rates. The estimate of fair value of these commitments is considered to be immaterial. The estimate of value of notes payable and senior notes is based on the discounted value of contractual cash flows.

Limitations

The information presented in this footnote is based on market quotes and fair value calculations as of December 31, 1997, and June 30, 1997 and 1996. These amounts have not been updated since period end; therefore, the valuations may have changed since that point in time.

21.  PROPOSED ACQUISITION:

On October 22, 1997, the Company entered into an agreement to purchase Green Country Banking Corporation (the Holding Company) which is majority owned by the Chief Executive Officer and President of the Company. Regulatory approval has been received and the acquisition is expected to occur on February 16, 1998. The Company will issue 837,209 shares of its common stock to acquire 100% of the Holding Company with the Company being the surviving corporation. The Company's resultant wholly-owned subsidiary, Green Country Bank, FSB, which was formerly the wholly-owned subsidiary bank of the Holding Company, will be subsequently merged into LAB, with LAB being the surviving bank.

The acquisition of the Holding Company will be accounted for under purchase accounting treatment. Total assets and liabilities of the Holding Company at December 31, 1997, are approximately $106,463,000 and $103,553,000, respectively. Purchase accounting adjustments to estimated fair values will be made with respect to the assets and liabilities based upon preliminary estimates and evaluations as of December 31, 1997, resulting in a decrease in net assets of approximately $425,000. Final purchase price adjustments will be made upon closing of the transaction and will be based on the fair values of assets and liabilities at that date. Earnings retained between December 31, 1997, and the closing date will affect the allocation of the purchase price to the extent they affect net asset values at closing. The excess of the purchase price over the amounts assigned to identifiable assets acquired less liabilities assumed will be recorded as goodwill. The resulting goodwill of approximately $6,800,000 will be amortized on a straight-line basis over 15 years.

Pro forma results of operations assuming the proposed acquisition of Holding Company occurred on July 1, 1995, are not material.

22.  PARENT COMPANY FINANCIAL INFORMATION:

Condensed financial information for Local Financial Corporation is as follow (in thousands):

                        Statements of Financial Condition

                                                                December 31,            June 30,
                                                                 ---------      ------------------------
                                                                   1997           1997           1996
                                                                 ---------      ---------      ---------
Assets:
    Cash and due from banks, substantially restricted            $  11,840      $       3      $      29
    Investment in subsidiary                                       143,917        109,682        122,517
    Other assets                                                    10,061            135            272
                                                                 ---------      ---------      ---------

      Total assets                                               $ 165,818      $ 109,820      $ 122,818
                                                                 =========      =========      =========

Liabilities and Stockholders' Equity:
    Note payable                                                 $    --        $   7,010      $  14,020
    Senior notes                                                    80,000           --             --
    Other liabilities                                                3,193            181            739
                                                                 ---------      ---------      ---------
      Total liabilities                                             83,193          7,191         14,759
                                                                 ---------      ---------      ---------

Common stock                                                           197           --             --
Additional paid-in capital                                         197,766         16,896          8,797
Retained earnings                                                   31,760        117,716        147,761
Treasury stock                                                    (149,436)          --             --
Unrealized gains (losses) on securities available
    for sale, net of income tax                                      2,338        (31,983)       (48,499)
                                                                 ---------      ---------      ---------
      Total stockholders' equity                                    82,625        102,629        108,059
                                                                 ---------      ---------      ---------

Total liabilities and stockholders' equity                       $ 165,818      $ 109,820      $ 122,818
                                                                 =========      =========      =========

                            Statements of Operations

                                                   Six Months Ended               Years Ended
                                                      December 31,                 June 30,
                                                       --------      -----------------------------------
                                                         1997          1997          1996         1995
                                                       --------      --------      --------     --------
Income:
    Dividend income from subsidiary                    $   --        $    500      $ 10,600     $ 19,757
    Equity in undistributed earnings (losses)
      of subsidiary                                     (83,925)      (29,886)        5,124        3,119
    Other                                                  --             200            43           10
                                                       --------      --------      --------     --------
             Total income (loss)                        (83,925)      (29,186)       15,767       22,886

Expense:
    Interest expense                                      3,073         1,026         1,606        2,105
    Compensation and employee benefits                     --            --             871       11,468
    Other                                                    52           145           828          285
                                                       --------      --------      --------     --------
             Total expense                                3,125         1,171         3,305       13,858

Benefit for income taxes                                  1,094           312         1,106        5,387
                                                       --------      --------      --------     --------

Net income (loss)                                      $(85,956)     $(30,045)     $ 13,568     $ 14,415
                                                       ========      ========      ========     ========




                            Statements of Cash Flows

                                                             Six Months Ended                Years Ended
                                                                December 31,                   June 30,
                                                                 ---------      ---------------------------------------
                                                                    1997           1997           1996           1995
                                                                 ---------      ---------      ---------      ---------
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:
    Net income (loss)                                            $ (85,956)     $ (30,045)     $  13,568      $  14,415
    Adjustments to reconcile net income to net cash
      provided (absorbed) by operating activities:
        Equity in undistributed losses (earnings) of
          subsidiary                                                83,925         29,886         (5,124)        (3,119)
        Change in other liabilities                                  3,012           (558)           531           (126)
        Change in other assets                                      (5,582)          (398)        (1,937)        (4,166)
                                                                 ---------      ---------      ---------      ---------

Net cash provided (absorbed) by operating activities                (4,601)        (1,115)         7,038          7,004
                                                                 ---------      ---------      ---------      ---------

CASH ABSORBED BY INVESTING ACTIVITY:
    Investment in subsidiary                                       (83,839)          --             --             --
                                                                 ---------      ---------      ---------      ---------

Net cash absorbed by investing activity                            (83,839)          --             --             --
                                                                 ---------      ---------      ---------      ---------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                         181,067           --             --             --
    Capital contribution                                              --            8,099           --             --
    Purchase of treasury stock                                    (149,436)          --             --             --
    Repayment of note payable                                       (7,010)        (7,010)        (7,010)        (7,010)
    Proceeds from issuance of senior notes                          80,000           --             --             --
    Payments of debt issuance costs                                 (4,344)          --             --             --
                                                                 ---------      ---------      ---------      ---------

Net cash provided (absorbed) by financing activities               100,277          1,089         (7,010)        (7,010)
                                                                 ---------      ---------      ---------      ---------

Net change in cash and cash equivalents                             11,837            (26)            28             (6)

Cash and cash equivalents at beginning of period                         3             29              1              7
                                                                 ---------      ---------      ---------      ---------

Cash and cash equivalents at end of period                       $  11,840      $       3      $      29      $       1
                                                                 =========      =========      =========      =========

Supplemental schedule of noncash investing activity:
    Tax benefit contributed to subsidiary                        $    --        $     535      $   1,752      $   5,386
                                                                 =========      =========      =========      =========

23.  UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements of Local Financial Corporation and Subsidiary as of and for the six months ended December 31, 1996 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position, results of operations and cash flows for the interim period. The financial information and results of operations of the interim periods are not necessarily indicative of the financial position and results of operations that may be obtained for a full fiscal year and are included for comparability purposes.

             UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 1996
                    (Dollars in thousands, except share data)


                                        ASSETS

Cash and due from banks                                                    $    16,122
Securities available for sale                                                1,597,794
Securities held to maturity                                                    360,609
Loans receivable, net of allowance for loan losses                           1,067,608
Federal Home Loan Bank of Topeka stock, at cost                                 19,847
Premises and equipment, net                                                     11,251
Assets acquired through foreclosure and repossession, net                       14,281
Intangible assets, net                                                           3,017
Deferred tax asset, net                                                         24,985
Current income taxes receivable                                                  7,500
Other assets                                                                    22,931
                                                                           -----------

             Total assets                                                  $ 3,145,945
                                                                           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                               $   252,239
      Savings                                                                   71,643
      Time                                                                   1,359,777
                                                                           -----------

             Total deposits                                                  1,683,659

    Advances from borrowers for taxes and insurance                              5,677
    Securities sold under agreements to repurchase                             940,945
    Advances from the Federal Home Loan Bank of Topeka                         370,932
    Note payable                                                                14,020
    Other liabilities                                                           26,410
                                                                           -----------

             Total liabilities                                               3,041,643
                                                                           -----------
Commitments and contingencies

Stockholders' equity:
    Common stock                                                                  --
    Additional paid-in capital                                                   8,797
    Retained earnings                                                          140,950
    Unrealized gains (losses) on securities available for
      sale, net of income tax provision (benefit)                              (45,445)
                                                                           -----------

             Total stockholders' equity                                        104,302
                                                                           -----------
             Total liabilities and stockholders' equity                    $ 3,145,945
                                                                           ===========

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                       Six Months Ended December 31, 1996
                    (Dollars in thousands, except share data)


Interest and dividend income:
    Loans                                                                  $    53,179
    Securities available for sale                                               51,158
    Securities held to maturity                                                 11,018
    Federal Home Loan Bank of Topeka stock                                       2,265
    Other investments                                                            1,480
                                                                           -----------
             Total interest and dividend income                                119,100
                                                                           -----------

Interest expense:
    Deposit accounts                                                            41,219
    Advances from the Federal Home Loan Bank of Topeka                          32,353
    Securities sold under agreements to repurchase                              18,426
    Notes payable                                                                  564
                                                                           -----------
             Total interest expense                                             92,562
                                                                           -----------

Net interest and dividend income                                                26,538
    Provision for loan losses                                                   (9,734)
                                                                           -----------
Net interest and dividend income after provision for loan losses                16,804
                                                                           -----------

Noninterest income:
    Deposit related income                                                       3,665
    Loan fees and loan service charges                                           1,029
    Net gains (losses) on sale of assets                                        (3,024)
    Other                                                                          515
                                                                           -----------
             Total noninterest income                                            2,185
                                                                           -----------

Noninterest expense:
    Compensation and employee benefits                                           7,160
    Deposit insurance premiums                                                  11,942
    Provision for uninsured risk                                                   600
    Equipment and data processing                                                1,530
    Occupancy                                                                    1,480
    Advertising                                                                    875
    Professional fees                                                              575
    Other                                                                        5,210
                                                                           -----------
             Total noninterest expense                                          29,372
                                                                           -----------

Income (loss) before provision (benefit) for income taxes                      (10,383)
    Provision (benefit) for income taxes                                        (3,573)
                                                                           -----------
Net income (loss)                                                          $    (6,810)
                                                                           ===========

Historical basic and diluted net income (loss) per share                   $      (.44)
                                                                           ===========

Pro forma basic and diluted net income (loss) per share                            N/A
                                                                           ===========

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Six Months Ended December 31, 1996
                             (Dollars in thousands)

CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income (loss)                                                                        $      (6,810)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provisions for loan losses and uninsured risk and losses on
          assets acquired through foreclosure and repossession                                      10,390
        Deferred income tax expense (benefit)                                                       (2,354)
        Accretion of discounts on loans acquired                                                    (2,263)
        Amortization of deferred (gains) losses on interest rate swaps                                (250)
        Net amortization (accretion) of premium on securities available for sale                     4,506
        Net amortization (accretion) of premium on securities held to maturity                         898
        Depreciation and amortization                                                                1,695
        Proceeds from the sales of loans                                                             1,411
        (Gain) loss on sale of assets                                                                3,024
        Stock dividends received from Federal Home Loan Bank stock                                  (2,265)
        Change in other assets                                                                      (2,460)
        Change in other liabilities                                                                 (2,855)
                                                                                             -------------

             Net cash provided by operating activities                                               2,667
                                                                                             -------------

CASH PROVIDED BY INVESTING ACTIVITIES:
      Proceeds from sales of securities available for sale                                         131,388
      Proceeds from principal collections on securities available for sale                           9,210
      Proceeds from principal collections on securities held to maturity                            26,523
      Proceeds from sales of equity securities available for sale                                   12,986
      Purchases of Federal Home Loan Bank stock                                                    (53,085)
      Proceeds from the sale of Federal Home Loan Bank stock                                        58,924
      Loans made by non-bank subsidiary                                                            (27,627)
      Repayments of loans made by non-bank subsidiary                                               30,821
      Change in loans receivable, net                                                              (88,745)
      Proceeds from disposal of assets acquired through foreclosure and repossession                27,544
      Purchases of premises and equipment                                                             (938)
      Proceeds from sales of premises and equipment                                                      5
                                                                                             -------------

          Net cash provided by investing activities                                                127,006
                                                                                             -------------

CASH ABSORBED BY FINANCING ACTIVITIES:
      Change in transaction accounts                                                                11,645
      Change in time deposits                                                                       69,554
      Change in securities sold under agreements to repurchase                                    (136,868)
      Proceeds from advances from the Federal Home Loan Bank                                     5,807,316
      Repayments of advances from the Federal Home Loan Bank                                    (5,877,576)
      Change in advances by borrowers for taxes and insurance                                       (1,262)
                                                                                             -------------

          Net cash absorbed by financing activities                                               (127,191)
                                                                                             -------------

Net change in cash and cash equivalents                                                              2,482

Cash and cash equivalents at beginning of period                                                    13,640
                                                                                             -------------

Cash and cash equivalents at end of period                                                   $      16,122
                                                                                             =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                               $      89,847
                                                                                             =============
      Income taxes                                                                           $       -
                                                                                             =============

Supplemental schedule of noncash investing and financing activities:
    Transfers of loans to assets acquired through foreclosure and repossession               $      13,891
                                                                                             =============

                                   FORM 10-K
                               INDEX TO EXHIBITS


EXHIBITS                 DESCRIPTION
   27               Financial Data Schedule