Form 10-Q
period 1998-09-30
LOCAL FINANCIAL CORP /NV
filed 1998-11-13
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

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

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of November 13, 1998 were as follows:

                                NUMBER OF SHARES
                          -----------------------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                             PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.      Consolidated Statements of Financial Condition-
                  December 31, 1997 and September 30, 1998 (unaudited)...........................................1

                  Consolidated Statements of Operations-
                  For the Three Months and Nine Months Ended September 30, 1998
                  And 1997 (unaudited)...........................................................................2

                  Consolidated Statements of Cash Flows-
                  For the Nine Months Ended September 30, 1998 and 1997 (unaudited)..............................3

                  Notes to Consolidated Financial Statements.....................................................5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  And Results of Operations......................................................................9

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................20

PART II. OTHER INFORMATION

     Item 1       Legal Proceedings.............................................................................20

     Item 6.      Exhibits and Reports on Form 8-K..............................................................21

Signatures        ..............................................................................................22

Index to Exhibits ..............................................................................................23

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                                     September 30,  December 31,
                                                                                         1998          1997
                                                                                     -------------  ------------

                                     ASSETS
                                     ------

          Cash and due from banks                                                 $    28,319      $    34,152
          Interest bearing deposits with other banks                                   20,644           20,000
          Securities purchased under agreements to resell                                --            178,000
          Securities available for sale                                               617,884          518,107
          Loans receivable, net of allowance for loan losses of $27,925
             at September 30, 1998 and $20,484 at December 31, 1997                 1,254,856          953,470
          Federal Home Loan Bank of Topeka stock, at cost                              50,688           45,147
          Premises and equipment, net                                                  22,619           10,646
          Assets acquired through foreclosure and repossession, net                       872              260
          Intangible assets, net                                                       18,474            1,779
          Deferred tax asset, net                                                      13,009           26,058
          Current income taxes receivable                                              19,416           28,427
          Other assets                                                                 59,600           65,319

                                                                                  -----------      -----------
                     Total assets                                                 $ 2,106,381      $ 1,881,365
                                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

          Liabilities:
            Deposits:
               Demand                                                             $   347,331      $   247,264
               Savings                                                                 75,113           68,937
               Time                                                                 1,263,093        1,286,332
                                                                                  -----------      -----------
                     Total deposits                                                 1,685,537        1,602,533

          Advances from borrowers for taxes and insurance                               9,124            5,046
          Advances from the Federal Home Loan Bank of Topeka                          182,544           80,136
          Senior notes                                                                 80,000           80,000
          Other liabilities                                                            36,246           31,025

                                                                                  -----------      -----------
                     Total liabilities                                              1,993,451        1,798,740
                                                                                  -----------      -----------

          Commitments and contingencies

          Stockholders' equity:
             Common stock, $0.01 par value, 25,000,000 shares authorized;
                20,537,269 shares issued and 20,537,209 shares outstanding at
                September 30, 1998; 25,000,000 shares authorized; 19,700,060 shares issued and 19,700,000 shares outstanding at
                December 31, 1997                                                         205              197
             Preferred Stock, $0.01 par value, 5,000,000 shares authorized;
                none outstanding                                                         --               --
             Additional paid-in capital                                               206,757          197,766
             Retained earnings                                                         45,259           31,760
             Treasury stock, 60 shares, at cost                                      (149,436)        (149,436)
             Accumulated other comprehensive income                                    10,145            2,338

                                                                                  -----------      -----------
                     Total stockholders' equity                                       112,930           82,625

                                                                                  -----------      -----------
                     Total liabilities and stockholders' equity                   $ 2,106,381      $ 1,881,365
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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                                         Three Months Ended               Nine Months Ended
                                                                             September 30,                  September 30,
                                                                     ----------------------------    ----------------------------
                                                                         1998             1997           1998            1997
                                                                     ------------    ------------    ------------    ------------

     Interest and dividend income:
       Loans                                                         $     23,754    $     25,810    $     68,652    $     80,346
       Securities available for sale                                       11,572          20,084          31,230          50,787
       Securities held to maturity                                           --              --              --            16,345
       Federal Home Loan Bank of Topeka stock                                 918             768           2,659           2,161
       Short term investments and other                                       142             791           4,361           1,378
                                                                     ------------    ------------    ------------    ------------
     Total interest and dividend income                                    36,386          47,453         106,902         151,017
                                                                     ------------    ------------    ------------    ------------

     Interest Expense:
       Deposit accounts                                                    17,797          20,523          56,196          62,395
       Advances from the Federal Home Loan Bank of Topeka                   2,187          11,893           5,024          36,982
       Securities sold under agreements to repurchase and other              --             2,073             251          11,849
       Notes payable                                                        2,367             692           7,107           1,154
                                                                     ------------    ------------    ------------    ------------
     Total interest expense                                                22,351          35,181          68,578         112,380
                                                                     ------------    ------------    ------------    ------------

     Net interest and dividend income                                      14,035          12,272          38,324          38,637
       Provision for loan losses                                             (500)        (25,353)           (950)        (44,047)
                                                                     ------------    ------------    ------------    ------------
     Net interest and dividend income after provision for loan
       losses                                                              13,535         (13,081)         37,374          (5,410)
                                                                     ------------    ------------    ------------    ------------

     Noninterest income:
       Deposit related income                                               2,495           2,083           6,968           5,828
       Loan fees and loan service charges                                     546             561           1,438           2,262
       Net gains (losses) on sale of assets                                   176        (125,485)            535        (151,644)
       Other                                                                  335             244           1,218           1,648
                                                                     ------------    ------------    ------------    ------------
     Total noninterest income (loss)                                        3,552        (122,597)         10,159        (141,906)
                                                                     ------------    ------------    ------------    ------------

     Noninterest expense:
       Compensation and employee benefits                                   4,466           3,866          12,096          11,294
       Deposit insurance premiums                                             332             263           1,015             791
       Provision for uninsured risk                                          --              --              --             2,700
       Equipment and data processing                                          968             748           2,505           2,298
       Occupancy                                                              743             636           2,061           2,029
       Advertising                                                            546             129           1,368             810
       Professional fees                                                      433             408           1,398             985
       Other                                                                2,201           7,518           6,160          12,545
                                                                     ------------    ------------    ------------    ------------
     Total noninterest expense                                              9,689          13,568          26,603          33,452
                                                                     ------------    ------------    ------------    ------------

     Income (loss) before provision (benefit) for income taxes              7,398        (149,246)         20,930        (180,768)

       Provision (benefit) for income taxes                                 2,673         (50,795)          7,431         (59,082)
                                                                     ------------    ------------    ------------    ------------
     Net income (loss)                                               $      4,725    $    (98,451)   $     13,499    $   (121,686)
                                                                     ============    ============    ============    ============


     Basic net income (loss) per share                               $       0.23    $      (5.98)   $       0.66    $      (7.72)
                                                                     ============    ============    ============    ============
     Diluted net income (loss) per share                             $       0.23    $      (5.98)   $       0.66    $      (7.72)
                                                                     ============    ============    ============    ============

     Weighted average shares outstanding - Basic                       20,537,209      16,475,000      20,396,141      15,762,271
                                                                     ============    ============    ============    ============

     Weighted average shares outstanding - Diluted                     20,620,627      16,475,000      20,560,292      15,762,271
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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                           --------------------------
                                                                                               1998           1997
                                                                                           -----------    -----------
     CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

        Net income (loss)                                                                  $    13,499    $  (121,686)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities-
           Provisions for uninsured risk and losses on loans and assets
                    acquired through foreclosure and repossession                                  950         46,791
           Deferred income tax expense (benefit)                                                 8,436        (33,098)
           Accretion of discounts on loans acquired                                             (2,008)        (6,043)
           Accretion of deferred losses on interest rate swaps                                    --            1,129
           Net amortization (accretion) of premium on securities available for sale             (3,943)         4,159
           Net amortization (accretion) of premium on securities held to maturity                 --            1,289
           Depreciation and amortization                                                         2,336          1,759
           Proceeds from the sales of loans                                                     62,631         11,613
           (Gain) loss on sale of assets                                                          (535)       151,644
           Stock dividends received from Federal Home Loan Bank stock                           (2,659)        (2,161)
           Change in other assets                                                               21,858        (22,991)
           Change in other liabilities                                                          (2,927)          (548)
                                                                                           -----------    -----------

               Net cash provided by operating activities                                        97,638         31,857
                                                                                           -----------    -----------

     CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

        Proceeds from sales of securities available for sale                                    37,499      1,121,371
        Proceeds from principal collections on securities available for sale                   147,174         11,748
        Proceeds from principal collections on securities held to maturity                        --           53,692
        Purchases of securities available for sale                                            (226,357)          --
        Purchases of securities held to maturity                                                  --         (147,829)
        Payments on termination of interest rate swap agreements                                  --          (47,283)
        Purchases of repurchase agreements                                                  (1,139,462)          --
        Proceeds from maturity of repurchase agreements                                      1,317,462           --
        Purchases of Federal Home Loan Bank stock                                                 --          (31,189)
        Proceeds from the sale of Federal Home Loan Bank stock                                    --            8,959
        Loans made by non-bank subsidiary                                                         --           (1,607)
        Repayments of loans made by non-bank subsidiary                                           --           29,408
        Change in loans receivable, net                                                       (153,935)        12,539
        Proceeds from disposal of assets acquired through foreclosure and repossession             382         (5,794)
        Purchases of premises and equipment                                                     (2,922)          (657)
        Proceeds from sales of premises and equipment                                               35              4
        Cash acquired in acquisition of Green Country Banking Corporation                        2,512           --
        Cash paid in acquisition of BankSouth Corporation, net of cash and
                    cash equivalents received                                                  (12,288)          --
                                                                                           -----------    -----------

               Net cash provided (absorbed) by investing activities                            (29,900)     1,003,362
                                                                                           -----------    -----------

     CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

        Change in transaction accounts                                                           7,494        (13,265)
        Change in time deposits                                                               (163,145)       (60,044)
        Change in securities sold under agreements to repurchase                                  --         (946,129)
        Proceeds from advances from the Federal Home Loan Bank                                 869,415      5,261,673
        Repayments of advances from the Federal Home Loan Bank                                (787,607)    (5,374,688)
        Proceed from the issuance of common stock                                                 --          181,067
        Proceeds from the issuance of senior notes                                                --           80,000
        Payments of debt issuance costs                                                           --           (4,344)
        Repayments of note payable                                                                --           (7,010)
        Purchase of treasury stock                                                                --         (149,436)
        Payment of liability assumed from Green Country Banking Corporation                     (3,162)          --
        Change in advances by borrowers for taxes and insurance                                  4,078          3,485
                                                                                           -----------    -----------

               Net cash (absorbed) by financing activities                                     (72,927)    (1,028,691)
                                                                                           -----------    -----------

     Net change in cash and cash equivalents                                                    (5,189)         6,528

     Cash and cash equivalents at beginning of period                                           54,152         16,122
                                                                                           -----------    -----------

     Cash and cash equivalents at end of period                                            $    48,963    $    22,650
                                                                                           ===========    ===========


     Supplemental disclosures of cashflow information: Cash paid (received) during the period for:
           Interest                                                                        $    61,687    $   121,700
                                                                                           ===========    ===========
           Income taxes                                                                    $   (11,405)   $       --
                                                                                           ===========    ===========

     Supplemental schedule of noncash investing and financing activities:
        Loans made to facilitate the sale of assets
           aquired through foreclosure and repossession                                    $       --     $        79
                                                                                           ===========    ===========
        Transfers of loans to assets acquired through foreclosure
           and repossession                                                                $       620    $     4,874
                                                                                           ===========    ===========
        Repayment of note payable and accrued interest by shareholders                     $       --     $     8,099
                                                                                           ===========    ===========
        Transfer of assets acquired through foreclosure and repossession to other assets   $       --     $     6,045
                                                                                           ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included; however, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company's Form 10-K Transition Report for the period ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC").

2.       SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Securities purchased under agreement to resell are summarized as follows (in thousands):

                                                         September 30, 1998         December 31, 1997
                                                         ------------------         -----------------

              Average outstanding balance                     $  94,082                $  60,000
              Maximum month-end balance                         231,000                  178,000
              Mortgage-backed securities securing
                   the agreements at period-end:
                       Carrying value                               --                   178,000
                       Estimated market value                       --                   184,000

Securities purchased under agreements to resell are held by the Company. The agreements generally mature within one month.

3.       SECURITIES

A comparative summary of securities available for sale is as follows (in thousands):

                                                               Gross              Gross            Estimated
                                          Amortized          Unrealized        Unrealized           Market
                                             Cost              Gains             Losses              Value
                                       -----------------  ----------------- ------------------ ------------------

September 30, 1998
------------------

       Municipal securities              $      1,362       $        --       $      --          $      1,362

       U.S. Government and                     48,210                252             --                48,462
              agency securities

       Collateralized mortgage
              obligations:
                    FNMA                 $    242,167       $      9,850      $      --          $    252,017
                    Private Issue             191,058              2,106             --               193,164
                    FHLMC                     102,308              3,139             --               105,447

       Mortgage-backed securities:
                    Private Issue               8,446                235             --                 8,681
                    FNMA                        4,569                  6             --                 4,575
                    FHLMC                       3,723                  6             --                 3,729
                    GNMA                          434                 13             --                   447
                                         ------------       ------------      -----------        ------------
                                         $    602,277       $     15,607      $      --          $    617,884
                                         ============       ============      ===========        ============

                                                               Gross              Gross            Estimated
                                          Amortized          Unrealized        Unrealized           Market
                                             Cost              Gains             Losses              Value
                                       -----------------  ----------------- ------------------ ------------------

December 31, 1997
-----------------

       U.S. Government and               $      6,001       $        --       $          1       $      6,000
              agency securities

       Collateralized mortgage
              obligations:
                    FNMA                      265,088              2,199             1,088            266,199
                    FHLMC                     140,781              1,773                61            142,493
                    Private Issue              19,966                249                31             20,184

       Mortgage-backed securities:
                    FHLMC                      44,085                143                 1             44,227
                    Private Issue              36,584                407               --              36,991
                    FNMA                        1,619                  8               --               1,627
                    GNMA                          386                  1                 1                386
                                         ------------       ------------      ------------       ------------

                                         $    514,510       $      4,780      $      1,183       $    518,107
                                         ============       ============      ============       ============

With the merger of BankSouth Corporation ("BankSouth"), effective as of September 30, 1998, the Company acquired approximately $30,228,000 in U.S. government and agency securities with a weighted average yield of 4.73%, approximately $7,049,000 in fixed rate mortgage-backed securities with a weighted average yield of 5.73% and approximately $889,000 in municipal securities with a weighted average yield of 6.02%.

4.       LOANS RECEIVABLE

Loans receivable are shown below at amortized cost (in thousands):

                                                      September 30, 1998    December 31, 1997
                                                      ------------------    -----------------

     Residential real estate loans                        $   346,033         $   281,565

     Commercial                                               816,994             646,539

     Held for sale                                             11,976                --

     Consumer loans                                           107,778              45,850
                                                          -----------         -----------

                       Total loans                          1,282,781             973,954

     Less:
          Allowance for loan losses                           (27,925)            (20,484)
                                                          -----------         -----------

                       Loans receivable, net              $ 1,254,856         $   953,470
                                                          ===========         ===========

The Company acquires commercial real estate loans from various sources. These loans are secured primarily by multifamily residential and nonresidential real estate. The purchased loans are geographically diverse and have no significant concentrations of credit with any single borrower.

The Company markets student loans throughout the State of Oklahoma. The Student Loan Marketing Association ("Sallie Mae") handles the application processing, disbursement and servicing responsibilities on behalf of the Company. The Company sells student loans to Sallie Mae approximately 60 days after the loans are fully funded. At September 30, 1998, student loans totaling approximately $4,122,000 were held for sale and are included as a component of loans receivable in the accompanying consolidated statements of financial condition.

The Company securitizes and sells 30-year conforming single family residential loans originated since January 1, 1998 in the secondary market. At September 30, 1998, residential real estate loans held for sale totaled $7,854,000 and are included as a component of loans receivable in the accompanying consolidated statements of financial condition.

5.       ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

Advances from the FHLB are summarized as follows (dollars in thousands):

                                 September 30, 1998                        December 31, 1997
                          -------------------------------------    -------------------------------------
                                                Weighted                                 Weighted
                                                 Average                                  Average
                             Balance        Contractual Rate            Balance       Contractual Rate
                             -------        ----------------            -------       ----------------

     Variable rate        $      --              --                  $    30,100            5.75%
     Fixed rate               182,544            5.00%                    50,036            6.26
                          -----------                                -----------
                          $   182,544            5.00%               $    80,136            6.06%
                          ===========       =========                ===========      ==========

Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities, federal funds sold and interest bearing deposits which are not already pledged or encumbered.

Scheduled principal repayments of advances from the FHLB at September 30, 1998 are as follows (dollars in thousands):

                                                         Weighted
                 Year ending                             Average
                 December 31,             Amount     Contractual Rate
                 ------------             ------     ----------------

          1998                         $    12,510       5.58%
          1999                                 --          --
          2000                                 --          --
          2001                                 --          --
          2002 and thereafter              170,034       4.96
                                       -----------       ----

                                       $   182,544       5.00%
                                       ===========       ====

6.       COMPREHENSIVE INCOME (LOSS)


The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the quarter ended June 30, 1998. The standard requires reporting of comprehensive income, which includes all changes in stockholders' equity other than additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income and unrealized gains on securities which are charged or credited to the cumulative unrealized gains on securities account within stockholders' equity. Comprehensive income (loss) for the periods ended September 30, 1998 and 1997, consists of (dollars in thousands):

                                                              Three Months                          Nine Months
                                                          Ended September 30,                   Ended September 30,
                                                   ------------------------------------ -------------------------------------
                                                        1998               1997               1998                1997
                                                   ----------------  ------------------ ------------------  -----------------

     Net income (loss)...........................   $       4,725      $     (98,451)     $      13,499       $    (121,686)

     Other comprehensive income, net of tax:
          Unrealized  gains on  securities,
          net of reclassification adjustment.....           5,307             32,097              7,807              45,559
                                                    -------------      -------------      -------------       -------------

     Comprehensive income (loss).................   $      10,032      $     (66,354)     $      21,306       $     (76,127)
                                                    =============      =============      =============       =============

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

         On September 10, 1998, Local Financial Corporation announced plans to merge Local America Bank of Tulsa into its parent company, Local Federal Bank, and operate under one name as Local Federal Bank. The merger will result in no loss of services or branch closures. The merger will be accounted for "as-if a pooling of interests" for a combination of entities under common control. The Office of Thrift Supervision ("OTS") deemed the application complete effective October 1, 1998. Absent further action by the OTS, the application will be automatically approved on November 30, 1998.

         The information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and is subject to the safe harbor created by that Reform Act. The words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results to differ materially include, but are not limited to: risks related to the Company's acquisition strategy, including risks of adversely changing results of operations and factors affecting the Company's ability to consummate further acquisitions; changes in general economic and business conditions; changes in market rates of interest; changes in the laws and regulations applicable to the Company; the risks associated with the bank's Non-Traditional lending (loans other than single-family residential mortgage loans such as multifamily, real estate acquisition and development, commercial, warehouse and mortgage servicing rights loans); risks associated with the Company's Year 2000 compliance effort and those of its significant vendors and large commercial borrowers; and changes in business strategies and other factors as discussed in the Company's Form 10-K Transition Report for the period ended December 31, 1997, as filed with the SEC.


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1997 TO SEPTEMBER 30, 1998

         General. On October 22, 1997, the Company and its subsidiary bank, Local America Bank of Tulsa, FSB ("Local America"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Green Country Banking Corporation ("Green Country") and its wholly-owned subsidiary, Green Country Bank, FSB ("Green Country Bank"), pursuant to which Green Country would be merged with and into the Company, with the Company as the surviving corporation, and in connection therewith, Green Country Bank would be merged with and into Local America (collectively, the "Merger"). The Merger was consummated on February 16, 1998, and in connection therewith, each outstanding share of common stock and preferred stock of Green Country was converted into 27.907 and 4,150.27 newly-issued shares, respectively, of the Company's Common stock. As a result of the foregoing, an aggregate of 837,209 shares of the Company's Common stock were issued in connection with the Merger to the three existing shareholders of Green Country, which included Edward A. Townsend, Chairman and Chief Executive Officer of the Company, and Jan A. Norton, President and Chief Operating Officer of the Company. The Merger was accounted for under the purchase method of accounting. On February 16, 1998, Green Country Bank operated out of three full-service offices located in Miami, Grove and Commerce, Oklahoma and had consolidated assets, liabilities, deposits and stockholders' equity of $104.6 million, $99.6 million, and $79.0 million and $5.0 million, respectively.

         On June 18, 1998, Local Financial Corporation announced that its wholly-owned subsidiary, Local Federal Bank, F.S.B., had entered into a definitive agreement to acquire BankSouth Corporation, a Lawton, Oklahoma bank holding company, for approximately $20.6 million in cash, which includes the redemption of its preferred stock. BankSouth is the holding company of Citizens Bank, which has five branches in Lawton, Oklahoma and one in Norman, Oklahoma. BankSouth had total assets, liabilities, deposits and stockholders' equity of approximately $177.5 million, $167.8 million, $159.7 million and $9.7 million, respectively, as of September 30, 1998. The acquisition was completed on October 9, 1998 and is reflected for accounting purposes in the Company's Consolidated Statement of Financial Condition as of September 30, 1998. The acquisition was accounted for under the purchase method of accounting.

         Giving effect to the acquisitions of Green Country and BankSouth which occurred during the period, total assets increased by $225.0 million or 12.0% during the nine months ended September 30, 1998. The net increase resulted primarily from an increase in loans receivable of $301.4 million or 31.6%, an increase in securities available for sale of $99.8 million or 19.3%, and an increase in intangible assets resulting from the Green Country and BankSouth acquisitions discussed above. These increases were offset by a decrease in securities purchased under agreements to resell of $178.0 million or 100% as the Company liquidated its short-term investment portfolio. Total liabilities increased $194.7 million or 10.8% from December 31, 1997 to September 30, 1998. During the period the Company selectively adjusted deposit rates which caused some rate-sensitive movement of funds, primarily in the time deposit area, where deposits fell $23.2 million or 1.8%. This outflow was offset by an increase in demand deposits of $100.0 million or 40.5% and by an increase in borrowings from the Federal Home Loan Bank of Topeka (the "FHLB") of $102.4 million or 127.8%.

         Excluding the effect of the acquired institutions, the Company's total assets, deposits and total liabilities declined $57.1 million or 3.0%, $155.7 million or 9.7% and $73.4 million or 4.1%, respectively, during the period.

         Stockholders' equity increased $30.3 million or 36.7% from December 31, 1997 to September 30, 1998 primarily as a result of net income during the period and an increase in additional paid-in-capital of $9.0 million which resulted from the shares issued in connection with the Company's acquisition of Green Country on February 16, 1998 at which point the Company issued 837,209 new shares of Common stock to purchase the net assets of Green Country.


DISCUSSION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         General. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, which consist primarily of loans receivable, mortgage-backed and other investments securities and various short-term investments, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. The Company's results of operations have also been significantly affected by the net costs of hedging its interest rate exposure; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; the level of its noninterest income, including deposit related income, loan fees and service charges and net gains (losses) on sales of assets; the level of its noninterest expense, such as compensation and employee benefits, equipment and data processing expense and occupancy expense; and provisions (benefits) for income taxes.

         Net Income (Loss). The Company reported net income (loss) of $13.5 million and $(121.7) million during the nine months ended September 30, 1998 and September 30, 1997, respectively. The net loss reported for the nine months ended September 30, 1997 was attributable to the $151.6 million in losses on sale of securities and liquidation of related hedges, and the $44.0 million of provision for loan loss taken in association with the indirect lending auto portfolio which was subsequently sold as of December 1997 by new management.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

     The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------  -------------------------------------
                                                                   1998                                     1997
                                                  ----------------------------------------  -------------------------------------
                                                                                 AVERAGE                                  AVERAGE
                                                    AVERAGE                       YIELD/      AVERAGE                      YIELD/
                                                    BALANCE       INTEREST         COST       BALANCE      INTEREST        COST
                                                  -----------    -----------     -------    -----------    ---------      -------
                                                                                  (Dollars in Thousands)

Interest-earning assets:
     Loans receivable (1)                         $ 1,160,814     $ 23,754      8.19%    $ 1,014,860    $ 25,810     10.17%
     Securities (2)                                   606,840       11,572      7.63%      1,346,456      20,084      5.97%
     Repurchase Agreements                               --           --         --            7,837         109      5.52%
     Other earning assets (3)                          65,575        1,060      6.41%         97,502       1,450      5.90%
                                                  -----------     --------    ------     -----------    --------    ------
         Total interest-earning assets              1,833,229       36,386      7.87%      2,466,655      47,453      7.63%
                                                  -----------     --------    ------     -----------    --------    ------
Noninterest-earning assets                             91,925                                 75,523
                                                  -----------                            -----------
         Total assets                             $ 1,925,154                            $ 2,542,178
                                                  ===========                            ===========
Interest-bearing liabilities:
     Deposits:
         Transaction accounts (4)                     269,761        1,603      2.36%        278,110       1,820      2.60%
         Term certificates of deposit               1,194,305       16,194      5.38%      1,309,864      18,703      5.66%
                                                  -----------     --------    ------     -----------    --------    ------
            Total interest bearing deposits         1,464,066       17,797      4.82%      1,587,974      20,523      5.13%
     Borrowings:
         FHLB advances                                155,502        2,187      5.58%        642,133      11,893      7.35%
         Securities sold under agreements to
            repurchase & other                           --           --         --          110,470       2,073      7.44%
         Promissory note payable                         --           --         --            5,181         108      8.27%
         Senior Notes                                  80,000        2,367     11.81%         19,130         584     11.81%
                                                  -----------     --------    ------     -----------    --------    ------
            Total interest-bearing liabilities      1,699,568       22,351      5.22%      2,364,888      35,181      5.90%
                                                  -----------     --------    ------     -----------    --------    ------
Noninterest-bearing liabilities                       118,742                                 86,124
                                                  -----------                            -----------
            Total liabilities                       1,818,310                              2,451,012
Stockholders' equity                                  106,844                                 91,166
                                                  -----------                            -----------
            Total liabilities and stockholders'
               equity                             $ 1,925,154                            $ 2,542,178
                                                  ===========                            ===========
Net interest-earning assets                       $   133,661                            $   101,767
                                                  ===========                            ===========
Net interest income/interest rate spread                          $ 14,035      2.65%                   $ 12,272      1.73%
                                                                  ========    ======                    ========    ======
Net interest margin                                                             3.04%                                 1.97%
                                                                              ======                                ======
Ratio of average interest-earning assets to
     average interest-bearing liabilities                                     107.86%                               104.30%
                                                                              ======                                ======


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------  -------------------------------------
                                                                   1998                                     1997
                                                  ----------------------------------------  -------------------------------------
                                                                                 AVERAGE                                  AVERAGE
                                                    AVERAGE                       YIELD/      AVERAGE                      YIELD/
                                                    BALANCE       INTEREST         COST       BALANCE      INTEREST        COST
                                                  -----------    -----------     -------    -----------    ---------      -------
                                                                                  (Dollars in Thousands)

Interest-earning assets:
     Loans receivable (1)                         $ 1,102,531    $    68,652       8.30%    $ 1,046,195    $  80,346       10.24%
     Securities (2)                                   567,289         31,230       7.34%      1,501,373       67,132        5.96%
     Repurchase Agreements                             94,082          3,947       5.61%         12,821          557        5.81%
     Other earning assets (3)                          61,520          3,073       6.68%         67,834        2,982        5.88%
         Total interest-earning assets              1,825,422        106,902       7.83%      2,628,223      151,017        7.68%
                                                  -----------    -----------     ------     -----------    ---------      ------
Noninterest-earning assets                            101,107                                    80,624
                                                  -----------                               -----------
         Total assets                             $ 1,926,529                               $ 2,708,847
                                                  ===========                               ===========
Interest-bearing liabilities:
     Deposits:
         Transaction accounts (4)                     272,410          5,154       2.53%        270,722        5,517        2.72%
         Term certificates of deposit               1,253,801         51,042       5.44%      1,337,314       56,878        5.69%
            Total interest bearing deposits         1,526,211         56,196       4.92%      1,608,036       62,395        5.19%
     Borrowings:
         FHLB advances                                108,310          5,024       6.20%        685,522       36,982        7.21%
         Securities sold under agreements to
            repurchase & other                           --              251       --           215,984       11,849        7.33%
         Promissory note payable                         --              --        --            11,789          570        6.46%
         Senior Notes                                  80,000          7,107      11.81%          6,447          584       11.81%
                                                  -----------    -----------     ------     -----------    ---------      ------
            Total interest-bearing liabilities      1,714,521         68,578       5.35%      2,527,778      112,380        5.94%
                                                  -----------    -----------     ------     -----------    ---------      ------
Noninterest-bearing liabilities                       112,234                                    82,909
                                                  -----------                               -----------
            Total liabilities                       1,826,755                                 2,610,687

Stockholders' equity                                   99,774                                    98,160
                                                  -----------                               -----------
            Total liabilities and stockholders'
               equity                             $ 1,926,529                               $ 2,708,847
                                                  ===========                               ===========

Net interest-earning assets                       $   110,901                               $   100,445
                                                  ===========                               ===========
Net interest income/interest rate spread                         $    38,324    $  2.48%                   $  38,637        1.74%
                                                                 ===========    =======                    =========      ======
Net interest margin                                                                2.81%                                    1.97%
                                                                                =======                                   ======
Ratio of average interest-earning assets to
     average interest-bearing liabilities                                        106.47%                                  103.97%
                                                                                =======                                   ======

----------

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




                                      10a

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

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                  COMPARED TO THREE MONTHS ENDED
                                                    -------------------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO
                                                    ---------------------------------------
                                                                                     RATE/     TOTAL NET INCREASE
                                                       RATE          VOLUME         VOLUME         (DECREASE)
                                                    ---------      ---------      ---------    ------------------

                                                                   (Dollars in Thousands)

Interest-earning assets:
    Loans receivable                                $  (5,043)     $   3,712      $    (725)     $  (2,056)
    Debt securities                                     5,592        (11,032)        (3,072)        (8,512)
    Repurchase Agreements                                (109)          (109)           109           (109)
    Other earning assets                                  126           (475)           (41)          (390)
                                                    ---------      ---------      ---------      ---------
Total net change in income on interest-earning
    assets                                                566         (7,904)        (3,729)       (11,067)
                                                    ---------      ---------      ---------      ---------

Interest-bearing liabilities:
    Deposits:
      Transaction accounts                               (167)           (55)             5           (217)
      Term certificates of deposit                       (942)        (1,650)            83         (2,509)
                                                    ---------      ---------      ---------      ---------
        Total deposits                                 (1,109)        (1,705)            88         (2,726)
    Borrowings:
      FHLB advances                                    (2,862)        (9,013)         2,169         (9,706)
      Securities sold under agreements to
        repurchase and other                           (2,073)        (2,073)         2,073         (2,073)
      Promissory note payable                            (108)          (108)           108           (108)
      Senior Notes                                       --            1,797            (14)         1,783
                                                    ---------      ---------      ---------      ---------
Total net change in expense on interest-bearing
    liabilities                                        (6,152)       (11,102)         4,424        (12,830)
                                                    =========      =========      =========      =========
Change in net interest income                       $   6,718      $   3,198      $  (8,153)     $   1,763
                                                    =========      =========      =========      =========

                                                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                            COMPARED TO NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1997
                                                    -------------------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO
                                                    ---------------------------------------
                                                                                     RATE/     TOTAL NET INCREASE
                                                       RATE          VOLUME         VOLUME         (DECREASE)
                                                    ---------      ---------      ---------    ------------------

                                                                   (Dollars in Thousands)

Interest-earning assets:
    Loans receivable                                $ (15,202)     $   4,327      $    (819)        $ (11,694)

    Debt securities                                    15,521        (41,766)        (9,657)          (35,902)
    Repurchase Agreements                                 (19)         3,530           (121)            3,390
    Other earning assets                                  406           (278)           (37)               91
                                                    ---------      ---------      ---------         ---------

Total net change in income on interest-earning
    assets                                                706        (34,187)       (10,634)          (44,115)
                                                    ---------      ---------      ---------         ---------

Interest-bearing liabilities:
    Deposits:
      Transaction accounts                               (395)            35             (3)          (363)
      Term certificates of deposit                     (2,436)        (3,552)           152         (5,836)
                                                    ---------      ---------      ---------         ---------
        Total deposits                                 (2,831)        (3,517)           149         (6,199)
    Borrowings:
      FHLB advances                                    (5,184)       (31,139)         4,365        (31,958)
      Securities sold under agreements to
        repurchase and other                          (11,849)       (11,849)        12,100        (11,598)
      Promissory note payable                            (570)          (570)           570           (570)
      Senior Notes                                       --            6,588            (65)         6,523
                                                    ---------      ---------      ---------         ---------

Total net change in expense on interest-bearing
    liabilities                                       (20,434)       (40,487)        17,119        (43,802)
                                                    ---------      ---------      ---------         ---------
Change in net interest income                       $  21,140      $   6,300      $ (27,753)     $    (313)
                                                    =========      =========      =========      =========



                                      10b

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $38.3 million and $38.6 million during the nine months ended September 30, 1998 and September 30, 1997, respectively, remaining relatively stable but declining by $313,000 or 0.81% in the comparative periods. Similarly, net interest and dividend income totaled $14.0 million and $12.3 million during the three months ended September 30, 1998 and September 30, 1997, respectively, increasing $1.7 million or 14.4% in the comparative periods. The decline in the nine month period was due to a significant decline in the average balance of securities, which is attributable to the sale of such securities. The effect on interest income of the declining average balance of securities in both the nine month and three month comparative periods was offset by significant declines in the average balances of interest-bearing liabilities primarily advances from the Federal Home Loan Bank of Topeka ("FHLB") and securities sold under agreements to repurchase. The average balance of advances from FHLB and securities sold under agreements to repurchase declined $577.2 million or 84.2% and $216.0 million or 100%, respectively, during the nine months ended comparative periods. Similarly, the average balance of these same interest bearing liabilities declined $486.6 million or 75.8% and $110.5 million or 100%, respectively, in the three months ended comparative periods. Also, lower yields in the loan portfolio were offset by higher yields in the securities portfolio and other earning assets resulting in increased yields overall on interest earning assets during both the nine month and three months comparative periods.

         During the nine months ended September 30, 1998 as compared to the same period in 1997, the yield on the Company's interest earning assets increased 15 basis points while the cost of the interest bearing liabilities decreased 59 basis points resulting in an increase in the Company's net interest spread and net interest margin of 74 and 84 basis points, respectively. Likewise during the three months ended September 30, 1998, the Company's yield on interest earning assets increased 24 basis points while the cost of the interest bearing liabilities decreased 68 basis points as compared to the same period in 1997.

         Interest Income. Total interest and dividend income decreased by $44.1 million or 29.2% during the nine months ended September 30, 1998, as compared to the same period in the prior year and declined by $11.1 million or 23.3% during the three months ended September 30, 1998 as compared to the same period in the prior year. Interest income on loans receivable decreased by $11.7 million or 14.6% during the nine months ended September 30, 1998 as compared to the same period in the prior year and decreased by $2.1 million or 8.0% during the three months ended September 30, 1998 as compared to the same period in the prior year. The decrease in interest on loans receivable was due to a reduction in the average yield. This decline in the average yield reflected, in part, the December 1997 sale of the Company's indirect automobile portfolio which carried higher yields than traditional real estate secured loans and the generally lower rate environment overall as higher yielding loans are being paid off and replaced by lower yielding originations in both the commercial and residential lending portfolios.

         Interest income on investments (which include mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and, during fiscal 1997, interest rate caps and floors and Student Loan Marketing Association preferred stock) declined by $32.4 million or 45.9% during the nine months ended September 30, 1998 as compared to the same period in the prior year and declined by $9.0 million or 41.6% during the three months ended September 30, 1998 as compared to the same period in the prior year. The decline in interest income on such investments during the nine and three months ended September 30, 1998 was primarily due to the decline in the average balance of securities of $859 billion and $779 million, respectively, during each of the comparative periods. During the nine months ended September 1997, the Company reduced its securities holdings (primarily its COFI-based CMOs) through bulk sale transactions which resulted in the sale of $1.2 billion par of securities during the period. During the nine months ended September 1997 and in connection with the Private Placement and the Redemption, new management accelerated the disposition of its securities portfolio, particularly its COFI-based CMOs, and determined that its remaining CMO portfolio was "other than temporarily impaired" in accordance with SFAS No. 115 and, pursuant to GAAP, wrote-down the portfolio to market value. During the nine months ended September 30, 1998, the Company sold $37.9 million par of its remaining COFI-based portfolio.

         Interest Expense. Total interest expense declined by $43.8 million or 39.0% during the nine months ended September 30, 1998 as compared to the same period in the prior year. Similarly, total interest expense declined by $12.8 million or 36.5% during the three months ended September 30, 1998 as compared to the same period in the prior year. Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, declined by $6.2 million or 9.9% during the nine months ended September 30, 1998 and $2.7 million or 13.3% during the three months ended September 30, 1998 as compared to the same period in the prior year. The decline in interest expense on deposits was a result of the decline in average balances during the period as well as lower rates being paid overall.

         Interest expense on FHLB advances declined by $29.4 million or 85.4% during the nine months ended September 30, 1998 as compared to the same period in the prior year. During the three months ended September 30, 1998, interest expense on FHLB advances decreased $7.2 million or 76.6% as compared to the same period in the prior year. The decline in interest expense on borrowings was a function primarily of a declining balance of borrowings as well as, to a lesser extent, lower rates available at the FHLB. However, at September 30, 1998, the Company had increased its FHLB borrowings to fund the increased commercial lending activity and to cover deposit outflows. Interest expense on reverse repurchase agreements decreased $14.1 million or 98.26% during the nine months ended September 30, 1998 and $4.6 million or 100% during the 3 months ended September 30, 1998 as compared to the same periods in the prior year.

         During the nine months ended September 30, 1998, interest expense of $7.1 million on notes payable consisted of interest accrued with respect to the Senior Notes. During the nine months ended September 30, 1997, interest expense on notes payable included $570,000 of interest paid on a promissory note payable to Isabel Collier Read. On September 8, 1997, in connection with the closing of the Private Placement and the Redemption Transactions, the Company issued $80.0 million of Senior Notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually).

         Provision for Loan Losses. The Company established provisions for loan losses of $950,000 and $44.0 million during the nine months ended September 30, 1998 and September 30, 1997, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $793,000 and $15.8 million. Allowances acquired, as a result of the acquisitions of Green Country and BankSouth, were $4.0 million and $3.3 million, respectively, and are reflected in the allowance at September 30, 1998. The provisions established during the nine months ended September 30, 1997 were intended primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. At December 31, 1997, the Company's portfolio of such indirect automobile loans had been sold. The provisions established during the nine months ended September 30, 1998 were a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships. Management will continue to review its loan loss allowance as the Company's loan portfolio grows and diversifies to determine if changes to the policy and resulting allowance for loan loss are necessary.

         Noninterest Income. Total noninterest income (loss) amounted to $10.2 million and $(141.9) million during the nine months ended September 30, 1998 and September 30, 1997, respectively. Total noninterest income (loss) amounted to $3.6 million and $(122.6) million during the three months ended September 30, 1998 and September 30, 1997, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. The noninterest income (losses) recognized during the nine months ended September 30, 1997 and the three months ended September 30, 1997 primarily related to losses incurred on the sale of securities and the liquidation of related hedges. During the three month period ended September 30, 1997, this amounted to $(125.5) million of losses. These sales continued through December 31, 1997 as new management, pursuant to the strategy outlined in the Private Placement Memorandum, dramatically restructured the balance sheet of the Company. Specifically, during the quarter ended September 30, 1997, the Company (1) liquidated the hedging contracts previous management had entered into in an attempt to reduce the Company's exposure to interest rates, (2) sold the majority of its COFI-based CMO portfolio, and (3) wrote-down the remaining COFI-based CMO portfolio to reflect market values. Net gains on sale of assets recognized during the nine month period ended September 30, 1998 of $535,000 came as a result of the Company's sale of COFI-based CMOs, fixed-rate mortgages and consumer loans. The principal source of noninterest income consists of fees associated with depository transaction accounts and loan fees and loan service charges. The noninterest income recognized during the nine months ended September 30, 1998 is reflective of the core noninterest income potential of the Company as this was the first full nine months of operations occurring subsequent to the balance sheet restructuring discussed above.

         Noninterest Expense. Total noninterest expense decreased by $6.8 million or 20.5% during the nine months ended September 30, 1998 and $3.9 million or 28.6% during the three months ended September 30, 1998 as compared to the same periods in the prior year. The increased other noninterest expense during 1997 primarily reflected nonrecurring charges which were related to the Private Placement and the Redemption which was consummated on September 8, 1997. During the nine months ended September 30, 1997, the Company reported provisions of $2.7 million as the Company reassessed its potential liability with respect to a pending dispute with the FDIC regarding amounts owed by Local America to the FDIC under the 1989 Assistance Agreement between Local America and the Federal Savings and Loan Insurance Corporation (the "FDIC Dispute"). While there was a decline in noninterest expense overall, there were increases in compensation and employee benefits of $802,000 or 7.10% and $600,000 or 15.5% during the nine month period ended September 30, 1998 and the three month period ended September 30, 1998, respectively, when compared to the same periods in the prior year. The increases came primarily as a result of the staffing necessary to support the expansion of the loan production base to include commercial business lending.

         Provision (Benefit) for Income Taxes. During the nine months ended September 30, 1998, the Company recorded $7.4 million of provision for income taxes. At September 30, 1998, the Company had approximately $25.0 million and $180.0 million of net operating loss carryforwards available for federal and state income tax purposes, respectively. The Federal net operating loss carryforwards expire in 2013. The State net operating loss carryforwards expire in varying amounts between 2006 and 2013. A valuation allowance for all available State net operating loss carryforwards has been established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for Federal income tax purposes will be realized. The change in ownership of the Company did not result in a limitation on the utilization of the net operating losses.


ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is comprised of the Chief Executive Officer, the President, the Chief Financial Officer, the Treasurer, the Director of Retail Operations and the Director of Commercial Real Estate of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Management Committee meets at least monthly and reviews, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities and prepayments of loans, investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports to the full Board of Directors.

         One of the primary goals of the Company's Asset/Liability Management Committee is to effectively increase the duration of the Company's liabilities and/or effectively contract the duration of the Company's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Company's balance sheet, or externally by adjusting the duration of the Company's assets and/or liabilities through the use of hedging contracts, such as interest rate swaps, caps and floors. Although the Company has in the past hedged its interest rate exposure externally through the use of various hedging contracts, the Company's current strategy is to hedge internally through the use of core transaction deposit accounts, which are not as rate sensitive as other deposit instruments, and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as adjustable rate U.S. Government agency mortgage-backed securities, short-term U.S. Government agency securities and commercial and consumer loans. There were no hedging contracts outstanding at September 30, 1998 or during the nine months then ended.

         The Asset/Liability Management Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1998, based on the information and assumptions set forth in the notes below:

                                                                                    More Than
                                                     Three to       More Than      Three Years
                                    Within Three      Twelve       One Year to       to Five        Over Five
                                       Months         Months       Three Years        Years           Years          Total
                                       ------         ------       -----------        -----           -----          -----
                                                                     (Dollars in Thousands)

Interest-earning assets(1):
   Loans receivable(2)              $   320,675    $   265,423     $   245,250     $   220,884     $   234,161    $ 1,286,393
   Securities(3)                        371,670         47,450          89,864          37,903          55,390        602,277
   Other interest-earning
     assets(4)                           99,651           --              --              --              --           99,651
                                    -----------    -----------     -----------     -----------     -----------    -----------
         Total                      $   791,996    $   312,873     $   335,114     $   258,787     $   289,551    $ 1,988,321
                                    ===========    ===========     ===========     ===========     ===========    ===========

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      Accounts                      $    26,936    $    35,513     $    64,554     $    39,314     $    72,047    $   238,364
    Passbook accounts                     2,616          7,847          16,757          12,414          35,479         75,113
    Certificates of deposit             407,987        571,329         260,291          22,877             609      1,263,093

Borrowings:
   FHLB advances                         12,510        130,000            --            40,000              34        182,544
   Senior Notes                            --             --              --              --            80,000         80,000
                                    -----------    -----------     -----------     -----------     -----------    -----------
         Total                      $   450,049    $   744,689     $   341,602     $   114,605     $   188,169    $ 1,839,114
                                    ===========    ===========     ===========     ===========     ===========    ===========

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities        $   341,947    $  (431,816)    $    (6,488)    $   114,182     $   101,382    $   149,207
                                    ===========    ===========     ===========     ===========     ===========    ===========

Cumulative excess (deficiency)
of interest-earning assets over     $   341,947    $   (89,869)    $   (96,357)    $    47,825     $   149,207    $   149,207
                                    ===========    ===========     ===========     ===========     ===========    ===========
interest-bearing liabilities

Cumulative excess (deficiency)
of interest-earning assets over
interest-bearing liabilities
as a percent of total assets              16.23%         (4.27)%         (4.57)%          2.27%           7.08%          7.08%
                                    ===========    ===========     ===========     ===========     ===========    ===========


(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature. Fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, and adjusted to take into account estimated prepayments based on, among other things, historical performance.

(2) Balances have been reduced for nonaccrual loans, which amounted to $1.5 million at September 30, 1998.

(3) Does not include unrealized gain on securities classified as available for sale of $15.61 million.

(4) Comprised of cash and due from banks, deposits with other banks, repurchase agreements and FHLB stock.

(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts.


LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB and other short and long-term borrowings.

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 1998, the Company had $313.0 million in borrowing capacity under a collateralized line of credit with the FHLB, of which $182.5 million was outstanding as of such date. The Bank does not currently accept brokered deposits as a source of liquidity and does not anticipate a change in this practice in the foreseeable future.

         At September 30, 1998, the Company had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $113.8 million. Certificates of deposit which are scheduled to mature within one year totaled $979.3 million at September 30, 1998, and borrowings which are scheduled to mature or reprice within the same period amounted to $142.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         As of March 1, 1998, the Company began making interest payments on its Senior Notes. The Senior Notes have an annual debt service requirement of $8.8 million (or $4.4 million for each semi-annual period). The Company anticipates that it will have sufficient funds available to meet the annual debt service requirement.

         Capital Resources. Federally insured savings institutions such as the Banks are required to maintain minimum levels of regulatory capital. The following table reflects the Banks' actual levels of regulatory capital and applicable regulatory capital requirements at September 30, 1998.

                                      MINIMUM
                                    REQUIRED(4)                     ACTUAL                        EXCESS
                                    -----------                     ------                        ------
                              PERCENT        AMOUNT         PERCENT        AMOUNT         PERCENT        AMOUNT
                              -------        ------         -------        ------         -------        ------
                                                            (DOLLARS IN THOUSANDS)
Local Federal:
   Tangible capital            1.50%         $ 30,883        7.29%        $ 150,085        5.79%        $ 119,202
   Core capital (1)            3.00%           61,786        7.32%          150,728        4.32%           88,942
   Risk-based capital(2)(3)    8.00%           98,000       13.04%          159,688        5.04%           61,688

Local America:
   Tangible capital            1.50%            9,931       16.93%          112,064       15.43%          102,133
   Core capital (1)            3.00%           19,862       16.93%          112,064       13.93%           92,202
   Risk-based capital(2)(3)    8.00%           39,517       23.89%          117,989       15.89%           78,472

(1) Does not reflect amendments, proposed by the OTS in April 1991, which would increase this requirement to between 4% and 5%.

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


YEAR 2000 COMPLIANCE

         The Year 2000 could have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that the majority of its reprogramming will be completed by

December 31, 1998 and testing efforts will be substantially concluded by March 31, 1999. Further validation through testing will be conducted throughout calendar year 1999.

         The Company does not rely on in-house data processing or computer programming for its main frame banking applications. The Company's primary data processing vendor, AllTel, Inc., has a history of producing high quality banking applications and has assured the Company that its core applications will be capable of handling the Year 2000. The Company will be testing these applications in its own environment to validate these assurances.

         Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's vendors and large commercial borrowers to certify that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. Furthermore, information has been provided to large commercial borrowers regarding the potential business risks associated with the Year 2000 issue. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

         The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all its information technology and non-information technology equipment by December 31, 1998 and will then address the Year 2000 compliance of such equipment.

         Testing and remediation of all of the Company's systems and applications is expected to incrementally cost approximately $250,000 from inception in calendar year 1997 through completion in calendar year 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

         The Company does not believe the costs and efforts related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical vendors and large commercial borrowers, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" for Quantitative and Qualitative Disclosures about Market Risk.


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company has filed a lawsuit against the Selling Shareholders in the United States District Court for the Western District of Oklahoma in order to collect amounts it believes the Selling Shareholders owe to the Company pursuant to the Redemption Agreement with regard to losses experienced by the Company in liquidating the Company's hedging contracts and to determine any purchase price adjustment that must be made after final determination of the Adjusted Closing Equity of the Company as of the September 8, 1997 closing date of the redemption. Pursuant to the Redemption Agreement, if the Company's unaudited consolidated stockholders' equity (after adding back to total stockholders' equity, as determined on the September 8, 1997 Closing Date Balance Sheet, (i) any provisions for loan losses recognized by the Company after May 31, 1997,
(ii) the amount of any unrealized loss on COFI-based CMOs categorized as available for sale under SFAS No. 115, (iii) the after-tax amount of certain losses on the sale of available for sale CMOs during June of 1997, and (iv) certain legal fees and expenses incurred by the Company in connection with the Private Placement and the Redemption, as adjusted (the "Adjusted Closing Equity") as of September 8, 1997, was less than $144.5 million, then the Purchase Price would be reduced by the amount of such shortfall and the Selling Shareholders would, in such event, have to pay to the Company the amount of such shortfall. If, on the other hand, the Adjusted Closing Equity is determined to be greater than $144.5 million, then the Purchase Price would be increased by the amount of such excess, and the Company would have to pay the Selling Shareholders such excess.

         The Company and the Selling Shareholders were unable to agree on the amount of total stockholders' equity in the Closing Date Balance Sheet prepared as of September 8, 1997, and in accordance with the procedures set forth in the Redemption Agreement, the matter was referred to binding arbitration before an independent certified public accountant who was designated for this purpose by the U. S. District Judge presiding over the above-referenced lawsuit in the United States District Court for the Western District of Oklahoma. The arbitrator rendered his decision to the Court and the parties on September 18, 1998, determining the amount of the total stockholders' equity in the Final Closing Date Balance of the Company as of September 8, 1997.

         It is anticipated that the parties or the Court will now determine the Adjusted Closing Equity of the Company, however, it is not known at this time when this will occur or whether further litigation will be necessary to finally adjudicate the Adjusted Closing Equity. Based on the arbitrator's determination of the amount of total stockholders' equity, the Company anticipates that it will be obligated to pay an amount of less than $400,000 to the Selling Shareholders as additional purchase price under the Redemption Agreement upon such final determination of Adjusted Closing Equity.

         There have not been any other material developments to date in any of the other legal proceedings previously disclosed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         Exhibit 2.1 - Merger Agreement by and between BankSouth Corp., Citizens Bank, Local Federal Bank, F.S.B. and certain Control Group Shareholders named therein dated June 18, 1998

         Exhibit 27 - Financial Data Schedule

         b.       Reports on Form 8-K

         On September 10, 1998, Local Financial Corporation announced plans to merge Local America Bank of Tulsa into its parent company, Local Federal Bank, and operate under one name as Local Federal Bank. The merger will result in no loss of services or branch closures. The merger is subject to regulatory approval and will be accounted for "as-if a pooling of interests" for a combination of entities under common control.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LOCAL FINANCIAL CORPORATION


Date:     November 13, 1998          By /s/ Edward A. Townsend
                                     ---------------------------------------
                                     Edward A. Townsend
                                     Chairman of the Board
                                     Chief Executive Officer


                                     LOCAL FINANCIAL CORPORATION


Date:     November 13, 1998          By /s/ Richard L. Park
                                     ---------------------------------------
                                     Richard L. Park
                                     Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT                              DESCRIPTION
-------                              -----------

2.1      Merger Agreement by and between BankSouth Corp., Citizens Bank, Local
         Federal Bank, F.S.B., and certain Control Group Shareholders named therein dated June 18, 1998

27       Financial Data Schedule