Form 10-K
period 1998-12-31
LOCAL FINANCIAL CORP /NV
filed 1999-03-30
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1998
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (D) of the Securities Exchange Act of 1934

                         Commission File Number: 1-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        65-0424192
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

             3601 N. W. 63rd
            Oklahoma City, OK                                     73116
          (Address of Principal                                 (Zip Code)
           Executive Offices)

       Registrant's telephone number, including area code: (405) 841-2100

           Securities registered pursuant to Section 12(b) of the Act:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                              SENIOR NOTES DUE 2004
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                 NOT APPLICABLE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1999, the aggregate value of the 20,032,429 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 504,780 shares held by all directors and executive officers of the Registrant as a group, was approximately $195 million. This figure is based on the last known trade price of $9.75 per share of the Registrant's Common Stock on March 19, 1999.

Number of shares of Common Stock outstanding as of March 19, 1999: 20,537,209

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         General. Local Financial Corporation ("Local Financial" or the "Company") is the holding company for Local Federal Bank, F.S.B., a federally chartered stock savings bank, ("Local" or the "Bank"). Effective March 31, 1999, the Bank changed its name to Local Oklahoma Bank, F.S.B. The Company was chartered in 1992 as a Delaware corporation. Local Financial and the Bank are headquartered in Oklahoma City, Oklahoma. The Bank is the oldest and largest savings institution in Oklahoma. It was organized in 1908 under the name Local Building and Loan Association, changed to a federal mutual charter in 1935 and converted to the stock form of organization in 1983. The Company and the Bank have filed applications with the Federal Reserve System and the Comptroller of the Currency, respectively, to cause the Bank to be converted to a national bank. References to the "Bank" or "Local" refer to Local and its subsidiaries on a consolidated basis, as the context requires.

         At December 31, 1998, the Company had consolidated assets of $2.1 billion, substantially all of which is comprised of its 100% ownership interest in the Bank, consolidated liabilities of $2.0 billion, including consolidated deposits of $1.7 billion and consolidated stockholders' equity of $118.8 million.

         On June 16, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30th to December 31st.

         The Bank offers a full range of commercial banking products and related financial services through 50 branch offices within the state of Oklahoma. Its offices are primarily located in the State's major metropolitan areas of Oklahoma City, Tulsa and Lawton. The Bank is the largest savings institution and the fifth largest financial institution in Oklahoma based on deposits at May 20, 1998. Its deposits of $1.7 billion at December 31, 1998, represent approximately five percent of the Oklahoma market.* Local is presently regulated and examined by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

         The Company's executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087.

         New Management's Initiatives. In August 1997, a group led by Mr. Edward
A. Townsend, the Company's present Chairman, negotiated a purchase of the Company from the then owners. The Company financed the redemption of the prior owners' interest in the Company through a private placement of $197.0 million of common stock and $80.0 million of senior notes due 2004. The private placement and redemption were closed in September 1997. The Company subsequently registered the common stock and senior notes for public resale, and the common stock and senior notes began publicly trading on April 22, 1998.

         Strategy for Growth. Management believes the ongoing consolidation among financial institutions in Oklahoma has created significant gaps in the ability of large regional and nationwide banks to serve certain customers, primarily the Bank's targeted customer base of small and medium sized


----------

      * Information about institutional size and market share are based on data from an independent statistical reporting service based on deposits at May 20, 1998, the most recent data used by the reporting service.

businesses (up to $100 million in annual sales), professionals and other individuals. The Bank's business strategy is to provide its customers with the range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans and deposits.

         In pursuit of this strategy, the Bank has shifted its activities from those of a traditional savings and loan to those generally associated with a commercial bank. The Bank has increased its commercial and consumer lending and expects further increases in these areas. To attract and serve its commercial customers, the Bank in 1998 created a new corporate lending unit and added 38 commercial lending officers and supporting staff. The added lending officers have an average of 18 years experience in the banking industry and most have strong community ties and banking relationships. To increase consumer lending, the Bank has increased its advertising and made internal changes to standardize credit evaluations and reduce branch response times to customer loan applications. The Bank also has targeted increases in non-interest income, increases in lending activities rather than investing activities, and increases in direct lending rather than indirect lending.

         Local Financial also intends to grow through selective acquisitions. In February 1998, the Company acquired Green Country Bank, FSB, with three full-service locations in northeastern Oklahoma. In October 1998, the Bank acquired Citizens Bank, with six branch offices including five in Lawton, Oklahoma, which is in southwestern Oklahoma. Through these acquisitions, the Company acquired assets of $281.5 million, $270.2 million of liabilities, including $238.7 million of deposits, based on fair values as of the respective acquisition dates. The Company will continue to make selective acquisitions to increase its deposits and branch office locations.

         The prior owners had operated the Bank by emphasizing traditional savings institution products and services, indirect lending such as sub-prime automobile financing, the acquisition of residential mortgage packages, and a wholesale securities portfolio. New management has changed the Bank's activities significantly. Since the change in ownership, management has reduced the level of collateralized mortgage obligations ("CMOs") with interest rate adjustments tied to the 11th District Cost of Funds Index ("COFI"), eliminated all swap and hedging contracts which were used to manage interest rate risk and eliminated the Bank's portfolio of sub-prime, indirect automobile loans. While these measures reduced the Bank's assets by over $1 billion and resulted in substantial losses on the sale and write-down of assets, management believes the Bank's financial condition is greatly improved and it is better positioned for future growth. For the year ended December 31, 1998, the first full year of operations following management's restructuring initiatives, the Bank had net income of $18.4 million, growth in assets of $247.6 million and growth in stockholders' equity of $36.2 million. See Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

LENDING ACTIVITIES

         General. As the Bank shifts its activities from those of a traditional savings and loan to those generally associated with a commercial bank, it has focused increasingly on the origination of commercial business loans within the Oklahoma market. Because the amount of commercial loans that may be made by a savings institution are limited to twenty percent of its total assets, the Bank has chosen to convert to a national banking association in order to accommodate the rapid growth of its commercial loan portfolio. See "--Regulation of Federal Savings Institutions". It has pursued this market by adding experienced lending officers with strong community ties and banking relationships, many of whom have left regional or national banks in the growing industry consolidation and are attracted by the Bank's relationship-oriented approach. The Bank will continue its historical patterns of originating residential and consumer loans through its own branch network and, in the case of commercial real estate loans, through a network of real estate brokers, mortgage bankers and unaffiliated financial institutions.

         The following table presents information on the Bank's consolidated loan portfolio as of the dates indicated:

                                       December 31,                                 June 30,
                               --------------------------    --------------------------------------------------------
                                  1998           1997           1997           1996           1995           1994
                               -----------    -----------    -----------    -----------    -----------    -----------
                                                              (Dollars in Thousands)
Commercial (1)                 $   927,682    $   646,539    $   627,295    $   594,151    $   485,979    $   388,002
Residential real estate            344,565        281,565        281,606        280,264        281,986        291,706
Consumer                           101,738         38,717        114,925        146,107         40,408         18,391
Held for sale                       16,188          7,133          1,433            841            830         14,156
                               -----------    -----------    -----------    -----------    -----------    -----------
     Total loans                 1,390,173        973,954      1,025,259      1,021,363        809,203        712,255
Less:
     Allowance for loan            (27,901)       (20,484)       (11,435)        (3,228)        (4,593)        (3,689)
                               -----------    -----------    -----------    -----------    -----------    -----------
losses

       Loans receivable, net   $ 1,362,272    $   953,470    $ 1,013,824    $ 1,018,135    $   804,610    $   708,566
                               ===========    ===========    ===========    ===========    ===========    ===========

-------------------------

(1)      Includes loans secured by multi-family residential properties.

         Loan Origination and Review. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including direct customer solicitations, referrals from real estate brokers, mortgage bankers, unaffiliated financial institutions, existing customers, walk-in customers and advertising. In its present marketing efforts, the Bank emphasizes its customized personal service, competitive rates, and an efficient underwriting and approval process.

         The Bank has revised its underwriting procedures to streamline the credit approval process. It historically utilized a loan committee review procedure, which could take several weeks to approve a credit application. The Bank's increasing emphasis on commercial and consumer loans and its desire to meet customer needs require quicker response times. The Bank has implemented procedures that rely, in the case of residential real estate and consumer loans, on a credit scoring system and, in the case of commercial loans, on a peer or senior officer approval process, depending on the size of the loan. The Bank has also revised its credit review procedures to ensure the overall integrity of its loan portfolio. Management believes its credit approval and review processes are comparable to those used by other regional and national banks.

         Commercial Business Loans. At December 31, 1998, the Bank's commercial business loans amounted to $232.9 million or 16.8% of the total loan portfolio. Management believes this lending segment affords the Bank the greatest opportunity for market growth. At June 30, 1997, the Bank had no commercial business loans. The portfolio increase results from the Bank's creation in 1998 of a new corporate lending unit and the addition of 38 commercial lending officers and supporting staff. The added lending officers have an average of 18 years experience in the banking industry and most have strong community ties and banking relationships.

         Local's corporate lending activities are generally directed towards small to medium size Oklahoma companies with annual sales up to $100 million. Local's corporate lending division makes both secured and unsecured loans, although the majority of such lending is done on a secured basis. The average loan amount for new commercial business loans ranges from $1 to $3 million. Such loans are generally secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers. These loans are originated on both a one year line of credit basis and on a fixed-term basis ranging from one to five years. Commercial business loans generally have annual maturities and prime-based interest rates.

         The Bank imposes an in-house lending limit which is below the statutory lending limit. While the OTS statutory limit is 15% of an institution's unimpaired capital and surplus (or with respect to Bank, approximately $28.0 million at December 31, 1998), management of the Bank generally restricts single loans to $15 million in size, but may have exposure to any single borrower up to the legal lending limit.

         Commercial lending entails different and significant risks when compared to traditional thrift residential lending. These loans typically involve large loan balances to single borrowers and payment is typically dependent on the successful operation of the project or the borrower's business. These loans are also more likely to be adversely affected by unfavorable economic conditions. The Bank attempts to minimize its risk exposure by imposing stringent underwriting standards and continually monitoring the operation and physical condition of the collateral.

         Commercial Real Estate Loans. Under prior management, the Bank originated and purchased commercial real estate loans secured by properties located throughout the United States. While new management expects to continue the origination and purchase of commercial and multi-family residential loans throughout the United States, it plans to emphasize the origination and purchase of loans secured by multi-family and commercial real estate located within the State of Oklahoma and surrounding states. The Bank recently added an experienced commercial real estate lender with over 15 years of experience in the Oklahoma City market. As a result, the Bank has expanded its origination of commercial real estate loans within its local market area.

         As of December 31, 1998, commercial real estate loans (which include multi-family residential loans) amounted to $694.8 million or 50.0% of the Bank's total loan portfolio. The Bank originates loans directly and through a network of mortgage bankers and correspondent banks throughout the country with whom the Bank has relationships. All originations and purchases undergo a three-step underwriting and evaluation process. First, an initial review of the loan is conducted by the originator to determine conformity to guidelines and consistency with the Bank's lending philosophy. An indication of pricing and terms may be issued in the case of loans which have already been originated. Second, once the indication is accepted by the borrower and a completed application submitted, a detailed underwriting is conducted in which both the originator and the Bank's in-house appraiser conduct an onsite inspection and analysis. Property valuations are performed by the Bank's staff as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank generally requires title, hazard and, to the extent applicable, flood insurance on its security property. Rent rates are analyzed and compared to market rents, reported occupancy is checked against evidence onsite, environmental issues are identified and the appropriate level of investigation is conducted and a final credit write-up is prepared. Finally, the Bank's closing department reviews the totality of work, including completeness of analysis and documentation, title searches, borrower background checks, appraisal and environmental reports and other pertinent data. Only after these three broad steps is a final approval and disbursement made.

         The Bank originates both fixed-rate and adjustable-rate commercial real estate loans. Fixed-rate commercial real estate loans generally have terms to maturity of between five and ten years and amortize over a period of up to 30 years. Adjustable-rate commercial real estate loans have similar terms and interest rates which generally adjust every six months, one-year, three years and five years in accordance with a designated index (either the London Interbank Offer Rate, the prime rate quoted in the Wall Street Journal or U.S. Treasury rates).

         Loan-to-value ratios on commercial real estate loans are generally limited to a maximum of 80% for apartments and manufactured housing communities (loans on real estate as distinguished from manufactured homes), 75% on mini-storage units and multi-tenant warehouses, 70% for offices and 65% for hotels and retail properties.

         Single-Family Residential Real Estate Loans. At December 31, 1998, the Bank's single-family residential mortgage loan portfolio amounted to $344.6 million or 24.8% of the total loan portfolio. All of the Bank's single-family residential mortgage loans are secured by properties located in the State of Oklahoma. The majority of the single-family residential loan portfolio consist of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. The single-family residential loan portfolio was originated through a centralized residential loan origination center. The Bank intends to sell virtually all of its new single family loan originations.

         The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with market conditions and underwriting standards established by the Bank. The Bank's lending policies on single-family residential mortgage loans generally limit the maximum loan-to-value ratio to 95% of the lesser of the appraised value or purchase price of the property and generally all single-family residential loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

         The Bank offers fixed-rate and adjustable-rate single-family residential loans with terms of 15 to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         Consumer Loans. Consumer loans totaled $101.7 million or 7.3% of the total loan portfolio as of December 31, 1998 and consisted of home equity loans, deposit secured loans, guaranteed student loans, automobile finance loans and property improvement and personal loans. Local originates consumer loans bearing both fixed and prime-based interest rates, primarily with terms of up to five years, other than second mortgage loans which may have longer terms. Under the Bank's home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 100% at origination (although this is not typical of most loans). Loans are originated directly through the branch network. Management expects increases in the volume of consumer loans and has directed advertising campaigns and new products toward this market segment, as well as making internal changes at the branch level to increase customer responsiveness.

ASSET QUALITY

         Loan Delinquencies. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the 15th day after a payment is due (30th day in the case of commercial loans), at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days (30 days in the case of commercial loans), the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when it appears no other alternatives are available, legal action is instituted.

         Nonperforming Assets. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are written down when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Non-performing Assets and Allowances for Loan Losses".

         Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Bank continually through sales and rental activities, and by updated appraisals and other valuation methods when needed. The allowance for losses on assets acquired through foreclosure and repossession represents an amount which management believes will be adequate to absorb losses from the disposition and/or revaluation of these assets. Additions or reversals of the allowance for losses on assets acquired through foreclosure and repossession are provided as an expense or a benefit, respectively, through the provisions for uninsured risks and losses on assets acquired through foreclosure and repossession in the accompanying Consolidated Statements of Operations. The allowance for losses is charged or reduced as losses through sales or revaluations are incurred.

         Classified Assets. The Bank adheres to internal procedures and controls to review and classify its assets. All assets are reviewed on a periodic basis. If warranted, all or a portion of any assets exhibiting the characteristics of risk associated with specific classifications are assigned those classifications. To monitor loans and to establish loss reserves, the Bank classifies its assets into the following five categories: pass, special mention, substandard, doubtful, and loss. Under federal regulations, each insured savings institution must classify its assets on a regular basis. In connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets is a category established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to provide general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Allowance for Loan Losses. The Bank has established valuation allowances for estimated inherent losses in its loan portfolio by charging earnings for estimated losses on loans, including the related accrued interest, using a specific and percentage reserve method. The allowance for loan losses is established and maintained through a periodic review and evaluation of various elements which affect the loans' collectibility and any additional allowances required result in provisions for loan losses.

         The Bank's allowance for loan loss is assessed on a loan-by-loan basis for all commercial loans and on a portfolio basis for residential and consumer loans based on delinquency status. As described above, each individual commercial loan is assigned a risk classification by the responsible loan manager.

Depending upon their risk classification, these loans are placed on a review cycle either annually or quarterly. All loans with risk classifications of substandard or doubtful are reviewed quarterly and all large loans are reviewed at least annually by officers of the loan review department. These officers are independent of the loan origination and underwriting process. During this review, the appropriateness of the assigned risk classification is assessed giving consideration to numerous factors including a review of individual borrowers' financial status, credit standing, available collateral and other relevant factors. On a quarterly basis, loss factors are applied to the basic risk classifications to determine the allowance for loan loss. The loss factors are established by management through consideration of historical loss experience, regulatory guidance, as well as other elements likely to cause estimated credit losses to differ from historical losses. Although the risk classification and loss factor process set forth above is used as a discipline in the establishment of the minimum allowance required, it is not a substitute for sound judgment. Prevailing and anticipated economic conditions, portfolio trends and other relevant factors are considered in management's assessment of the overall adequacy of the allowance. These other relevant factors include (i) change in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices, (ii) changes in the nature and volume of the portfolio, (iii) changes in the experience, ability and depth of lending management and staff, (iv) change in the quality of the Bank's loan review system and the degree of oversight by the institution's board of directors, (v) the existence and effect of any concentration of credit and changes in the level of such concentration and (vi) the effect of external factors such as competition on the Bank's current portfolio.

INVESTMENT ACTIVITIES

         The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Bank's Investment Committee. All transactions must be approved by the Investment Committee and reported to the Board of Directors.

         The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments such as mortgage-backed and related securities.

         The Bank invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

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

         The Bank's mortgage-backed and related securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended (the

"Code"), as real estate mortgage investment conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         In late 1996 and in anticipation of the proposed sale of the Company, prior management began reducing its securities, particularly its CMO holdings, through periodic bulk sale transactions. During the year ended June 30, 1997, the Bank sold $743.9 million of securities and recognized $29.6 million of losses with respect to such sales. At June 30, 1997, the Bank's securities portfolio amounted to $1.4 billion ($1.1 billion of which consisted of COFI-based CMOs) or 53.1% of total assets. As of such date, the Bank had $32.0 million of unrealized losses with respect to its securities portfolio (net of applicable tax benefits).

         After the Company's purchase, new management determined that its CMO portfolio was "other than temporarily impaired" and, in accordance with generally accepted accounting principles ("GAAP"), wrote-down its remaining CMO portfolio by $54.7 million. In addition, new management further reduced the Bank's securities portfolio, particularly its COFI-based CMOs. See "Business--The Company--Strategy for Growth" and Note 5 of the Notes to Consolidated Financial Statements in Item 8 hereof.

SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and advances from the Federal Home Loan Bank of Topeka ("FHLB"). Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits. As of December 31, 1998, the Bank accepted deposits through its 50 branch offices. Deposits are solicited on a regular basis directly through the Bank's customer base and through various advertising media within its market. The Bank offers several savings account and checking account plans to its customers. Among savings account plans, the Bank offers basic savings, short-term and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Bank offers checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, cash management, lock box services and assistance with travelers checks.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank, on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         The Bank does not advertise for deposits outside its local market area or utilize the services of deposit brokers.

         As of December 31, 1998, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $138.6 million. The following table presents the maturity of these time certificates of deposit at such date:

                                                          December 31, 1998
                                                        ----------------------
                                                        (Dollars In Thousands)
               3 months or less                          $          41,389
               Over 3 months through 6 months                       28,637
               Over 6 months through 12 months                      47,371
               Over 12 months                                       21,208
                                                         -----------------
                                                         $         138,605
                                                         =================

         Borrowings. The Bank is a member of the FHLB and is authorized to apply for secured advances from the FHLB of Topeka. See "Regulation and Supervision". The Bank uses advances from the FHLB to repay borrowings, meet deposit withdrawals and expand its lending and short-term investment activities.

         In a 1997 private placement, the Company issued $80.0 million of senior notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. Unamortized debt issuance costs of approximately $3.7 million at December 31, 1998 was capitalized and is included in other assets as of such date. For additional information, see Note 12 of the Notes to Consolidated Financial Statements in Item 8 hereof.

COMPETITION AND THE COMPANY

         As reported by an independent statistical reporting service, Local is currently the largest savings bank and fifth largest financial institution in Oklahoma based on deposits at May 20, 1998. Its deposits represent approximately five percent of the state's deposit market share. Local's operating goal is to provide a broad range of financial services with a strong emphasis on customer service.

         Local has substantial competition in lending funds and attracting and retaining deposits. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. In competing for commercial loans, Local's targeted growth segment, it believes that the personal relationships between lending officers and commercial borrowers is a primary factor. Competition for the origination of real estate loans normally comes from other savings and loans, commercial banks, mortgage bankers, finance and insurance companies. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient locations. There is direct competition for deposits from credit unions and commercial banks and other savings and loans. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds, credit unions, and corporate and government securities.

         Local expects increased competition. For a variety of reasons including legislative developments relating to interstate branching and the ownership of financial institutions, the consolidation within the financial services industry will likely continue. For Local, this trend means that the number of locally-owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and national banks. While these larger regional and national banks will likely attract the largest

Oklahoma businesses (sales over $100 million), Local believes that these large banks are unable to provide the relationship-oriented, customer service that Local provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Bank has been able to compete effectively in its market areas to date, it can offer no assurance that the Bank will continue to do so in the future, especially with the rapid changes occurring within the financial services industry

         Segments. The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. Local has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information".

REGULATION--GENERAL

         The Bank is currently a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings institutions, and the FDIC, as the administrator of the Savings Association Insurance Fund ("SAIF").

         The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings institutions and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

         Holding Company Acquisitions. The Company is currently a registered savings and loan holding company. The Home Owners' Loan Act, as amended (the "HOLA"), and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         Holding Company Activities. The Company currently operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--Regulation of Federal Savings Institutions--Qualified Thrift Lender Test".

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company, which is generally subject to further restrictions.

         The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guaranteed, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "--Regulation of Federal Savings Institutions--Capital Distribution Regulation".

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

         The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulations also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provide that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

REGULATION OF FEDERAL SAVINGS INSTITUTIONS

         Regulatory System. As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

         Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

         Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its FHLB advances (borrowings).

         Liquid Assets. Under OTS regulations, for each calendar month, a savings institution is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 4%, may be changed from time to time by the OTS to any amount between 4% to 10%, depending upon certain factors. The Bank maintains liquid assets in compliance with this regulation.

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

         All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action". A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate under certain circumstances. Local is not subject to any such individual minimum regulatory capital requirement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capital Resources" in Item 7 hereof.

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

         The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

         In January 1999, the OTS amended its capital distribution regulations to bring such regulations into greater conformity with the other bank regulatory agencies. Under the amended regulations, certain savings associations would not be required to make any filings with the OTS in connection with a capital distribution. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years.

         Qualified Thrift Lender Test. In general, savings institutions are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). Credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. A savings institution that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. Savings associations may also qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan associations as defined in the Code and, at December 31, 1998, met the QTL Test.

         FDIC Assessments. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes--"well capitalized," "adequately capitalized" and "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and Bank Insurance Fund ("BIF")-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

         Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC previously reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Bank paid a special assessment of $10.3 million. The assessment was accrued in the quarter ended September 30, 1996.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Bank.

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

REGULATION--EFFECT OF POSSIBLE CHARTER CONVERSION

         Bank Holding Company Regulation. In the event that the Bank completes the conversion of its charter to that of a commercial bank, the Company would become subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), would be required to register as a bank holding company, and would be subject to regulation and supervision by the Federal Reserve System and by the Comptroller of the Currency (the "Comptroller"). The Company has filed it application with the Federal Reserve Board in connection with the Bank's charter conversion. The Company also would be required to file annually a report of its operations with, and would be subject to examination by, the Federal Reserve System and the Comptroller.

         The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         A thrift holding company is not subject to any regulatory capital requirements. However, if the Company were to become a bank holding company, it would become subject to the capital adequacy rules of the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

         The Company expects that upon conversion to a bank holding company it will be in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         Commercial Bank Regulation. In the event that the Bank completes the conversion of its charter to that of a commercial bank, the Bank would become subject to extensive regulation and examination by the Comptroller. The Bank would continue to be subject to regulation and examination by the FDIC, which will continue to insure the deposits of the Bank. Additionally, contemporaneously with the Bank's conversion to a national banking association, the Company will become subject to extensive regulation and examination by the Federal Reserve System. At the same time, the Bank will become a member of the Federal Reserve System. The Bank has not yet been notified of the cost of acquiring its membership in the Federal Reserve System but does not believe it will be material. The Comptroller will supervise and regulate all areas of the Bank's operations including, without limitation, the making of loans, the issuance of securities, the conduct of the bank's corporate affairs, merger with or acquisition of other banks, capital adequacy requirements (which are very similar to the OTS' capital adequacy requirements), the payment of dividends and the establishment or closing of branches.

         Upon its conversion to a commercial bank regulated by the Comptroller of the Currency, the Bank will be required to maintain the minimum levels of regulatory capital required for commercial banks which consists of (i) Tier 1 core capital to net risk weighted assets ratio of 4.00%; (ii) Total capital (Tier 1 + Tier 2 [supplementary capital]) to net risk weighted assets ratio of 8.00%; and (iii) Leverage ratio (Tier 1 capital to total consolidated assets, as defined) of 3.00%. The Company expects that, upon the Bank's conversion to a commercial bank, the Bank will have capital which is well in excess of the above-described Comptroller of the Currency regulatory capital requirements. See
Item 6 hereof, "--Selected Financial Data--Capital Resources".

TAXATION--FEDERAL

         General. The Company and its subsidiaries, including the Bank, are subject to federal income taxation under the Code in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Company's and its subsidiaries' consolidated federal income tax returns have been audited or closed without audit by the Internal Revenue Service ("IRS") through tax year 1993.

         Method of Accounting. For federal income tax purposes, the Company and its subsidiaries, including the Bank, currently report their income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves at June 30, 1996 over those established as of June 30, 1988. The amount of the Bank's reserves subject to recapture as of December 31, 1998 amounted to approximately $17.2 million.

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to July 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. Federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

         At December 31, 1998, the Bank's total federal pre-1988 reserves was approximately $13.3 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

         Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

         Net Operating Loss Carryovers. A corporation may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, the Company and its subsidiaries had $19.1 million of net operating loss carryforwards for federal income tax purposes which expire in 2013. For taxable years beginning after August 5, 1997, a corporation may carry back net operating losses to the two preceding taxable years and carry forward and deduct from taxable income for the 20 succeeding taxable years.

         Consummation of the private placement and the redemption in September 1997 caused an "ownership change" with respect to the Company for federal income tax purposes. As a result, the Company is subject to certain limitations in its ability to use any unrealized built-in losses and any net operating losses it may have had immediately prior to the ownership change to offset taxable income generated in taxable periods ending after the ownership change. Specifically, the Company's ability to use (i) any net unrealized built-in-losses possessed by the Company immediately before the ownership change to offset taxable income generated in taxable periods ending after the ownership change will be subject to an annual limitation (as described below) (the "Annual Limitation"), and (ii) any net operating losses, tax credits, or certain other losses and deductions possessed by the Company immediately before the ownership change to offset taxable income generated in taxable periods ending after the ownership change will be similarly subject to the Annual Limitation. The Annual Limitation is generally equal to the product of the value of the Company's outstanding stock immediately before the Private Placement (less certain capital contributions and after taking into account the value of certain redemptions or other corporate contractions that occur in connection with the ownership change) and the "long-term tax-exempt rate" (as defined in Section 382(f) of the Code).

         At the present time, the Company believes that it will be able to apply any tax attributes described in (i) and (ii) above that were possessed by the Company immediately before the ownership change in their entirety against taxable income in the succeeding taxable years. As such, the Company does not believe it will be subject to the Annual Limitation.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from its subsidiaries, including the Bank, as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

TAXATION--STATE AND LOCAL

         Oklahoma State Taxation. The Company and its subsidiaries, including the Bank, are subject to an annual Oklahoma corporate income tax of 6% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the Oklahoma corporate income tax, the Company and its subsidiaries are subject to an annual Oklahoma franchise tax, which is imposed at a rate of .125% on the capital used, invested or employed in Oklahoma, with a maximum franchise tax equal to $20,000 per annum. At December 31, 1998, the Company had approximately $176.4 million of net operating loss carryforwards available for Oklahoma state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The Delaware franchise tax is based on the Company's authorized capital stock or on its assumed par and no-par capital, whichever yields a lower result. Under the authorized capital method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $150,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par-capital at the rate of $200.

PERSONNEL

         As of December 31, 1998, the Company (on a consolidated basis) has 694 full-time employees and 133 part-time employees. The employees are not represented by a collective bargaining agreement and the Company believes that it has good relations with its employees.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         In particular, this Annual Report on Form 10-K contains forward-looking statements which include but are not limited to: management's efforts to refocus the Company's operations and implement new initiatives; the adequacy of the allowance for credit losses; interest rate risk management; Year 2000 data systems compliance issues; and the effect of legal proceedings on the Company's consolidated financial position, liquidity or results of operations.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations;
(iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes (including Year 2000 data systems compliance issues); (vii) acquisitions and integration of acquired businesses; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in the Company's organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

         The following table provides information on the Company's consolidated branch network as of December 31, 1998:

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1998      December 31, 1998
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)
OKLAHOMA CITY METRO:

Bethany Office                      Owned             -              2,650        $    45,742       $       75
7723 N.W. 23rd Street
Bethany, OK 73008

Corporate Headquarters              Owned             -             70,000             48,521            5,139
3601 N.W. 63rd
Oklahoma City, OK 73116

Crown Heights Office                Owned             -              1,800             20,566              149
4716 North Western
Oklahoma City, OK 73118

Downtown Office                     Leased      $1,358.00/mo.        1,164             15,846                7
100 West Park Avenue                               5 Years
Oklahoma City, OK 73102                        Expires 1/31/04

Edmond Office                       Leased        $1,530/mo.         2,160             30,666               88
301 South Bryant                                   10 Years
Edmond, OK 73034                                   Expires
                                                  1/31/2008
Santa Fe Office - Note (1)            -               -                -                    -              196
412 S. Santa Fe
Edmond, OK 73003

May Avenue Office                   Owned             -             14,090             71,673              305
5701 North May Avenue
Oklahoma City, OK 73112

Midwest City Office                 Owned             -              5,500             83,385              412
414 North Air Depot
Midwest City, OK 73110

Moore Office                        Owned             -              1,500             18,496               62
513 Northeast 12th Street
Moore, OK 73160

Norman Office                       Leased      Rent-See Note        2,740             60,397              575
2403 West Main Street                                (2)
Norman, OK 73069-6499                              10 Years
                                               Expires 3/31/05
Norman Office - Note (6)            Owned             -              5,000                  -              170
2201 West Main Street
Norman, OK 73069-6499

Penn South Office                   Owned             -              2,650             44,393               52
8700 South Pennsylvania
Oklahoma City, OK 73159

Portland Office                     Owned             -              1,800             40,057              221
1924 North Portland
Oklahoma City, OK 73107

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1998      December 31, 1998
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)
Quail Creek Office                  Owned             -              3,250        $    29,959       $      629
12241 North May Avenue
Oklahoma City, OK 73120

Springbrook Office                  Owned             -              5,200             43,104              282
6233 N.W. Expressway
Oklahoma City, OK 73132

Yukon Office                        Leased        $1,500/mo.         1,500             18,783                4
1203 Cornwell                                      5 Years
Yukon, OK 73099                                Expires 6/30/99

TULSA:

Downtown Office                     Leased       $2,418.00/mo        3,316             13,099                4
111 West 5th Street                                5 Years
Tulsa, OK 74103                                    Expires
                                                01/31/04 Note
                                                     (3)

Harvard Office                      Leased       $2,291.67/mo        2,500             42,608               89
3332 East 51st Street                              Note (4)
Tulsa, OK 74135                                    5 Years
                                               Expires 5/31/03

Hudson Office                       Leased      $6,676.17/mo.        6,374             24,417                -
5801 East 41st Street                              Note(4)
Tulsa, OK 74135                                    5 Years
                                               Expires 6/30/99

Lewis Office                        Leased      Rent: See Note       4,685             20,967                -
2250 East 73rd Street                                (5)
Tulsa, OK 74136                                    5 Years
                                               Expires 11/30/01
Memorial Office                     Leased        $3,060/mo.         3,060             25,682               34
8202 East 71st Street                              5 Years
Tulsa, OK 74133                                Expires 5/31/02

Yale Office                         Leased        $1,300/mo.         2,400             63,398                -
2118 South Yale                                    5 Years
Tulsa, OK 74114                                Expires 2/28/00

OTHER LOCATIONS:

Ardmore Office                      Owned             -              7,066             38,933              133
313 W. Broadway
Ardmore, OK 73401

Broken Arrow Office                 Leased        $2,020/mo.         2,424             25,891                6
3359 South Elm Place                               3 Years
Broken Arrow, OK 74012                         Expires 5/31/99

Chandler Office                     Owned             -              1,600             16,297              141
1804 East First Street
Chandler, OK 74834

Chickasha Office                    Owned             -              3,143             41,855              102
628 Grand Avenue
Chickasha, OK 73018

Claremore Office                    Owned             -             15,100             52,079              865
1050 Lynn Riggs Blvd.
Claremore, OK 74017

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1998      December 31, 1998
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)
Clinton Office                      Owned             -              2,000        $    34,882       $       49
1002 West Frisco
Clinton, OK 73601

Commerce Office                     Owned             -              4,608             21,180              696
101 N. Mickey Mantle Blvd.
Commerce, OK 74339

Duncan Downtown Office              Owned             -              2,500             46,051              112
1006 West Main Street
Duncan, OK 73533

Duncan North Office                 Owned             -              3,000             26,370               84
2210 North Highway 81
Duncan, OK 73533

Elk City Office                     Owned             -             10,300             52,847              192
200 Broadway
Elk City, OK 73644

Grove Office                        Owned             -              8,300             25,770            1,339
100 East Third
Grove, OK 74344

Lawton Downtown Office              Leased        $5,156/mo.         5,320             81,893                -
1 S. W. 11th Street                                10 Years          6,000
Lawton, OK 73501                               Expires 3/31/03

Lawton Mall Office                  Leased      $2,744.61/mo.        3,330             21,517               83
#10 Central Mall                                   10 Year
Lawton, OK 73501                                  Extension
                                               Expires 6/30/04
Lawton Financial Centre             Owned             -             18,283             58,344            2,919
6425 NW Cache Road                                                   7,570
Lawton, OK 73505

Lawton Lee Blvd.                    Owned             -             14,000             65,689            1,129
1420 West Lee Blvd.
Lawton, OK 73501

Lawton Cache Road Office            Leased        $2,500/mo.         2,500             14,754               50
2601 Cache Road                                    25 Years
Lawton, OK 73505                               Expires 5/01/05

Lindsay Office                      Owned             -              1,200             19,441               16
420 South Main
Lindsay, OK 73052

Miami Office                        Owned             -              7,410             34,860              887
123 East Central
Miami, OK 74354

Monkey Island Office - Note (1)     Leased        $2,625/mo.         3,600                  -                -
Rt 3, Box 1133, Hwy 125                            5 Years
Monkey Island, OK 74331                        Expires: 4/15/04

Muskogee Office                     Leased        $3,200/mo.         3,400             26,659                -
2401 East Chandler                                 5 Years
Muskogee, OK 74403                             Expires 7/31/03

Owasso Office                       Owned             -              1,100             15,473               84
201 East 2nd Street
Owasso, OK 74055

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1998      December 31, 1998
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)
Pauls Valley Office                 Owned             -              2,280        $    22,562       $       95
700 West Grant
Pauls Valley, OK 73075

Purcell Office                      Leased         $600/mo.           722              16,153                -
422 West Main                                      2 Years
Purcell, OK 73080                              Expires 7/31/99

Sand Springs Office                 Leased      $2,167.50/mo.        3,214             41,285                1
800 East Charles Page Blvd.                        10 Years
Sand Springs, OK 74063                         Expires 3/31/03

Springs Village                     Leased      $1,368.50/mo.        1,642             15,238                2
3973 South Highway 97                              3 Years
Sand Springs, OK 74063                         Expires 5/31/99

Shawnee Office                      Owned             -              2,650             30,947               78
2512 North Harrison
Shawnee, OK 74801

Sulphur Office                      Owned             -              3,000             17,320               74
2009 West Broadway
Sulphur, OK 73086

Sapulpa Office                      Owned             -              1,300             24,353              466
911 East Taft
Sapulpa, OK 74066

Weatherford Office                  Owned             -              3,000             15,672              100
109 East Franklin
Weatherford, OK 73096

-------------------------

(1) These branches are currently under construction. The Afton branch is scheduled to open in April 1999.

(2) Monthly rent derived as follows: $4,000.00 (1st five years) and $4,200.00 (2nd five years).

(3) Monthly rent derived as follows: $2,418.00 (from 01/01/99 to 01/31/01); $2,556.00 (from 02/01/01 to 01/31/03) and $2,695.00 (from 02/01/03 to
         01/31/04).

(4)      Subject to rent increases each year on July 1.

(5) Monthly rent derived as follows: $3,768 (1st year); $4,003.50 (2nd year); $4,239 (3rd year); $4,474.50 (4th year) and $4,710 (5th year).

(6)      This branch is scheduled for closure in early 1999.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are involved in two significant legal proceedings. The first legal proceeding is pending between the Bank and the Federal Deposit Insurance Corporation ("FDIC") and concerns claims and liabilities arising out of an Assistance Agreement which was entered into by the Bank in conjunction with its acquisition of a predecessor institution during 1989 ("FDIC Case"). The second legal proceeding is pending between the Company and the two individuals who were formerly the sole stockholders of the Company ("Selling Stockholders"), prior to the redemption of all their stock by the Company (the "Redemption") in September 1997 pursuant to the terms and conditions of a Redemption Agreement (the "Redemption Agreement"), and concerns certain disputes and claims which have arisen with regard to the terms and conditions of the Redemption Agreement ("Redemption Agreement Case"). Each of these legal proceedings is discussed below.

         FDIC Case. The Bank's predecessor entities entered into an Assistance Agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC"), the former government agency which administered the fund which previously insured all savings bank deposits, in December 1989 ("Assistance Agreement"). Federal law subsequently abolished the FSLIC and established a fund to assume all reserve, assets, debts, obligations and other liabilities of the FSLIC. The FDIC manages that fund and accordingly, assumed all of FSLIC's rights and obligations under the Assistance Agreement.

         In 1996, the Bank filed a lawsuit against the United States in the United States Court of Federal Claims in which it asserted that the United States had breached the terms of the Assistance Agreement and other related agreements by, among other things, pursuing and attaining the enactment of
Section 13224 of the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). Section 13224 of OBRA changed certain federal income tax laws that had provided financial assistance and incentives to the Bank in connection with the Assistance Agreement (and possibly certain related agreements). In the lawsuit, the Bank seeks to recover for the loss of these tax benefits and for certain other claims relating to OBRA (the "FDIC Claim").

         Under the provisions of the Assistance Agreement, the FDIC is entitled to receive payments from the Bank for certain portions of tax benefits attributable to the acquired net operating loss carry forwards and other tax benefits which were realized by the Bank from certain items for which the FSLIC/FDIC provided assistance to the Bank under the Assistance Agreement. The FDIC has filed a counterclaim against the Bank in the FDIC Case ("FDIC Counterclaim") claiming that the Bank owes the FDIC a substantial amount of money with regard to the tax benefits realized by the Bank for which it has failed to make payment to the FDIC pursuant to the terms of the Assistance Agreement ("Tax Benefits Payment"). Management, after consultation with legal counsel and based on available proceedings to date, has determined that the Bank will have some significant liability to the FDIC with respect to the FDIC Counterclaim. At December 31, 1998, the Company estimated this liability to be approximately $13 million, which has been reserved and is included in other liabilities in the Consolidated Statements of Financial Condition included in
Item 8 hereof (the "FDIC Reserve Amount").

         The Company believes that as of December 31, 1998, the FDIC's estimate of this liability was approximately $23.0 million. Pursuant to the terms of the Redemption Agreement, the Selling Stockholders have agreed to indemnify the Company with respect to the Assistance Agreement to the extent the Company is found to be liable to the FDIC on the FDIC Counterclaim for the Tax Benefits Payment in an amount in excess of the FDIC Reserve Amount. As an express term of the Redemption Agreement, upon consummation of the Redemption, the Company deposited $10 million of the purchase price to be paid to the Selling Stockholders for the Redemption of their stock into an escrow account to be available for such payment by the Selling Stockholders of the FDIC Counterclaim, if necessary.

         Since the Selling Stockholders have ultimate liability on the FDIC Counterclaim for the Tax Benefits Payment, the Redemption Agreement requires that all actions taken by the Company with regard to the litigation of the FDIC Case be consented to by the Selling Stockholders and that any settlement of the FDIC Case and/or of the FDIC Counterclaim be mutually agreed to by the Company and the Selling Stockholders. Because of the ongoing litigation between the Company and the Selling Stockholders with regard to the Redemption Agreement and certain positions taken by the Selling Stockholders concerning the resolution of the FDIC Counterclaim, as described below, this requirement for mutual consent has made it unfeasible for a settlement of the FDIC Case to be obtained, to date.

         In response to the Company's efforts to pursue a settlement proposal with the FDIC, the Selling Stockholders recently informed the Company that they believe that the more than $3.1 million amount, which is still owing by the FDIC to the Bank as an additional assistance payment under the terms and provisions of the Assistance Agreement (the "Remaining Assistance Amount"), should be offset against any net liability ultimately owing to the FDIC on the FDIC Counterclaim and thereby used to reduce the ultimate obligation of the Selling Stockholders to pay any amount of that liability which is in excess of the FDIC Reserve Amount. The Company vigorously disputes the position taken by the Selling Stockholders in this regard as the amount of the liability reflected in the FDIC Reserve Amount was determined without regard to (or any corresponding credit for) the FDIC Remaining Assistance Amount receivable and thus the purchase price which was paid by the Company to the Selling Stockholders was determined on the basis of a stockholders' equity which included the value of this Remaining Assistance Amount receivable of the Company. As a result, the Company has sought to amend its complaint in the Redemption Agreement Case, as described below, to add a cause of action seeking a declaratory judgment by the court that the Company is entitled to receive the payment of the Remaining Assistance Amount and that the Selling Stockholders are not entitled to receive the economic benefit of offsetting that sum against their indemnity obligation. Settlement discussions of the FDIC Case may be delayed until that matter is resolved.

         Redemption Agreement Case. The Company has filed a lawsuit against the Selling Stockholders in the United States District Court for the Western District of Oklahoma pertaining to certain disputes and issues which have arisen under the Redemption Agreement. Initially, the lawsuit was filed by the Company in order to collect amounts which the Selling Stockholders owe to the Company pursuant to the Redemption Agreement with regard to excess losses experienced by the Company in the liquidation of the Company's hedging contracts which the Selling Stockholders are required to pay for pursuant to the terms and provisions of the Redemption Agreement. Subsequently, a cause of action was added to that lawsuit in order to have the court appoint an arbitrator to resolve disagreements between the Company and the Selling Stockholders as to the final closing date balance sheet of the Company. The final closing balance sheet was needed in order to be able to finally determine the "Adjusted Closing Equity" of the Company, as defined, as of the closing date of the Redemption, and thus calculate the purchase price adjustment which the Redemption Agreement requires be made based on that Adjusted Closing Equity.

         Pursuant to the Redemption Agreement, if the Company's unaudited consolidated stockholders' equity on the closing date of the Redemption (after adding back to total stockholders' equity, as determined on the final closing date balance sheet, certain amounts specified in the Redemption Agreement) i.e. the "Adjusted Closing Equity," is determined to be less than $144.5 million, then the purchase price paid to the Selling Stockholders would be reduced by the amount of such shortfall and the Selling Stockholders would, in such event, have to pay to the Company the amount of such shortfall. Five million dollars of the purchase price to be paid to the Selling Stockholders by the Company for the Redemption of their stock was deposited by the Company into an escrow account to be available to pay any amount that might be owing by the Selling Stockholders to the Company for such purchase price adjustment. If, on the other hand, the Adjusted Closing Equity is finally determined to be greater than $144.5 million, then the purchase price payable by the Company to the Selling Stockholders for the redemption would be increased by the amount of such excess, and the Company would be required to pay the Selling Stockholders such excess amount.

         The Company and Selling Stockholders were unable to agree on the amount of total stockholders' equity in the closing date balance sheet prepared by the Company and, in accordance with the procedures set forth in the Redemption Agreement, those disagreements were referred to binding arbitration before an independent certified public accountant who was ultimately designated for that purpose by the United States District Judge presiding over the Redemption Agreement Case. The arbitrator rendered his decision to the court and the parties on September 18, 1998 determining the amount of the total stockholders' equity in the final closing date balance sheet of the Company as of September 8, 1997. If, upon final determination by the court, the Adjusted Closing Equity is calculated on the basis of the amount of total stockholders' equity as determined by the arbitrator, the Company would anticipate that it would be obligated to pay an amount of less than $400,000 to the Selling Stockholders as additional purchase price under the Redemption Agreement. However, because of the positions taken by the Selling Stockholders (i) in defense of the Company's claim against them for recovery of the excess open hedges losses, and (ii) with regard to their entitlement to receive the economic benefit of the Remaining Assistance Amount, as discussed above, the Company contends that there can be no proper final determination of Adjusted Closing Equity until such time as all of these issues have been finally resolved by the court in the Redemption Agreement Case and thus that there should be no purchase price adjustment payment made, or related escrow account distributed, to the Selling Stockholders until then.

         In furtherance of that position, the Company has sought to amend its complaint in the Redemption Agreement Case to add as causes of action (i) the dispute as to whether the Company or the Selling Stockholders are entitled to the economic benefit of the Remaining Assistance Amount and (ii) that the court should make the final determination of Adjusted Closing Equity after all of the interrelated disputes under the Redemption Agreement are fully resolved. The Selling Stockholders have objected to the Company's proposed amendments to its complaint and have moved for partial summary judgment seeking to calculate Adjusted Closing Equity now in a manner that would result in a payment to them by the Company of an amount of less than $400,000, as additional purchase price, and the release to them of the $5 million escrow account. The Company has vigorously contested the Selling Stockholders' motion for partial summary judgment and their objections to the Company's amended complaint. As of this date, the United States District Judge has not ruled upon either the Company's or the Selling Stockholders' pending motions.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Local Financial Corporation's common stock (AMEX symbol LO) is traded on the American Stock Exchange. The following table sets forth the range of high and low closing prices for the period indicated:

                                                              Year Ended
                                                           December 31, 1998
                                                        ------------------------
                                                          High           Low
                                                        ----------    ----------
                   First quarter                        $     --      $     --
                   Second quarter                            13.75         12.63
                   Third quarter                             13.06          8.50
                   Fourth quarter                             9.56          6.94

         Local Financial common stock began trading on April 22, 1998. The Board of Directors of the Company does not presently intend to implement a policy of paying dividends on the common stock. Rather the Company expects to retain earnings to increase capital.

ITEM 6. SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected consolidated financial data of the Company set forth below should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company, including the related Notes, included in Item 8 herein.

                                       December 31,                                  June 30,
                                  -----------------------   -------------------------------------------------
                                    1998         1997         1997         1996         1995         1994
                                  ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET AND OTHER DATA:
Total assets                      $2,128,979   $1,881,365   $2,625,181   $3,278,511   $3,264,850   $3,325,613
Cash and due from banks               27,180       34,152       15,904       13,640       14,497       11,678
Loans receivable, net              1,362,272      953,470    1,013,824    1,018,135      804,610      708,566
Securities available for sale        570,964      518,107      985,565    1,741,725      361,402      373,532
Securities and other
investments
   held to maturity                     --           --        408,207      392,324    1,983,756    2,078,748
Equity securities available
for sale                                --           --           --         11,604       12,287       17,076
Non-performing assets(1)               4,270          921       12,570       16,185       10,889       10,961
Deposits                           1,668,074    1,602,533    1,644,356    1,602,460    1,577,821    1,474,171
Securities sold under
agreements to
   repurchase                           --           --        310,801    1,079,194      779,626      381,829
Promissory note payable                 --           --          7,010       14,020       21,030       28,040
Senior notes payable                  80,000       80,000         --           --           --           --
FHLB advances                        220,033       80,136      531,161      439,011      703,202    1,287,377
Total liabilities                  2,010,173    1,798,740    2,522,552    3,170,452    3,121,631    3,198,925
Stockholders' equity                 118,806       82,625      102,629      108,059      143,219      126,688
Number of full service customer
   facilities                             50           41           41           41           41           41
Approximate number of full-time
   equivalent employees                  694          525          546          536          471          423

                                                                    Six Months
                                   Years Ended December 31,      Ended December 31,                    Years Ended June 30,
                                   ------------------------   ----------------------  ---------------------------------------------
                                      1998        1997          1997         1996       1997          1996       1995       1994
                                    ---------   ---------     ---------    ---------  ---------     ---------  ---------  ---------
                                               (unaudited)                (unaudited)
OPERATIONS DATA:
Interest and dividend
income                              $ 147,204   $ 188,768     $  85,204    $ 119,100  $ 222,664     $ 236,156  $ 214,558  $ 175,143
Interest expense                       92,438     137,022        59,823       92,562    169,761       187,488    162,590    104,496
                                    ---------   ---------     ---------    ---------  ---------     ---------  ---------  ---------
Net interest income                    54,766      51,746        25,381       26,538     52,903        48,668     51,968     70,647
Provision for loan losses              (1,450)    (44,272)(2)   (25,578)(2)   (9,734)   (28,428)(2)    (5,117)    (1,157)    (1,764)
                                    ---------   ---------     ---------    ---------  ---------     ---------  ---------  ---------
Net interest income
(loss) after
   provision for loan
   losses                              53,316       7,474          (197)      16,804     24,475        43,551     50,811     68,883
Noninterest income (loss)              14,782    (126,458)     (107,149)(3)    2,185    (17,124)(3)    10,316     16,632     29,916
Noninterest expense                    39,407      42,569        22,685       29,372     49,256        35,427     46,460     25,089
                                    ---------   ---------     ---------    ---------  ---------     ---------  ---------  ---------
Income (loss) before
provision (benefit) for income
   taxes and cumulative effect
   of change in accounting
   principle                           28,691    (161,553)     (130,031)     (10,383)   (41,905)       18,440     20,983     73,710
Provision (benefit) for
income taxes                           10,254     (52,362)      (44,075)      (3,573)   (11,860)        4,872      6,568     27,516
                                    ---------   ---------     ---------    ---------  ---------     ---------  ---------  ---------

Income (loss) before
   cumulative effect of
   change in accounting
   principle                           18,437    (109,191)      (85,956)      (6,810)   (30,045)       13,568     14,415     46,194
Cumulative effect of
change in accounting principle           --          --            --           --         --            --         --        6,266
                                    ---------   ---------     ---------    ---------  ---------     ---------  ---------  ---------
Net income (loss)                   $  18,437   $(109,191)    $ (85,956)   $  (6,810) $ (30,045)    $  13,568  $  14,415  $  52,460
                                    =========   =========     =========    =========  =========     =========  =========  =========
Basic net income (loss)
per share (4)                       $    0.90   $   (6.52)    $   (4.76)   $   (0.44) $   (1.95)    $    0.88  $    0.94  $    3.40
                                    =========   =========     =========    =========  =========     =========  =========  =========
Diluted net income
(loss) per share (4)                $    0.89   $   (6.52)    $   (4.76)   $   (0.44) $   (1.95)    $    0.88  $    0.94  $    3.40
                                    =========   =========     =========    =========  =========     =========  =========  =========
Dividends declared per
   share(4)                         $    --     $    --       $    --      $    0.03  $    0.03     $    0.69  $    1.28  $    0.99
                                    =========   =========     =========    =========  =========     =========  =========  =========

                                    At or For the Years    At or For the Six
                                          Ended               Months Ended
                                       December 31,           December 31,             At or for the Years Ended June 30,
                                   -------------------    --------------------    ------------------------------------------
                                     1998       1997        1997        1996        1997        1996       1995       1994
                                   --------   --------    --------    --------    --------    --------   --------   --------
                                            (unaudited)             (unaudited)
PERFORMANCE RATIOS(5):
   Return on assets                    0.93%     (4.35)%     (3.84)%     (0.21)%     (0.98)%      0.41%      0.43%      1.58%
   Return on common equity            17.73    (117.17)    (101.45)      (6.35)     (28.77)      10.00      10.59      41.41
   Dividend payout ratio(6)            --         --          --          --          --         77.98     137.38      29.09
   Net interest spread(7)              2.57       1.91        2.13        1.45        1.57        1.36       1.32       1.80
   Net interest margin(8)              2.91       2.13        2.34        1.62        1.78        1.52       1.59       2.46
   Noninterest expense to
     average assets(9)                 1.90       1.64        0.99        0.87        1.56        1.04       1.36       0.75
   Efficiency ratio(10)(11)           54.61      64.46         N/A       56.14       56.14       57.07      72.75      28.67
CAPITAL RATIOS(12):
     Tangible                          7.61       6.89        6.89        4.99        5.17        4.94       4.89       4.45
     Core                              7.63       6.98        6.98        5.07        5.25        5.04       5.03       4.60
     Risk-based                       13.08      14.14       14.14       12.59       12.34       12.71      13.22      13.60
ASSET QUALITY RATIOS:
   Nonperforming assets to total       0.20       0.05        0.05        0.93        0.48        0.49       0.33       0.33
     assets at end of period(1)
   Nonperforming loans to total        0.26       0.06        0.06        0.82        0.38        0.51       0.38       0.46
     loans at end of period(1)
   Allowance for loan losses to        2.00       2.09        2.09        0.50        1.10        0.31       0.56       0.51
     total loans at end of period
   Allowance for loan losses to
     nonperforming loans at           7.80x     32.72x      32.72x       0.56x       2.91x       0.60x      1.48x      1.10x
     end of period(1)

-------------------------

(1) Nonperforming loans consist of nonaccrual loans and loans delinquent 90 days or more but still accruing interest, and nonperforming assets consist of nonperforming loans, real estate acquired through foreclosure or deed-in-lieu thereof and repossessions, net of writedowns and reserves.

(2) Primarily reflects provisions established by management to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables which were sold as of December 31, 1997. See "Management's Discussion and Analysis of Financial condition and Results of Operations--Results of Operations--Provision for Loan Losses" in Item 7 hereof.

(3) Primarily reflects losses incurred by the Company relating to the liquidation or disposition of certain hedging contracts and the disposition of investment securities and adjustments to reflect market values. See "Business--The Company--Strategy for Growth" in Item 1 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" in Item 7 hereof.

(4) Net income (loss) per share and dividends per share are based upon the weighted average number of shares outstanding during the period. As a result of the private placement and the redemption transactions described under "Business--The Company--New Management Initiatives", the weighted average number of shares used in the computation of income
         (loss) per share and dividends per share is 15,400,000 for each of the years in the four-year period ended June 30, 1997 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the years ended December 31, 1998 and 1997, the weighted average number of shares are 20,431,698 and 16,754,795, respectively. For the six months ended December 31, 1997, the weighted average number of shares is 18,066,000. See also Note 1 of the Notes to Consolidated Financial Statements in Item 5 hereof.

(5) With the exception of end of period ratios, all ratios are based on average monthly balances during the periods presented. All ratios are annualized where appropriate.

(6) The dividend payout ratio represents dividends declared per share divided by net income per share.

(7) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8) Net interest margin represents net interest income as a percent of average interest-earning assets.

(9)      Noninterest expense excludes the amortization of intangibles.

(10) Represents noninterest expense (exclusive of amortization of intangibles) divided by the aggregate of net interest income before provision for loan losses and noninterest income (exclusive of gains and losses on sales of assets).

(11) For the year ended June 30, 1997 and the six months ended December 31, 1996, the efficiency ratio does not reflect the $10.3 million one-time special assessment (before applicable tax benefits) to recapitalize the SAIF which was accrued during the quarter ended September 30, 1996. See "Business--Regulation" in Item 1 hereof.

(12) The tangible and core capital ratios are calculated as a percent of adjusted total assets and the risk-based capital ratio is calculated as a percent of total risk-weighted assets. See "Business--Regulation" in
         Item 1 hereof for information with respect to the Bank's regulatory capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, included in Item 8 hereof.

CHANGES IN FINANCIAL CONDITION

GENERAL

         Local Financial's primary asset is the capital stock of Local, formerly Local Federal Bank, F.S.B. In August 1997, a group led by Mr. Edward A. Townsend, the Company's present Chairman, undertook to redeem all of the stock of the Selling Shareholders. The Company financed the redemption through a private placement of $197.0 million of common stock and $80.0 million of senior notes due 2004. The private placement and redemption were closed in September 1997. The Company subsequently registered the common stock and senior notes for public resale, and the common stock and senior notes began publicly trading on April 22, 1998.

         The prior owners operated the Bank as a low cost institution, emphasizing traditional savings institution products and services, indirect lending of sub-prime automobile financing, residential mortgage products and a wholesale securities portfolio. New management has changed the Bank's activities significantly. As described more fully below, management has reduced the level of CMOs with interest rate adjustments tied to the COFI, eliminated all swap and hedging contracts and eliminated the Bank's portfolio of sub-prime, indirect automobile loans. While these measures reduced the Bank's assets by over $1 billion and resulted in substantial losses on the sale and write-down of assets, management believes the Bank's financial condition is greatly improved and it is better positioned for future growth.

         In pursuit of new management's growth strategy, the Bank has shifted its activities from those of a traditional savings and loan to those generally associated with a commercial bank. The Bank has increased its commercial and consumer lending and expects further increases in those areas. The Bank also has targeted increases in non-interest income, increases in lending activities rather than investing activities, and increases in direct lending rather than indirect lending.

         The Bank's business strategy is to provide its customers with a range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans and deposits.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1997 TO DECEMBER 31, 1998

         General. On October 22, 1997, the Company and the Bank's former subsidiary bank, Local America Bank of Tulsa, FSB ("Local America"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Green Country Banking Corporation ("Green Country") and its wholly-owned subsidiary, Green Country Bank, FSB ("Green Country Bank"), pursuant to which Green Country would be merged with and into the Company, with the Company as the surviving corporation, and in connection therewith, Green Country Bank would be merged with and into Local America with Local America as the surviving bank (collectively, the "Merger"). The Merger was consummated on February 16, 1998, and in connection therewith, each outstanding share of common stock and preferred stock of Green Country was converted into 4,150.27 and 27.907 newly-issued shares, respectively, of the Company's Common Stock. As a result of the foregoing, an aggregate of 837,209 shares of the Company's Common Stock were issued in connection with the Merger to the three existing shareholders of Green Country, which included Edward A. Townsend, Chairman and Chief Executive Officer of the Company, and Jan A. Norton, President and Chief Operating Officer of the Company. The Merger was accounted for under the purchase method of accounting. On February 16, 1998, Green Country Bank operated out of three full-service offices located in Miami, Grove and Commerce, Oklahoma and had consolidated assets, liabilities, deposits and stockholders' equity of $105.1 million, $103.2 million, $79.0 million and $1.9 million, respectively.

         On June 18, 1998, the Company announced that the Bank had entered into a definitive agreement to acquire BankSouth Corporation, a Lawton, Oklahoma bank holding company, for approximately $20.3 million in cash, which includes the redemption of its outstanding preferred stock. BankSouth was the holding company of Citizens Bank, which had five branches in Lawton, Oklahoma and one in Norman, Oklahoma. BankSouth had total assets, liabilities, deposits and stockholders' equity of approximately $176.5 million, $167.0 million, $159.7 million and $9.5 million, respectively, as of September 30, 1998. The acquisition was accounted for under the purchase method of accounting and included in the financial statements as of September 30, 1998.

         Effective November 30, 1998, Local America was merged with and into its parent bank, Local, with Local as the surviving bank. Since, for financial statement purposes, the Company, Local and its wholly owned subsidiary bank, Local America, were presented on a consolidated basis, this merger of Local America with and into Local had no effect on the consolidated financial statements.

         Excluding the effect of the acquired institutions, the Company's total assets, deposits and total liabilities declined $33.6 million or 1.79%, $173.1 million or 10.8% and $59.2 million or 3.3%, respectively, during the period. Stockholders' equity increased $36.2 million or 43.8% from December 31, 1997 to December 31, 1998 as a result of net income during the period, an increase in additional paid-in capital of $9.0 million which resulted from the shares issued in connection with the Company's acquisition of Green Country, as discussed above, and the increase in accumulated other comprehensive income.

         Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash, cash due from banks and interest-bearing deposits with other banks) amounted to $54.9 million and $54.2 million at December 31, 1998 and December 31, 1997, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. See "--Liquidity and Capital Resources".

         Securities. During the fiscal year ended December 31, 1998, the Company substantially liquidated its short-term investment portfolio and reinvested a portion of those funds in mortgage securities available for sale. The remainder of the proceeds from the sale of its short-term investments was used to help fund the growth in loans. The Company views both the short-term investment portfolio and the securities available for sale as a source of asset liquidity. Liquidity is derived from this source by receipt of interest and principal payments and prepayments; by the ability to sell these securities at market prices; and by utilizing unpledged securities as collateral for borrowings. Management intends to emphasize lending activities as opposed to investing activities in order to enhance the weighted average yield on its interest-earning assets and thus, its results of operations. Future changes in the securities accounts will be determined by, among other things, liquidity guidelines established by the Company and applicable regulatory rules; pledging requirements to retain public funds; and by the rate at which the Company can grow its loan portfolio through originations.

         The following table sets forth information regarding the carrying and market value of the Company's securities at the dates indicated.

                                                   December 31,                                     June 30,
                                 ----------------------------------------------------------------------------------------------
                                           1998                    1997                    1997                    1996
                                 ----------------------  ----------------------  ----------------------  ----------------------
                                 Carrying      Market     Carrying     Market     Carrying     Market     Carrying      Market
                                   Value       Value        Value      Value        Value       Value       Value       Value
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                      (Dollars in Thousands)
Available for sale (at market):

  U.S. Government
     and agency
     securities                  $   39,092  $   39,092  $    6,000  $    6,000  $     --    $     --    $     --    $     --
  Municipal securities                  965         965        --          --          --          --          --          --
  Collateralized
     mortgage
     obligations                    522,128     522,128     428,876     428,876     957,519     957,519   1,700,551   1,700,551
  Mortgage-backed
     securities                       8,779       8,779      83,231      83,231      28,046      28,046      41,174      41,174
  Equity securities                    --          --          --          --          --          --        11,604      11,604
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

                                 $  570,964  $  570,964  $  518,107  $  518,107  $  985,565  $  985,565  $1,753,329  $1,753,329
                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Held to maturity:

  U.S. Government
     and agency
     securities                  $     --    $     --    $     --    $     --    $   74,119  $   74,219  $     --    $     --
  Collateralized
     mortgage
     obligations                       --          --          --          --       156,159     149,484     163,883     156,760
  Mortgage-backed
     securities                        --          --          --          --       177,929     175,214     228,441     222,244
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

                                 $     --    $     --    $     --    $     --    $  408,207  $  398,917  $  392,324  $  379,004
                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

         Loans Receivable. Net loans receivable amounted to $1.4 billion and $953.5 million at December 31, 1998 and December 31, 1997, respectively. Net loans receivable increased by $408.8 million or 42.9% during the year ended December 31, 1998. Under its new management, the Bank strategically focused its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring 38 experienced commercial lending officers and supporting staff and forming a new corporate lending unit. During 1998, the Bank's total commercial lending portfolio experienced growth of $281.1 million or 43.5%, with virtually all of that growth occurring from loans made in Oklahoma. Much of this growth occurred late in the year as the newly-hired officers moved some of their existing customer relationships to the Bank. Residential real estate loans grew from $281.6 million to $344.6 million, an increase of $63.0 million or 22.4%. While most of this increase was due to acquisitions, the Bank continued to originate adjustable-rate and 15-year fixed-rate loans for its own portfolio. In addition, consumer loans grew from $38.7 million to $101.7 million, an increase of $63.0 million or 162.8%. Again, most of this increase was attributable to acquisitions, but the Bank has heavily promoted its consumer loan products in the media and intends to better utilize its existing branch locations to originate consumer loans. The Bank also continues to originate and sell a variety of mortgage and consumer loan products. Approximately $83 million of loans were sold during 1998 and the Bank intends to originate and sell even more loans during 1999 as part of a program to control exposure to longer-term interest rate risk and improve profitability of the more labor-intensive lending functions. Management intends to continue its emphasis on lending activities, and consequently, expects its loan portfolio to grow over the next several years. For additional information, see "Business--Lending Activities" in Item 1 hereof and Note 6 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company's total loan portfolio at December 31, 1998, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                           Total at               Principal Repayments Contractually Due or Repricing
                           Total at                       In Years Ended December 31,
                         December 31, ----------------------------------------------------------------------
                            1998(1)      1999        2000        2001        2002       2003      Thereafter
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                         (Dollars in Thousands)
Residential real estate   $  353,796  $   19,744  $   17,483  $   18,111  $   17,488  $   18,255  $  262,715

Commercial                   927,682     140,266      87,406      83,743      60,908     138,737     416,622

Consumer                     108,695      38,128      17,888      14,107      10,452       7,063      21,057
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------

Total(1)                  $1,390,173  $  198,138  $  122,777  $  115,961  $   88,848  $  164,055  $  700,394
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========

-------------------------

(1) Of the $1.2 billion of loan principal repayments contractually due after December 31, 1999, $696.0 million have fixed rates of interest and $496.1 million have adjustable rates of interest. Commercial, consumer and total loans are presented net of undistributed loan proceeds.

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

         Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) have increased primarily due to nonperforming assets acquired in the acquisitions of Green Country and BankSouth. At December 31, 1998, nonperforming assets amounted to $4.3 million or .20% of total assets, as compared to $921,000 or .05% at December 31, 1997.

         The following table presents information on the Company's nonperforming assets at the dates indicated.

                                 December 31,                           June 30,
                             ---------------------   ---------------------------------------------
                                1998        1997        1997        1996        1995        1994
                             ---------   ---------   ---------   ---------   ---------   ---------
                                                    (Dollars in Thousands)
Non-accruing loans           $   2,203   $     626   $   3,508   $   3,794   $   3,107   $   3,342

Accruing loans greater than
   90 days delinquent:           1,374        --           415       1,548        --          --

Foreclosed assets                  693         295       8,647      10,843       7,782       7,619
                             ---------   ---------   ---------   ---------   ---------   ---------

Total nonperforming assets   $   4,270   $     921   $  12,570   $  16,185   $  10,889   $  10,961
                             =========   =========   =========   =========   =========   =========

Total nonperforming assets
   as a percentage of total
   assets                         0.20%       0.05%       0.48%       0.49%       0.33%       0.33%
                             =========   =========   =========   =========   =========   =========

         The decline in nonperforming assets from June 30, 1997 to December 31, 1997 reflected a $2.9 million decline in non-accrual loans (primarily commercial real estate loans) and an $8.4 million decline in foreclosed assets (which was primarily due to a transfer of a $6.0 million retail shopping center from real estate owned to real estate held for investment during the period).

         At December 31, 1997, the allowance for loan loss amounted to $20.5 million, representing 2.09% of total loans. The Company's allowance for loan loss rose $7.4 million or 36% during the year ended December 31, 1998, primarily as a result of the allowance acquired in the acquisitions of Green Country and BankSouth, which aggregated $7.3 million.

         During 1998, the Bank continued to focus on commercial loan growth. As a result, the Bank's total loan portfolio grew $416.2 million or 42.7%, with the majority of this growth occurring in the newly formed commercial business lending area as described herein. During the year the Company was very successful in its formation of a corporate lending unit focused on commercial business lending within the state of Oklahoma. During 1998, the Bank's commercial business portfolio grew $232.9 million or 16.8% of the total loan portfolio. This lending unit was staffed with area lenders with many years of experience and established customer relationships in the Oklahoma market. Many of these relationships were moved to the Bank during 1998 from competitor institutions within the market. To support this function, the Bank added professionals in the credit administration and loan review area to strengthen and expand the Bank's credit policies to accommodate the new array of loan products and services being offered. In light of the magnitude of changes which have occurred in the Bank's loan portfolio and lending staff, there is no assurance that these changes will not result in losses in excess of those historically experienced by this institution.

         The Bank also grew its loan portfolio through acquisitions amounting to $211.0 million or 21.7%. The Bank pays particular attention to the loan portfolios acquired but recognizes that the acquired portfolios are more mature than its own, and therefore, may contain more non-performing loans. The increase in the Bank's non-performing assets from $921,000 at December 31, 1997 to $4.3 million at December 31, 1998 was largely attributable to the BankSouth acquisition. In connection with that acquisition, the Bank acquired a $22.1 million portfolio of indirect automobile receivables. Management believes the loss experience on the acquired indirect receivables will be better than historical losses experienced by the Bank on such portfolios in the past due to the fact that these loans were originated within the Bank's local market and through dealers with whom the Bank had established relationships.

         As part of its periodic review and analysis of the loss factors utilized in the Bank's allowance methodology (see "Business--Asset Quality--Allowance for Loan Loss" in Item 1 hereof), the Bank during 1998 revised those loss factors to comply with regulatory guidance resulting in a reallocation of the Bank's existing reserves. Due to the significant changes in the nature and volume of the Bank's loan portfolio, it was recognized that historical loss experience upon which the Bank's loss factors had been based would not be a representative indicator of losses inherent in the portfolio.

         The following table provides information on the Company's allowance for loan losses as of the dates indicated (Dollars in Thousands):

                                            Years Ended         Six Months Ended
                                            December 31,          December 31,                 Years Ended June 30,
                                         -------------------   -------------------   -----------------------------------------
                                           1998       1997       1997       1996       1997       1996       1995       1994
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                   (unaudited)          (unaudited)
Balance at beginning of period           $ 20,484   $  5,475   $ 11,435   $  3,228   $  3,228   $  4,593   $  3,689   $  2,172
   Loans charged off:
     Residential real estate                  (31)        (8)        (5)      --           (3)      (143)      (191)      (320)
     Commercial                              (545)       (14)       (14)      --         --       (1,368)        (4)       (48)
     Consumer                                (928)   (29,298)   (16,535)    (8,083)   (20,290)    (5,026)      (167)       (11)
   Recoveries                                 187         57         25        596         72         55        109        132
                                         --------   --------   --------   --------   --------   --------   --------   --------
       Net loans charged off               (1,317)   (29,263)   (16,529)    (7,487)   (20,221)    (6,482)      (253)      (247)
Allowances acquired                         7,284       --         --         --         --         --         --        1,764
Provision for loan losses                   1,450     44,272     25,578      9,734     28,428      5,117      1,157       --
                                         --------   --------   --------   --------   --------   --------   --------   --------
Balance at end of period                 $ 27,901   $ 20,484   $ 20,484   $  5,475   $ 11,435   $  3,228   $  4,593   $  3,689
                                         ========   ========   ========   ========   ========   ========   ========   ========
Allowance for loan losses to total
   nonperforming loans at end of            7.80x     32.72x     32.72x      0.56x      2.91x      0.60x      1.48x      1.10x
                                         ========   ========   ========   ========   ========   ========   ========   ========
period
Allowance for loan losses to total loans
   at end of period                          2.00%      2.09%      2.09%      0.50%      1.10%      0.31%      0.57%      0.52%
                                         ========   ========   ========   ========   ========   ========   ========   ========

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                           December 31,                                       June 30,
                           -----------------------------------------------------     --------------------------
                                   1998                          1997                         1997
                           ------------------------     ------------------------     ------------------------
                                         Percent to                   Percent to                   Percent to
                                            Total                        Total                       Total
                             Amount       Allowance       Amount       Allowance       Amount      Allowance
                           ----------    ----------     ----------    ----------     ----------    ----------
Residential real estate    $    3,311         11.87%    $      412          2.01%    $      427          3.73%

Commercial                     18,798         67.37         10,459         51.06          2,836         24.80

Consumer                        5,792         20.76          6,203         30.28          8,172         71.47

General unallocated              --            --            3,410         16.65           --            --
                           ----------    ----------     ----------    ----------     ----------    ----------

     Total                 $   27,901        100.00%    $   20,484        100.00%    $   11,435        100.00%
                           ==========    ==========     ==========    ==========     ==========    ==========
                                                                  June 30,
                         ----------------------------------------------------------------------------------
                                  1996                        1995                          1994
                         ------------------------     ------------------------     ------------------------
                                       Percent to                  Percent to                   Percent to
                                          Total                       Total                        Total
                           Amount       Allowance       Amount      Allowance       Amount        Allowance
                         ----------    ----------     ----------    ----------     ----------    ----------
Residential real estate  $      407         12.61%    $      411          8.95%    $      467         12.66%

Commercial                    2,624         81.29          3,644         79.34          3,023         81.95

Consumer                        197          6.10            538         11.71            199          5.39

General unallocated            --            --             --            --             --            --
                         ----------    ----------     ----------    ----------     ----------    ----------

     Total               $    3,228        100.00%    $    4,593        100.00%    $    3,689        100.00%
                         ==========    ==========     ==========    ==========     ==========    ==========

         Deposits. At December 31, 1998, deposits totaled $1.7 billion, as compared to $1.6 billion at December 31, 1997. One of the Company's strategies is to promote retail deposit growth as a cost-efficient funding source as well as a source of fee income and cross-selling opportunities. In connection with the acquisition of Green Country, the Company acquired three branch offices and assumed $79.0 million of Green Country Bank's deposits (as of February 16,
1998). Likewise, in connection with the acquisition of BankSouth, the Company acquired six branch offices and assumed $159.7 million of deposits (as of September 30, 1998). However, three branches of the combined institution had overlapping markets and at December 31, 1998, two of these branches have been closed with the remaining one scheduled for closure. Local Federal has received OTS approval to open de novo branch offices in Edmond, Oklahoma and in Afton, Oklahoma. The Company expects to continue to focus on improving its retail deposit franchise. For additional information, see "Business--Sources of Funds--Deposits" in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated.


                                          Year Ended                          Six Months Ended
                                      December 31, 1998                      December 31, 1997
                          --------------------------------------     --------------------------------------

                                                       Average                                    Average
                           Average                      Rate           Average                     Rate
                           Balance       Interest       Paid           Balance     Interest        Paid
                          ----------    ----------    ----------     ----------    ----------    ----------
(Dollars in Thousands)
Noninterest-
   bearing deposits       $   72,215    $     --             - %     $   57,778    $     --             - %
Passbook accounts             73,068         2,110          2.89         78,731         1,009          2.56
NOW and money
   market accounts           225,740         4,892          2.17        187,381         2,594          2.77
Term certificates          1,253,482        67,741          5.40      1,301,703        37,069          5.70
                                                                                   ----------

     Total deposits       $1,624,505    $   74,743          4.60%    $1,625,593    $   40,672          5.00%
                          ==========    ==========    ==========     ==========    ==========    ==========
                                                            Years Ended June 30,
                          ---------------------------------------------------------------------------------
                                          1997                                       1996
                          --------------------------------------     --------------------------------------

                                                        Average                                    Average
                           Average                       Rate          Average                       Rate
                           Balance       Interest        Paid          Balance      Interest         Paid
                          ----------    ----------    ----------     ----------    ----------    ----------
(Dollars in Thousands)
Noninterest-
   bearing deposits       $   52,087    $     --             - %     $   46,791    $     --             - %
Passbook accounts             72,441         2,092          2.89         75,359         2,190          2.91
NOW and money
   market accounts           195,606         5,381          2.75        204,752         5,638          2.75
Term certificates          1,329,463        75,618          5.69      1,271,079        73,345          5.77
                          ----------    ----------                   ----------    ----------

     Total deposits       $1,649,597    $   83,091          5.04%    $1,597,981    $   81,173          5.08%
                          ==========    ==========    ==========     ==========    ==========    ==========

         Other Assets. Other assets declined by $38.9 million from December 31, 1997 to December 31, 1998, primarily due to the collection of a receivable from the sale of the indirect lending portfolio.

         Borrowings. Other than deposits, the Company utilized advances from the Federal Home Loan Bank of Topeka ("FHLB") to fund its operations. Advances from the FHLB increased $139.9 million from December 31, 1997 to December 31, 1998. The increase came as the Company took advantage of favorable rates available at the FHLB to fund earning assets and offset rate-sensitive movement of funds within the deposit portfolio.

         The following table sets forth certain information regarding the short-term borrowings of the Company at or for the dates indicated.

                                                   At or For the Years          At or For the Six         At or For the Years
                                                    Ended December 31,      Months Ended December 31,        Ended June 30,
                                                ------------------------    ------------------------    ------------------------
                                                   1998          1997          1997          1996          1997          1996
                                                ----------    ----------    ----------    ----------    ----------    ----------
FHLB OF TOPEKA ADVANCES:
   Average balance outstanding                  $  132,659    $  549,465    $  391,711    $  987,618    $  848,733    $  869,568
   Maximum amount outstanding at any
     month-end during the period                   220,033       874,356       839,347     1,311,735     1,311,735     1,588,618
   Balance outstanding at end of period            220,033        80,136        80,136       371,612       531,161       439,011
   Average interest rate during the period            5.69%         7.12%         7.09%         6.50%         6.77%         6.71%

   Average interest rate at end of period             4.77%         6.06%         6.06%         5.59%         5.73%         5.70%


SECURITIES SOLD UNDER AGREEMENTS TO
PURCHASE
   Average balance outstanding                  $     --      $  161,988    $   55,235    $  567,000    $  418,784    $  686,558
   Maximum amount outstanding at any
     month-end during the period                      --         543,683       239,914       942,325       942,315     1,079,194
   Balance outstanding at end of period               --            --            --         942,325       310,801     1,079,194
   Average interest rate during the period(1)         --            7.31%         7.44%         6.45%         6.73%         6.76%

   Average interest rate at end of period             --            --            --            5.38%         5.55%         5.36%


-------------------------

(1) Average interest rate during the period reflects the effect of the Company's interest rate swaps.

         Pursuant to the private placement, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. During fiscal 1997, as anticipated in the Purchase Agreement, the Company established an interest reserve account with an independent trustee which contained $8.8 million, sufficient to pay the aggregate interest payments scheduled to be made with respect to the first two interest payment dates on the senior notes. Debt issuance costs of approximately $4.3 million at December 31, 1997 were capitalized and are reflected as Other Assets in the Consolidated Statement of Financial Condition. The Company intends to fund the semiannual interest payments through dividends paid to the Company from the Bank. For additional information, see "Business--Sources of Funds--Borrowings" in Item 1 hereof and Note 12 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Stockholders' Equity. Stockholders' equity increased from $82.6 million at December 31, 1997 to $118.8 million at December 31, 1998. The increase in stockholders' equity came primarily as a result of net income during the period and an increase in additional paid-in-capital of $9.0 million which resulted from the shares issued in connection with the Company's acquisition of Green Country on February 16, 1998 at which point the Company issued 837,209 new shares of Common Stock to purchase the assets of Green Country. Accumulated other comprehensive income rose $8.7 million or 374.0% during fiscal 1998, as the Company marked its available-for-sale security portfolio to market net of taxes in accordance with GAAP. At December 31, 1998, the ratio of the Company's stockholders' equity to total assets amounted to 5.58% and the Bank exceeded its minimum regulatory capital requirements. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS

         General. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, consisting primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. In prior periods the Company's results of operations have been significantly affected by the net costs of hedging its interest rate exposure. On an ongoing basis, the Company's results of operations will be affected by the level of its noninterest income including deposit related income; loan fees and service charges; net gains (losses) on sales of assets; the level of its noninterest expense, such as compensation and employee benefits, deposit insurance premiums, provisions for losses on foreclosed assets, equipment and data processing expense and occupancy expense; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; and provisions (benefits) for income taxes.

         Net Income (Loss). The Company reported net income (loss) of $18.4 million, ($86.0) million, ($30.0) million and $13.6 million during the year ended December 31, 1998, the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996, respectively. The net income reported for the year ended December 31, 1998 is reflective of the Company's first full fiscal year of operations since the restructuring initiatives contemplated by the private placement and redemption. The net loss reported for the six months ended December 31, 1997 is attributable to deliberate actions taken by the Company's new management subsequent to the private placement and redemption to restructure the Company's balance sheet. Specifically, the Company incurred $125.5 million of losses on the sale and write-down of assets, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation or write-off of the hedging contracts which the Company had entered into in order to reduce its exposure to interest rates. See "Quantitative and Qualitative Disclosure about Market Risk--Asset and Liability Management" in Item 7A hereof. These losses also included a loss of $72.1 million on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). Further the Company recorded a $25.4 million provision for loan losses during the three-months ended September 30, 1997, primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables which had been sold as of December 31, 1997. See "Business--Lending Activities--Consumer Loans" in Item 1 hereof. The market for fixed income securities improved during the three-month period ended December 31, 1997 and the Company sold $330.6 million of the remaining COFI-based CMO portfolio for a gain of $12.7 million in furtherance of its plan to accelerate the disposition of the COFI-based CMOs. The effect of these transactions on the Company's operating results for the six months ended December 31, 1997 is shown below.

                                                                 Three Months Ended
                                                      ----------------------------------------     Six Months Ended
                                                      September 30, 1997    December 31, 1997     December 31, 1997
                                                      ------------------    ------------------    ------------------
Net interest income                                   $           12,272    $           13,109    $           25,381
Provision for loan losses                                        (25,353)                 (225)              (25,578)
                                                      ------------------    ------------------    ------------------
Net interest income (loss) after provision for loan
losses                                                           (13,081)               12,884                  (197)
Net gains (losses) on sale of assets                            (125,485)               12,816              (112,669)
Other noninterest income                                           2,888                 2,632                 5,520
                                                      ------------------    ------------------    ------------------
Total noninterest income (loss)                                 (122,597)               15,448              (107,149)
Total noninterest expense                                         13,568                 9,117                22,685
                                                      ------------------    ------------------    ------------------
Income (loss) before provision (benefit) for income
taxes                                                           (149,246)               19,215              (130,031)
Provision (benefit) for income taxes                             (50,795)                6,720               (44,075)
                                                      ------------------    ------------------    ------------------
Net income (loss)                                     $          (98,451)   $           12,495    $          (85,956)
                                                      ==================    ==================    ==================

         The Company recognized a net loss of $30 million during the fiscal year ended June 30, 1997 as compared to net income of $13.6 million during the year ended June 30, 1996. The net loss during fiscal year ended June 30, 1997 was primarily attributable to a $28.4 million provision for loan losses, which was principally associated with the Company's indirect automobile finance receivables, $29.9 million of losses which were related to the sale of CMOs with interest rate adjustments tied to COFI, and a non-recurring $10.3 million special assessment (before applicable tax benefits) which was recorded in connection with legislation in 1996 which recapitalized the SAIF.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $54.8 million, $25.4 million, $52.9 million and $48.7 million during the year ended December 31, 1998, six months ended December 31, 1997, and years ended June 30, 1997 and 1996, respectively. Net interest and dividend income increased by $3.0 million or 5.8% during the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to an increase in the Company's net interest earnings assets (interest-earnings assets less interest-bearing liabilities) and a corresponding 66 basis point rise in the Company's interest rate spread during the period. Net interest and dividend income decreased by $1.2 million or 4.4% during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 due to a significant decline of $1.1 billion in the average balance of securities during the period, which is attributable to the sale and writedown of such securities in connection with the restructuring activities described above. Net interest and dividend income increased by $4.2 million or 8.7% during the year ended June 30, 1997 due to a $22.1 million increase in net interest-earning assets and a 21 basis point increase in the Company's interest rate spread.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

    The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin. Information is based on average daily balances during the indicated periods (Dollars in Thousands).


                                                                     Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                                       1998                                         1997
                                        ------------------------------------------------------------------------------
                                                                    Average                                    Average
                                         Average                     Yield/          Average                    Yield/
                                         Balance     Interest         Cost           Balance       Interest      Cost
                                         -------     --------         ----           -------       --------      ----
                                                                                                  (unaudited)
Interest-earning assets:
  Loans receivable(1)                   $1,162,514    $ 96,851        8.33%          $1,036,300     $104,324    10.07%
  Securities(2)                            577,526      41,862        7.25%           1,289,822       78,354     6.07%
  Securities purchased under
  agreements to resell                      70,368       3,947        5.61%              37,657        2,159     5.73%
  Other earning assets(3)                   73,004       4,544        6.22%              64,707        3,931     6.08%
                                        ----------     -------                       ----------     --------
   Total interest-earning
     assets                              1,883,412     147,204        7.81%           2,428,486      188,768     7.77%
                                                      --------       =====                          --------   ======
Noninterest-earning
     assets                                 93,316                                       84,115
                                        ----------                                   ----------
   Total assets                         $1,976,728                                   $2,512,601
                                        ==========                                   ==========
Interest-bearing liabilities:
  Deposits:
   Transaction accounts(4)                $298,808    $  7,002        2.34%            $266,569     $  7,300     2.74%
   Term certificates of deposit          1,253,482      67,741        5.40%           1,326,371       75,244     5.67%
                                         ---------      ------                          -------     --------
    Total deposits                       1,552,290      74,743        4.82%           1,592,940       82,544     5.18%
  Borrowings:
   FHLB advances                           132,659       7,547        5.69%             549,465       39,095     7.12%
   Securities sold under
    agreements to repurchase
    and other                                   64         678            -             161,988       11,848     7.31%
   Promissory note payable                       -           -            -               7,087          583     8.23%
   Senior notes                             80,000       9,470       11.81%              24,986        2,952    11.81%
                                        ----------     -------                       ----------     --------
   Total interest-bearing
     liabilities                         1,765,013      92,438        5.24%           2,336,466      137,022     5.86%
                                                      --------       =====                          --------   ======
Noninterest-bearing liabilities            107,718                                       82,945
                                        ----------                                   ----------
    Total liabilities                    1,872,731                                    2,419,411
Stockholders' equity                       103,997                                       93,190
                                        ----------                                   ----------
    Total liabilities and
     stockholders' equity               $1,976,728                                   $2,512,601
                                        ==========                                   ==========
Net interest-earning assets             $  118,399                                   $   92,020
                                        ==========                                   ==========
Net interest income/interest
  rate spread                                         $ 54,766        2.57%                       $   51,746     1.91%
                                                      ========       ======                       ==========   ======
Net interest margin                                                   2.91%                                      2.13%
                                                                     ======                                    ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                       106.71%                                   103.94%
                                                                     ======                                    ======






                                                                    Six Months Ended December 31,
                                        -------------------------------------------------------------------------------
                                                       1997                                         1996
                                        -------------------------------------------------------------------------------
                                                                    Average                                    Average
                                         Average                     Yield/          Average                    Yield/
                                         Balance     Interest         Cost           Balance       Interest      Cost
                                         -------     --------         ----           -------       --------      ----
                                                                                                  (unaudited)
Interest-earning assets:
  Loans receivable(1)                      $1,009,843   $ 49,788         9.78%         $ 1,020,534   $ 53,179     10.34%
  Securities(2)                             1,000,808     31,306         6.21%           2,107,408     62,176      5.85%
  Securities purchased under
  agreements to resell                         60,000      1,711         5.66%              38,921       1,040     5.30%
  Other earning assets(3)                      76,415      2,399         6.23%              78,544       2,705     6.83%
                                           ----------   --------                       -----------   ---------
   Total interest-earning
     assets                                  2,147,066     85,204        7.87%            3,245,407     119,100     7.28%
                                                         --------      =======          -----------   ---------  =======
Noninterest-earning
     assets                                     92,823                                       55,873
                                                ------                                  -----------
   Total assets                             $2,239,889                                  $ 3,301,280
                                            ==========                                  ===========
Interest-bearing liabilities:
  Deposits:
   Transaction accounts(4)                  $  266,112   $  3,603        2.69%          $   269,044       3,776     2.78%
   Term certificates of deposit              1,301,703     37,069        5.65%            1,308,314      37,443     5.68%
                                            ----------   --------                       -----------   ---------
    Total deposits                           1,567,815     40,672        5.15%            1,577,358      41,219     5.18%
  Borrowings:
   FHLB advances                               391,711     14,005        7.09%              987,618      32,353     6.50%
   Securities sold under
    agreements to repurchase
    and other                                   55,235      2,073        7.44%              567,000      18,426     6.45%
   Promissory note payable                       2,591        108        8.27%               14,020         564     7.98%
   Senior notes                                 49,565      2,965       11.87%                    -           -        -
                                            ----------   --------                       -----------   ---------
   Total interest-bearing
     liabilities                             2,066,917     59,823        5.74%            3,145,996      92,562     5.84%
                                                         --------      =======          -----------   ---------  =======
Noninterest-bearing liabilities                 88,248                                       48,071
                                            ----------                                  -----------
    Total liabilities                        2,155,165                                    3,194,067
Stockholders' equity                            84,724                                      107,213
                                            ----------                                  -----------
    Total liabilities and
     stockholders' equity                   $2,239,889                                  $ 3,301,280
                                            ==========                                  ===========
Net interest-earning assets                 $   80,149                                  $    99,411
                                            ==========                                  ===========
Net interest income/interest
  rate spread                                              $ 25,381       2.13%                         $  26,538     1.44%
                                                           ========      ======                         =========  =======
Net interest margin                                                       2.34%                                       1.62%
                                                                         ======                                    =======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                           103.88%                                    103.16%
                                                                         ======                                     ======



                                                                                Year Ended June 30,
                                          -------------------------------------------------------------------------------
                                                         1997                                         1996
                                          -------------------------------------------------------------------------------
                                                                      Average                                    Average
                                           Average                     Yield/          Average                    Yield/
                                           Balance     Interest         Cost           Balance       Interest      Cost
                                           -------     --------         ----           -------       --------      ----
                                                                                                    (unaudited)
Interest-earning assets:
  Loans receivable(1)                      $1,041,342    107,715         10.34%       $   867,151      $ 95,839    11.05%
  Securities(2)                             1,845,179    109,224          5.92%         2,255,318       134,761     5.98%
  Securities purchased under
  agreements to resell                         27,174      1,488          5.48%             4,467           322     7.21%
  Other earning assets(3)                      65,903      4,237          6.43%            79,847         5,234     6.56%
                                           ----------   --------                      -----------      --------
   Total interest-earning                   2,979,598    222,664          7.47%         3,206,783       236,156     7.36%
     assets                                             --------        ======                         --------   ======

Noninterest-earning
     assets                                    92,630                                      89,147
                                               ------                                 -----------
   Total assets                            $3,072,228                                 $ 3,295,930
                                           ==========                                 ===========
Interest-bearing liabilities:
  Deposits:
   Transaction accounts(4)                 $  268,047   $  7,473          2.79%          $280,111      $  7,828     2.79%
   Term certificates of deposit             1,329,463     75,618          5.69%         1,271,079        73,345     5.77%
                                           ----------   --------                      -----------      --------
    Total deposits                          1,597,510     83,091          5.20%         1,551,190        81,173     5.23%
  Borrowings:
   FHLB advances                              848,733     57,442          6.77%           869,568        58,309     6.71%
   Securities sold under
    agreements to repurchase
    and other                                 418,784     28,202          6.73%           686,558        46,400     6.76%
   Promissory note payable                     12,852      1,026          7.98%            19,862         1,606     8.09%
   Senior notes                                     -          -             -                  -             -        -
                                           ----------   --------                      -----------      --------
   Total interest-bearing
     liabilities                            2,877,879    169,761          5.90%         3,127,178       187,488     6.00%
                                                        --------        ======                         --------   ======
Noninterest-bearing liabilities                89,914                                      33,075
                                           ----------                                 -----------
    Total liabilities                       2,967,793                                   3,160,253
Stockholders' equity                          104,435                                     135,677
                                           ----------                                 -----------
    Total liabilities and
     stockholders' equity                  $3,072,228                                 $ 3,295,930
                                           ==========                                 ===========
Net interest-earning assets                $  101,719                                 $    79,605
                                           ==========                                 ===========
Net interest income/interest
  rate spread                                           $ 52,903          1.57%                        $ 48,668     1.36%
                                                        ========        ======                         ========   ======
Net interest margin                                                       1.78%                                     1.52%
                                                                        ======                                    ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                          103.53%                                   102.55%
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

(3) Includes cash and due from banks, equity securities, interest bearing deposits and FHLB stock.

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

                                Year Ended December 31, 1998 compared to 1997

                              ---------------------------------------------------
                                   Increase (decrease) due to
                              --------------------------------------
                                                                      Total Net
                                                                       Increase
                                 Rate         Volume     Rate/Volume  (Decrease)
                              ------------  -----------  -----------  -----------

Interest-earning assets:
   Loans receivable           $(17,988)     $12,706      $(2,191)     $(7,473)
   Securities                   15,139       (43,271)      (8,360)     (36,492)
   Securities purchased under
     agreements to resell          (46)        1,875          (41)       1,788
   Other earning assets             97           504           12          613
                               -------       -------      -------      -------
Total net change in income
on interest-earning assets      (2,798)      (28,186)     (10,580)     (41,564)
                               -------       -------      -------      -------


Interest-bearing liabilities:
   Deposits:
     Transaction accounts       (1,053)          883         (128)        (298)
     Term certificates of
       deposit                  (3,564)       (4,135)         196       (7,503)
                               -------       -------      -------      --------
       Total deposits           (4,617)       (3,252)          68       (7,801)
   Borrowings:
     FHLB advances              (7,836)      (29,656)       5,944      (31,548)
     Securities sold under
agreements                     (11,848)      (11,843)      12,521      (11,170)
       to repurchase
     Promissory note payable      (583)         (583)         583         (583)
     Senior notes                   (2)        6,500           20        6,518
                               --------      -------      -------      -------
Total net change in expense
on interest-bearing
liabilities                    (24,886)      (38,834)      19,136      (44,584)
                               -------       -------      -------      -------
Change in net interest income  $22,088       $10,648      $(29,716)    $ 3,020
                               =======       =======      ========     =======



                                  Six Months Ended December 31, 1997 compared to
                                                       1996
                                ---------------------------------------------------
                                     Increase (decrease) due to
                                --------------------------------------
                                                                        Total Net
                                                                         Increase
                                   Rate        Volume     Rate/Volume   (Decrease)
                                ------------ ------------ ------------  -----------
                                              (Dollars in Thousands)
Interest-earning assets:
   Loans receivable              $(2,864)     $  (557)     $    30       $(3,391)
   Securities                      3,745      (32,649)      (1,966)      (30,870)
   Securities purchased under
     agreements to resell             70          563           38           671
   Other earning assets             (239)         (73)           6          (306)
                                 -------      -------      -------       --------
Total net change in income
on interest-earning assets           712      (32,716)      (1,892)      (33,896)
                                 -------      -------      -------       -------


Interest-bearing liabilities:
   Deposits:
     Transaction accounts           (133)         (41)           1          (173)
     Term certificates of
     deposit                        (186)        (189)           1          (374)
                                 -------      -------      -------       --------

       Total deposits               (319)        (230)           2          (547)
   Borrowings:
     FHLB advances                 2,958      (19,521)      (1,785)      (18,348)
     Securities sold under
       agreements to
       repurchase                  2,854      (16,631)      (2,576)      (16,353)
     Promissory note payable          20         (460)         (16)         (456)
     Senior notes                      -            -        2,965         2,965
                                 -------      -------      -------       -------
Total net change in expense
on interest-bearing
liabilities                        5,513      (36,842)      (1,410)      (32,739)
                                 -------      -------      -------       -------

Change in net interest income    $(4,801)     $ 4,126      $  (482)      $(1,157)
                                 =======      =======      ========      ========



                                    Year Ended June 30, 1997 compared to 1996

                                ---------------------------------------------------
                                     Increase (decrease) due to
                                --------------------------------------
                                                                        Total Net
                                                                        Increase
                                   Rate        Volume     Rate/Volume  (Decrease)
                                -----------  -----------  ------------ ------------

Interest-earning assets:
   Loans receivable              $(6,142)     $19,252      $(1,234)     $11,876
   Securities                     (1,259)     (24,507)         229      (25,537)
   Securities purchased under
     agreements to resell            (77)       1,637         (394)       1,166
   Other earning assets             (101)        (914)          18         (997)
                                 --------     --------     -------      --------
Total net change in income
on interest-earning assets        (7,579)      (4,532)      (1,381)     (13,492)
                                 -------      -------      -------      -------

Interest-bearing liabilities:
   Deposits:
     Transaction accounts            (19)        (337)           1         (355)
     Term certificates of
       deposit                    (1,048)       3,369          (48)       2,273
                                 --------     -------      --------     -------

       Total deposits             (1,067)       3,032          (47)       1,918
   Borrowings:
     FHLB advances                   543       (1,397)         (13)        (867)
     Securities sold under
       agreements                   (165)     (18,098)          65      (18,198)
       to repurchase
     Promissory note payable         (20)        (567)           7         (580)
     Senior notes                      -            -            -            -
                                 -------      -------      -------      -------
Total net change in expense
on interest-bearing liabilities     (709)     (17,030)          12      (17,727)
                                 -------      -------      -------      -------
Change in net interest income    $(6,870)     $12,498      $(1,393)     $ 4,235
                                 ========     =======      ========     =======

         Interest Income. Total interest and dividend income decreased by $41.6 million or 22.0% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Total interest and dividend income decreased by $33.9 million or 28.5% during the six months ended December 31, 1997, as compared to the same period in the prior year, and decreased by $13.5 million or 5.7% during the year ended June 30, 1997 compared to 1996. Interest income on loans receivable declined $7.5 million or 7.2% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Interest income on loans receivable decreased by $3.4 million or 6.4% during the six months ended December 31, 1997, as compared to the same period in the prior year, and increased by $11.9 million or 12.4% during the year ended June 30, 1997 compared to 1996. The decrease in interest income on loans during both the year ended December 31, 1998 and the six months ended December 31, 1997 comparative periods was due to a decline in the average yield earned on the Company's loan portfolio of 1.74% in the twelve month comparative periods and 56 basis points in the six month comparative periods. This decline in the average yield reflected, in part, the discontinuance of the Company's third-party automobile loan purchase activity, which generally carried higher yields than traditional real estate secured loans. The increase in interest on loans receivable during the year ended June 30, 1997 as compared to June 30, 1996 was primarily due to an increase in the average balance of loans outstanding of $174.2 million. During the year ended June 30, 1997, prior management significantly increased its originations of third-party automobile loans and continued its emphasis on the origination and purchase of commercial real estate loans.

         Interest income on securities and other interest-earning assets (which include mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and, during fiscal 1997, interest rate caps and floors and Student Loan Marketing Association preferred stock) declined by $34.1 million or 40.4% and $30.5 million or 46.3% during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, as compared to the same periods in the prior years. During the year ended June 30, 1997, interest income on securities and other interest earning assets declined $25.4 million or 18.1%. The decline in interest income on such investments during the twelve and six month comparative periods and during the year ended June 30, 1997 was primarily due to the decreases in the average balance of such investments of $671.3 million, $1.1 billion and $401.4 million during each respective comparative period. During the year ended June 30, 1997, the Company began reducing its securities holdings (primarily its COFI-based CMOs) through periodic bulk sale transactions which resulted in the sale of $743.9 million of securities during the year. During the six months ended December 31, 1997 and in connection with the private placement and the redemption, new management of the Company determined that its remaining CMO portfolio was "other than temporarily impaired" in accordance with SFAS No. 115 and, pursuant to GAAP, wrote-down the portfolio by $54.7 million and sold $865.1 million of its COFI-based CMOs.

         Interest Expense. Total interest expense decreased by $44.6 million or 32.5% and $32.7 million or 35.4% during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, as compared to the same periods in the prior years. Total interest expense decreased by $17.7 million or 9.5% during the year ended June 30, 1997 compared to 1996. Interest expense on deposits is the largest component of the Company's interest-bearing liabilities. Interest expense on deposits declined by $7.8 million or 9.5% and $547,000 or 1.3% during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, when compared to the same periods in prior years. During the fiscal year ended June 30, 1997, interest expense on deposits rose $1.9 million or 2.4%. Average balance declines of interest-bearing deposits in both the twelve and six month comparative periods, coupled with declines in the costs of those funds, led to the declines in interest expense noted in those periods. During fiscal year ended June 30, 1997, average balance of interest-bearing deposits rose $46.3 million while the rates paid remained relatively stable causing a corresponding increase in interest expense during the year.

         Interest expense on FHLB advances declined $31.5 million or 80.7% and $18.3 million or 56.7% during the year ended December 31, 1998 and the six months ended December 31, 1997 due to the 75.9% and 60.3% respective decline in the average balance of those borrowings, when compared to the same periods in the prior years. Similarly, interest expense on reverse repurchase agreements declined $11.2 million or 94.3% and $16.4 million or 88.8% during the twelve and six month comparative periods. During the fiscal year ended June 30, 1997, interest expense on reverse repurchase agreements declined by $18.2 million or 39.2% and interest expense on FHLB advances declined by $867,000 or 1.5%. The significant declines in interest expense during all of the above comparative periods is due to the strategic balance sheet restructuring begun by the Company after the private placement and the redemption and continuing through December 31, 1997. During this period, the Company began to reduce its securities holdings through periodic bulk sale transactions and utilized those proceeds to pay off its reverse repurchase agreements and pay down FHLB advances. Prior to this time, the Company's strategy had been to finance the purchase of mortgage-backed and related securities primarily through FHLB borrowings and reverse repurchase agreements.

         During the periods presented, interest expense on notes payable consisted of interest paid on a promissory note payable to the mother of the Selling Stockholders and, since September 8, 1997, interest accrued with respect to the Senior Notes. Interest expense on the promissory note amounted to $108,000, $1.0 million and $1.6 million during six months ended December 31, 1997 and years ended June 30, 1997 and 1996, respectively. On September 8, 1997, in connection with the closing of the private placement and the redemption, the Company issued $80.0 million of the Senior Notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually) and prepaid the promissory note held by the mother of the Selling Stockholders at a price equal to the principal amount thereof plus accrued and unpaid interest thereon. Interest expense and amortization of issuance costs on the Senior Notes (which began to accrue on September 8, 1997) amounted to $9.5 million and $3.1 million during the year ended December 31, 1998 and six months ended December 31, 1997, respectively.

         Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on (i) an estimate by management of loan losses that occurred during the current period and (ii) an ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Company's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral or the loan's observable market price. While management endeavors to use the best information available in making its evaluations, future adjustments to the allowance for loan losses may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Bank to recognize additions to its allowance based upon their judgments about information available to them at the time of their examination.

         The Company established provisions for loan losses of $1.5 million, $25.6 million, $28.4 million and $5.1 million during the year ended December 31, 1998, the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $1.3 million, $16.5 million, $20.2 million and $6.5 million. The $25.6 million and $28.4 million provisions established during the six months ended December 31, 1997 and the year ended June 30, 1997 were intended primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. At December 31, 1997, the Company's portfolio of such indirect automobile loans had been sold. See "Business--Lending Activities--Consumer Loans" in Item 1 hereof.

         Noninterest Income. Total noninterest income (loss) amounted to $14.8 million, $(107.1) million, $(17.1) million and $10.3 million during the year ended December 31, 1998, the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. The noninterest income (losses) recognized during the year ended June 30, 1997 and the six months ended December 31, 1997 primarily related to losses incurred on the sale of securities and the liquidation of related hedges. During the three month period ended September 30, 1997, such sales resulted in $125.5 million of losses. These sales continued through December 31, 1997 as new management dramatically restructured the balance sheet of the Company. Specifically, during the quarter ended September 30, 1997, the Company (1) liquidated the hedging contracts previous management had entered into in an attempt to reduce the Company's exposure to interest rates, (2) sold the majority of its COFI-based CMO portfolio and (3) wrote-down the remaining COFI-based CMO portfolio to reflect market values. The market for fixed income securities improved during the three month period ended December 31, 1997 and continued sales from this portfolio resulted in a gain of $12.7 million reducing the loss to $112.8 million for the six months ended December 31, 1997. Net gains on sale of assets recognized during the year ended December 31, 1998 of $932,000 came as a result of the Company's sale of COFI-based CMOs, mortgages and consumer loans. The Company routinely sells mortgages and other longer-term loans with and without servicing released in order to manage interest-rate risk. See "Qualitative and Quantitative Disclosure about Market Risk--Asset and Liability Management" in
Item 7A hereof. The noninterest income recognized during the year ended December 31, 1998 is reflective of the core noninterest income potential of the Company as this was the first year of operations occurring subsequent to the balance sheet restructuring discussed above.

         Noninterest Expense. Total noninterest expense declined $3.2 million or 7.4% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Similarly, total noninterest expense decreased by $6.7 million or 22.8% during the six months ended December 31, 1997, as compared to the same period in the prior year, while increasing $13.8 million or 39.0% during the year ended June 30, 1997. During the year ended June 30, 1997, the increase in noninterest expense came as a result of the one-time special SAIF assessment, as discussed below. In addition, during the year ended June 30, 1997, the Company's provision for uninsured risk and losses increased by $1.9 million or 140.5% due to the Company's reassessment of its potential liability with respect to the FDIC Case. See "Legal Proceedings" in Item 3 hereof. The decrease in noninterest expense during the year ended December 31, 1998 as compared to the year ended December 31, 1997 was due primarily to nonrecurring charges associated with the private placement. The decrease in noninterest expenses attributable to the private placement was partially offset by increases in compensation and employee benefits during the year ended December 31, 1998 resultant from the Company's strategic development of a commercial business lending line of business. The decrease in noninterest expense during the six months ended December 31, 1996 was primarily due to the absence of the $10.3 million (before applicable tax benefits) special assessment which was recognized by the Company in September 1996 in connection with the recapitalization of the SAIF. Pursuant to legislation effective September 30, 1996, all SAIF member institutions were required to pay a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This legislation resulted in the recapitalization of the SAIF and, consequently, during the fourth calendar quarter of 1996, the FDIC lowered the Bank's assessment rates. See "Business--Regulation of Federal Savings Institutions--FDIC Assessments" in Item 1 hereof.

         Provision (Benefit) for Income Taxes. During the year ended December 31, 1998, the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996, the Company recognized $10.3 million, $(44.1) million, $(11.9) million and $4.9 million, respectively, of provisions (benefits) for income taxes. At December 31, 1998, the Company had approximately $19.1 million and $176.4 million of net operating loss carryforwards available for federal and state income tax purposes, respectively. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013. The federal net operating loss carryforwards expire in 2013. At December 31, 1997 and 1998, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized. The change in ownership of the Company did not result in a limitation on the utilization of the net operating losses. See "Business--Taxation" in Item 1 hereof and Note 15 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 1998, the Company had $130 million in borrowing capacity under a collateralized line of credit with the FHLB of Topeka, none of which was outstanding as of such date. The Bank does not currently accept brokered deposits as a source of liquidity, and does not anticipate a change in this practice in the foreseeable future.

         At December 31, 1998, the Company had outstanding commitments (including unused lines of credit) to originate mortgage and non-mortgage loans of $133.3 million. Certificates of deposit which are scheduled to mature within one year totaled $961.4 million at December 31, 1998, and the Company did not have borrowings that are scheduled to mature within the same period. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance any maturing borrowings.

         During the year ended December 31, 1998, the Company began making interest payments on the Senior Notes, which were to be initially funded through an interest reserve account established with an independent trustee and subsequently through dividends from the Bank. The Senior Notes have an annual debt service requirement of $8.8 million (or $4.4 million for each semi-annual period). During the year ending December 31, 1999, the Company intends to fund the interest payments scheduled to be made on March 1, 1999 and September 1, 1999 through dividends from the Bank.

         Capital Resources. Federally insured savings institutions such as the Bank are required to maintain minimum levels of regulatory capital. See "Business--Regulation of Federal Savings Institutions--Regulatory Capital Requirements" in Item 1 hereof. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 1998.

                                       Minimum Required                 Actual                      Excess
                                   --------------------------  --------------------------  --------------------------
                                     Percent       Amount        Percent       Amount        Percent       Amount
                                   ------------  ------------  ------------  ------------  ------------  ------------
                                                                (Dollars in Thousands)

             Tangible capital           1.50%      $  31,218        7.61%      $ 158,362        6.11%      $ 127,144
             Core capital (1)           3.00          62,448        7.63         158,786        4.63          96,338
             Risk-based capital(2)(3)   8.00         106,669       13.08         174,398        5.08          67,729

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

INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and related data presented in
Item 8 hereof have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available for sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

         Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies which the Company has adopted that are set forth in the Company's Notes to Consolidated Financial Statements in Item 8 hereof.

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

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application permitted. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

YEAR 2000 COMPLIANCE

         The Year 2000 could have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company had completed its reprogramming as of December 31, 1998 and testing efforts will be substantially concluded by April 30, 1999. Further validation through testing will be conducted throughout calendar year 1999.

         The Company does not rely on in-house data processing or computer programming for its main frame banking applications. The Company's primary data processing vendor, AllTel, Inc., has a history of producing high quality banking applications and has assured the Company that its core applications will be capable of handling the Year 2000. The Company has been testing these applications in its own environment to validate these assurances.

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

         The Company believes that it has substantially completed an assessment of the Year 2000 compliance status of all its information technology and non-information technology equipment as of December 31, 1998 and is now in the process of addressing the Year 2000 compliance of such equipment.

         Testing and remediation of all of the Company's systems and applications is expected to incrementally cost approximately $500,000 in 1999, excluding costs of Company employees involved in Year 2000 compliance activities, from inception in calendar year 1997 through completion in calendar year 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is comprised of the Chief Executive Officer, the President, the Chief Financial Officer, the Treasurer, the Director of Retail Operations and the Director of Commercial Real Estate of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Management Committee meets monthly or as needed to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities and prepayments of loans, investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports to the full Board of Directors.

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

         A commonly used method for evaluating interest rate risk includes an analysis of the interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. Normally, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Due to differences between institution's balance sheets, these variances may affect institutions differently. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, based on the information and assumptions set forth in the notes below.

                                                                             More Then
                                                  Three to     More Than    Three Years
                                  Within Three     Twelve     One Year to     to Five      Over Five
                                     Months        Months     Three Years      Years         Years         Total
                                  ------------- ------------- ------------- ------------- ------------- -------------
                                                                (Dollars in Thousands)
Interest-earning assets (1):
   Loans receivable (2)             $  473,474    $  277,424    $  269,513    $  193,037    $  174,522    $1,387,970
   Securities (3)                      324,859        83,496       103,307        31,809        10,445       553,916
   Other interest-earning assets(4)     97,573             -             -             -             -        97,573
                                    ----------    ----------    ----------    ----------    ----------    ----------
       Total                        $  895,906    $  360,920    $  372,820    $  224,846    $  184,967    $2,039,459
                                     =========     =========     =========     =========     =========     =========

Interest-bearing liabilities:
   Deposits (5):
     Money market and NOW
       accounts                     $   30,117    $   36,581    $   66,466    $   40,455    $   74,061    $  247,680
     Passbook accounts                   2,611         7,832        16,723        12,389        35,408        74,963
     Certificates of deposit           345,484       611,773       232,099        23,354           605     1,213,315
   Borrowings:
     FHLB advances (6)                       -       155,000        25,000        40,000            33       220,033
     Senior notes                            -             -             -             -        80,000        80,000
                                    ----------    ----------    ----------    ----------    ----------    ----------
       Total                        $  378,212    $  811,186    $  340,288    $  116,198    $  190,107    $1,835,991
                                     =========     =========     =========     =========     =========     =========

Excess (deficiency) of
interest-earning
   assets over interest-bearing
   liabilities                     $  517,694    $ (450,266)   $   32,532    $  108,648    $   (5,140)   $  203,468
                                    =========     ==========    =========     =========     ==========    =========

Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities     $  517,694    $   67,428    $   99,960    $  208,608    $  203,468    $  203,468
                                     =========     =========     =========     =========     =========     =========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities
   as a percent of total assets          24.32%         3.17%         4.70%         9.80%         9.56%         9.56%
                                    ==========    ==========    ==========    ==========    ==========    ==========

-------------------------

(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.

(2)      Balances have been reduced for nonaccrual loans.

(3) Does not include unrealized gain on securities classified as available for sale.

(4) Comprised of cash and due from banks, deposits with other banks and FHLB stock.

(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts.

(6)      Maturity based on call date rather than actual maturity date.

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

                                       December 31, 1998                              December 31, 1997
                                      Net Interest Income                            Net Interest Income
                                      (next four quarters)                          (next four quarters)
------------------------- ---------------------------------------------  --------------------------------------------

                           Estimated Change                               Estimated Change
    Change (in Basis           From Base                % Change              from Base               % Change
       Points) in               (000's)                 from Base              (000's)                from Base
   Interest Rates (1)
------------------------- --------------------     --------------------  --------------------    --------------------

          +300                 ($ 9,058)                       (14)           ($ 1,985)                        (4)

          +200                   (5,494)                        (8)               (947)                        (2)

          +100                   (1,259)                        (2)               (341)                        (1)

             0                   66,895(2)                       -              47,508(2)                       -

          -100                   14,141                         21                 129                          -

          -200                   17,474                         26                 467                          1

          -300                   15,924                         24               2,408                          5


                                       December 31, 1998                              December 31, 1997
                                              NPV                                            NPV
                          ---------------------------------------------  --------------------------------------------

                           Estimated Change                               Estimated Change
    Change (in Basis           From Base                % Change              From Base               % Change
       Points) in               (000's)                 from Base              (000's)                from Base
   Interest Rates (1)
------------------------- --------------------     --------------------  --------------------    --------------------

          +300                 ($ 58,018)                       (43)          ($ 38,218)                       (25)

          +200                   (34,595)                       (26)            (20,141)                       (13)

          +100                   (13,739)                       (10)             (7,101)                        (5)

             0                   134,252                          -             153,545                          -

          -100                     3,755                          3               2,606                          2

          -200                     1,973                          1              (2,235)                        (1)

          -300                    (6,771)                        (5)             (8,469)                        (6)

-------------------------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing balance sheet as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds.

         At December 31, 1998, the rate of change in net interest income is affected by an increase in loan prepayment speeds, which is reinvested in lower yielding short-term investments during down shocks. Also, lower rate-paying deposit accounts such as passbooks, money market and NOW accounts do not drop below 0% in 300 basis points down shocks. These factors cause the rate of change to be relatively flat in the down shocks. Conversely, the rate of change in net interest income in up shocks is affected by a decrease in loan prepayment speeds while all deposit accounts are able to reprice fully in each 100 basis point increment. The differences between December 31, 1997 and December 31, 1998 net interest income in the base case are mainly due to the acquisition of two financial institutions, increased loan growth, higher investment yields and reduced cost of deposits and borrowings. The difference within the down shocks is mainly due to December 31, 1998 down shocks taking into consideration the higher prepayment speeds that would result from reductions in the already relatively low interest rates that existed at that date.

         The differences between December 31, 1997 and December 31, 1998 NPV in the base case are mainly due to the goodwill (which is considered to have no market value) that was booked in 1998 from the two acquisitions; and shorter duration on deposit accounts as of December 31, 1998 reducing NPV; and net income for 1998. The differences in NPV between the up shocks at December 31, 1998 versus December 31, 1997 is mainly due to the shorter duration of deposit accounts.

         The model reflects only the effects of assumptions made by management while running the different interest rate shocks. The only variables between the different rate shocks are the interest rates and the prepayment speeds.

         The prepayment assumptions used in the model are based on historical and market estimates. Standard present value calculation methodology is used to discount the estimated future cash flows of assets and liabilities at appropriate discount rates. The market value for COFI-indexed CMOs is obtained through the Bloomberg calculator designated by the OTS.

         Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company's operations to changes in interest rates are reasonable; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on the Company's net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial statements at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 1998.

         On October 8, 1997, pursuant to authorization of its Board of Directors, the Company dismissed the firm of Arthur Andersen LLP ("Arthur Andersen") as its auditors and retained KPMG LLP. Arthur Andersen's report for each of the three fiscal years ended June 30, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

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

         During fiscal 1997 and 1996, prior to their appointment as certifying accountants, the Company did not consult KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for the information provided below regarding the Company's executive officers, the information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

         The following table sets forth the name and age of each executive officer, his principal position with the Company, and the year he became an officer.

                                                          Officer
                           Name                  Age       Since                   Position
                           ----                  ---       -----                   --------

               Edward A. Townsend                57         1997          Chief Executive Officer
               Jan A. Norton                     52         1997          President
               Robert L. Vanden                  52         1990          Executive Vice President of the Bank
               Richard L. Park                   67         1997          Executive Vice President
                                                                          and Chief Financial Officer
               Christopher C. Turner             40         1983          Executive Vice President
               James N. Young                    50         1998          Executive Vice President, President
                                                                          Tulsa Regional, and Manager of
                                                                          Commercial Lending of the Bank
               Harold L. Bowers                  55         1998          Executive Vice President
                                                                          and Chief Credit Officer of the Bank
               William C. Lee                    59         1998          Executive Vice President
                                                                          Operations Division of the Bank

         Biographical information regarding Messrs. Edward A. Townsend, Jan A. Norton and Robert L. Vanden are incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report. Biographical information regarding Messrs. Richard L. Park, Christopher C. Turner, James N. Young, Harold L. Bowers and William C. Lee are set forth below.

         The executive officers serve until their successors are elected and qualified. No executive officer is related to any director or other executive office of the Company by blood, marriage or adoption. There are no arrangements or understandings between any director of the Company and any other person pursuant to which such person was elected an executive officer.

         Richard L. Park. Mr. Park, who is 67 years old, began serving as Executive Vice President and Chief Financial Officer of the Company and the Bank in charge of finance following consummation of the Private Placement. Mr. Park has served as Chief Financial Officer of Green Country Bank since October 1996. From January 1991 through May 1996, Mr. Park was Chief Financial Officer of Western Farm Credit Bank in Sacramento, California, the Eleventh District Bank in the Federal Farm Credit System. Mr. Park is a Certified Public Accountant.

         Christopher C. Turner. Mr. Turner, who is 40 years old, has served as Executive Vice President of the Bank in charge of residential and consumer lending, branch administration and marketing since October 1996. Prior to October 1996, Mr. Turner held various positions in the Internal Audit Department of the Company which he joined in November 1980.

         James N. Young. Mr. Young, who is 50 years old, serves as President, Tulsa Region and manager of Commercial Lending for the Tulsa and Oklahoma City markets. From 1973 to 1994, Mr. Young served in various commercial lending capacities with Bank of Oklahoma in both Tulsa and Oklahoma City, his last assignment being President, Oklahoma City. From 1994 to January 1998, he served as Senior Commercial Lending Manager for BankIV and its successors, Boatmen's Bank and NationsBank in Oklahoma City. His last position with NationsBank was President, Oklahoma City, and Senior Commercial Lending Manager for the state of Oklahoma. Mr. Young joined Local Federal in February 1998.

         Harold L. Bowers. Mr. Bowers, who is 55 years old, serves as Executive Vice President and Chief Credit Officer. After serving four years as an officer in the United States Air Force, Mr. Bowers started his banking career with Liberty National Bank, Oklahoma City, OK. From 1970 to 1980 he served in various credit capacities ultimately serving 6 years as Manager of Loan Administration. In 1980-81 he managed the Credit Department for Bank of Oklahoma, Tulsa, OK. From 1981 to 1998, Mr. Bowers served with NationsBank and its predecessor banks with both senior credit and commercial lending management responsibilities.

         William C. Lee. Mr. Lee, who is 59 years old, serves as Executive Vice President and is the Banks' principal Operations Officer. Mr. Lee joined Local Federal in May 1998. Prior to joining the Bank, Mr. Lee was Executive Vice President and Chief Financial Officer of the Annuity Board of the Southern Baptist Convention, a pension and insurance management company, joining that institution in July 1991. Mr. Lee is a Director of Ultrak, Inc. and is a Certified Public Accountant.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1) Financial Statements. The following financial statements for the Year Ended December 31, 1998, Six Months Ended December 31, 1997 and Years Ended June 30, 1997 and 1996 are filed as part of this report:

         Independent Auditors' Report

         Report of Independent Public Accountants

         Consolidated Statements of Financial Condition as of December 31, 1998 and December 31, 1997.

         Consolidated Statements of Operations for the Year Ended December 31, 1998, Six Months Ended December 31, 1997 and for the Years Ended June 30, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1998, Six Months Ended December 31, 1997 and for the Years Ended June 30, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Year Ended December 31, 1998, Six Months Ended December 31, 1997 and for the Years Ended June 30, 1997 and 1996.

         Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules.

         No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3)   Management Contracts or Compensatory Plan Arrangements

         See exhibits marked with a double asterisk in Item 14(c) below.

(b)      Reports on Form 8-K

         On October 21, 1998, the Company filed a Form 8-K current report to report third quarter earnings and to announce the successful completion of its acquisitions of BankSouth Corporation, the Lawton, Oklahoma bank holding company for Citizens Bank.

(c)      List of Exhibits.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

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

10.7*             Employment Agreement between Local Financial and Edward A.
                  Townsend, dated September 8, 1997**

10.8*             Employment Agreement between Local Financial and Jan A.
                  Norton, dated September 8, 1997**

10.9*             Local Financial Stock Option Plan**

10.10* Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997**

10.11             Local Financial Corporation 1998 Stock Option Plan

10.12             Form of Severance Agreement, dated January 1, 1999

10.13 First Amendment to Employment Agreement between Local Financial and Edward A. Townsend dated November 6, 1998

10.14 First Amendment to Employment Agreement between Local Financial and Jan A. Norton dated November 6, 1998

10.15 1998 Non-qualified Stock Option Agreement between Local Financial and Edward A. Townsend dated September 23, 1998

10.16 1998 Non-qualified Stock Option Agreement between Local Financial and Jan A. Norton dated September 23, 1998

16.0*             Letter re: Change in certifying Accountant

21.0* Subsidiaries of the Registrant (see "Business--Subsidiaries" in the Prospectus)

27.0              Financial Data Schedule
-------------------------

*These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 and are incorporated by reference herein:

**Exhibits identified with a double asterisk (**) are management contracts or are compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LOCAL FINANCIAL CORPORATION

Date     March 30, 1999           By:   /s/ Edward A. Townsend
                                        ------------------------------------
                                        Chairman and Chief Executive Officer


Date     March 30, 1999           By:   /s/ Richard L. Park
                                        ------------------------------------
                                        Executive Vice President and
                                        Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date     March 30, 1999           By:   /s/ Robert A. Kotecki
                                        ------------------------------------
                                        Robert A. Kotecki, Director


Date     March 30, 1999           By:   /s/ Joseph A. Leone
                                        ------------------------------------
                                        Joseph A. Leone, Director


Date     March 30, 1999           By:   /s/ George Nigh
                                        ------------------------------------
                                        George Nigh, Director


Date     March 30, 1999           By:   /s/ Jan A. Norton
                                        ------------------------------------
                                        Jan A. Norton, Director


Date     March 30, 1999           By:   /s/ Edward A. Townsend
                                        ------------------------------------
                                        Edward A. Townsend, Director


Date     March 30, 1999           By:   /s/ Kenneth W. Townsend
                                        ------------------------------------
                                        Kenneth W. Townsend, Director


Date     March 30, 1999           By:   /s/ J. David Rosenberg
                                        ------------------------------------
                                        J. David Rosenberg, Director

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report...........................................F-1
Report of Independent Public Accountants...............................F-2

Audited Consolidated Financial Statements:

Consolidated Statements of Financial Condition
   as of December 31, 1998 and 1997....................................F-3

Consolidated Statements of Operations
   for the Year Ended December 31, 1998,
   Six Months Ended December 31, 1997
   and the Years Ended June 30, 1997 and 1996..........................F-4

Consolidated Statements of Stockholders' Equity
   for the Year Ended December 31, 1998,
   Six Months Ended December 31, 1997
   and the Years Ended June 30, 1997 and 1996..........................F-5

Consolidated Statements of Cash Flows
   for the Year Ended December 31, 1998,
   Six Months Ended December 31, 1997
   and the Years Ended June 30, 1997 and 1996..........................F-6

Notes to Consolidated Financial Statements
   for December 31, 1998 and 1997 and June 30, 1997 and 1996...........F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Local Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the six months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the six months ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     KPMG LLP

Oklahoma City, Oklahoma
February 4, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Local Financial Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Local Financial Corporation and subsidiary (the "Company"), for each of the two years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Local Financial Corporation and subsidiary for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP
Oklahoma City, Oklahoma
August 27, 1997 (except with
   respect to the matter discussed
   in Note 2, as to which the date
   is September 8, 1997)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 1998 and 1997
                    (Dollars in thousands, except share data)


                                       ASSETS                                            1998                1997
                                                                                         ----                ----

Cash and due from banks                                                              $    27,180                34,152
Interest bearing deposits with other banks                                                27,700                20,000
Securities purchased under agreements to resell                                               --               178,000
Securities available for sale                                                            570,964               518,107
Loans receivable, net of allowance for loan losses of $27,901
    at December 31, 1998 and $20,484 at December 31, 1997                              1,362,272               953,470
Federal Home Loan Bank of Topeka stock, at cost                                           42,693                45,147
Premises and equipment, net                                                               23,959                10,646
Assets acquired through foreclosure and repossession, net                                    693                   260
Intangible assets, net                                                                    17,843                 1,779
Deferred tax asset, net                                                                   10,959                26,058
Current income taxes receivable                                                           18,291                28,427
Other assets                                                                              26,425                65,319
                                                                                     -----------           -----------
         Total assets                                                                $ 2,128,979             1,881,365
                                                                                     ===========           ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                                         $   379,796               247,264
      Savings                                                                             74,963                68,937
      Time                                                                             1,213,315             1,286,332
                                                                                     -----------           -----------
         Total deposits                                                                1,668,074             1,602,533

    Advances from borrowers for taxes and insurance                                        4,400                 5,046
    Advances from the Federal Home Loan Bank of Topeka                                   220,033                80,136
    Senior notes                                                                          80,000                80,000
    Other liabilities                                                                     37,666                31,025
                                                                                     -----------           -----------
         Total liabilities                                                             2,010,173             1,798,740

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value, 25,000,000 shares authorized; 20,537,269 shares issued and 20,537,209 shares outstanding at December 31, 1998;
      19,700,060 shares issued and
      19,700,000 shares outstanding at December 31, 1997                                     205                   197
    Preferred stock, $0.01 par value, 5,000,000 shares authorized;
      none outstanding                                                                        --                    --
    Additional paid-in capital                                                           206,758               197,766
    Retained earnings                                                                     50,197                31,760
    Treasury stock, 60 shares, at cost                                                  (149,436)             (149,436)
    Accumulated other comprehensive income                                                11,082                 2,338
                                                                                     -----------           -----------
         Total stockholders' equity                                                      118,806                82,625
                                                                                     -----------           -----------

         Total liabilities and stockholders' equity                                  $ 2,128,979             1,881,365
                                                                                     ===========           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (Dollars in thousands, except share data)


                                                                                SIX MONTHS
                                                               YEAR ENDED          ENDED             YEARS ENDED JUNE 30,
                                                               DECEMBER 31,     DECEMBER 31,      --------------------------
                                                                   1998             1997             1997             1996
                                                                ---------        ---------        ---------        ---------
Interest and dividend income:
    Loans                                                       $  96,851           49,788          107,715           95,839
    Securities available for sale                                  41,862           28,113           81,861           61,939
    Securities held to maturity                                        --            3,193           27,363           72,822
    Federal Home Loan Bank of Topeka stock                          3,474            1,677            3,658            3,220
    Other investments                                               5,017            2,433            2,067            2,336
                                                                ---------        ---------        ---------        ---------
         Total interest and dividend income                       147,204           85,204          222,664          236,156
Interest expense:
    Deposit accounts                                               74,743           40,672           83,091           81,173
    Advances from the Federal Home Loan
      Bank of Topeka                                                7,547           14,005           57,442           58,309
    Securities sold under agreements to
      repurchase                                                      678            2,073           28,202           46,400
    Notes payable                                                   9,470            3,073            1,026            1,606
                                                                ---------        ---------        ---------        ---------
         Total interest expense                                    92,438           59,823          169,761          187,488
Net interest and dividend income                                   54,766           25,381           52,903           48,668
    Provision for loan losses                                      (1,450)         (25,578)         (28,428)          (5,117)
                                                                ---------        ---------        ---------        ---------
         Net interest and dividend income (loss)
           after provision for loan losses                         53,316             (197)          24,475           43,551
                                                                ---------        ---------        ---------        ---------
Noninterest income:
    Deposit related income                                         10,389            4,105            7,410            5,800
    Loan fees and loan service charges                              1,737              981            2,730            2,197
    Net gains (losses) on sale of assets                              932         (112,669)         (29,183)           1,248
    Other                                                           1,724              434            1,919            1,071
                                                                ---------        ---------        ---------        ---------
         Total noninterest income (loss)                           14,782         (107,149)         (17,124)          10,316
                                                                ---------        ---------        ---------        ---------
Noninterest expense:
    Compensation and employee benefits                             19,287            7,731           14,588           14,177
    Deposit insurance premiums                                      1,323              522           12,470            3,617
    Provision for uninsured risk                                       --               --            3,300            1,372
    Equipment and data processing                                   4,276            1,485            3,080            2,847
    Occupancy                                                       3,029            1,416            2,873            2,595
    Advertising                                                     2,080              522            1,556            1,131
    Professional fees                                               2,142              984            1,152              825
    Other                                                           7,270           10,025           10,237            8,863
                                                                ---------        ---------        ---------        ---------
         Total noninterest expense                                 39,407           22,685           49,256           35,427
                                                                ---------        ---------        ---------        ---------

Income (loss) before provision (benefit) for income taxes          28,691         (130,031)         (41,905)          18,440
      Provision (benefit) for income taxes                         10,254          (44,075)         (11,860)           4,872
                                                                ---------        ---------        ---------        ---------
         Net income (loss)                                      $  18,437          (85,956)         (30,045)          13,568
                                                                =========        =========        =========        =========
Basic net income (loss) per share                               $    0.90            (4.76)           (1.95)            0.88
                                                                =========        =========        =========        =========
Diluted net income (loss) per share                             $    0.89            (4.76)           (1.95)            0.88
                                                                =========        =========        =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

     For the Year ended December 31, 1998, Six Months ended December 31, 1997 and For the Years ended June 30, 1997 and 1996
                             (Dollars in thousands)


                                                                                                          ACCUMULATED
                                                                           ADDITIONAL                         OTHER         TOTAL
                                                                 COMMON      PAID-IN  RETAINED TREASURY  COMPREHENSIVE STOCKHOLDERS'
                                                                  STOCK      CAPITAL  EARNINGS   STOCK   INCOME (LOSS)    EQUITY
                                                                  -----      -------  --------   -----   -------------    ------

Balance, June 30, 1995                                           $     --       8,797  134,193         --        229       143,219
    Comprehensive income (loss):
      Net income                                                       --          --   13,568         --         --        13,568
      Unrealized losses on securities
        transferred from held to maturity to available for sale,
        net of income tax                                              --          --       --         --    (10,831)      (10,831)
      Net change in unrealized losses on securities available
        for sale, net of reclassification adjustment                   --          --       --         --    (37,897)      (37,897)
                                                                                                                          --------
      Comprehensive income (loss)                                                                                          (35,160)
                                                                 --------    -------- --------   --------   --------      --------
Balance, June 30, 1996                                                 --       8,797  147,761         --    (48,499)      108,059
    Comprehensive income (loss):
      Net loss                                                         --          --  (30,045)        --         --       (30,045)
      Net change in unrealized gains on securities available
        for sale, net of reclassification adjustment                   --          --       --         --     16,516        16,516
                                                                                                                          --------
      Comprehensive income (loss)                                                                                          (13,529)
    Capital contribution                                               --       8,099       --         --         --         8,099
                                                                 --------    -------- --------   --------   --------      --------
Balance, June 30, 1997                                                 --      16,896  117,716         --    (31,983)      102,629
    Comprehensive income (loss):
      Net loss                                                         --          --  (85,956)        --         --       (85,956)
      Net change in unrealized gains on securities available
        for sale, net of reclassification adjustment                   --          --       --         --     34,321        34,321
                                                                                                                          --------
      Comprehensive income (loss)                                                                                          (51,635)
    Issuance of common stock                                          197     180,870       --         --         --       181,067
    Purchase of treasury stock                                         --          --       --   (149,436)        --      (149,436)
                                                                 --------    -------- --------   --------   --------      --------
Balance, December 31, 1997                                            197     197,766   31,760   (149,436)     2,338        82,625
    Comprehensive income:
      Net income                                                       --          --   18,437         --         --        18,437
      Net change in unrealized gains on securities available
        for sale, net of reclassification adjustment                   --          --       --         --      8,744         8,744
                                                                                                                          --------
      Comprehensive income                                                                                                  27,181
    Issuance of common stock                                            8       8,992       --         --         --         9,000
                                                                 --------    -------- --------   --------   --------      --------
    Balance, December 31, 1998                                   $    205     206,758   50,197   (149,436)    11,082       118,806
                                                                 ========    ======== ========   ========   ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                     SIX MONTHS
                                                      YEAR ENDED       ENDED
                                                     DECEMBER 31,    DECEMBER 31,     YEARS ENDED JUNE 30,
                                                                                    ------------------------
                                                         1998           1997           1997           1996
                                                      ---------      ---------      ---------      ---------

Cash provided by operating activities:
    Net income (loss)                                 $  18,437        (85,956)       (30,045)        13,568
    Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Provisions for loan losses and
            uninsured risk and losses on
            assets acquired through
            foreclosure and repossession                  1,450         25,641         31,804          6,673
          Deferred income tax expense (benefit)          11,259        (27,585)        (1,429)         1,961
          Accretion of discounts on loans
            acquired                                     (2,836)        (2,963)        (6,019)        (4,281)
          Amortization of deferred (gains)
            losses on interest rate swaps                    --            806             73           (671)
          Amortization (accretion) of
            premium (discount) on securities
            available for sale, net                      (5,390)           (95)         8,265         11,905
          Net amortization of premium on
            securities held to maturity                      --             97          2,090             --
          Depreciation and amortization                   3,448          1,347          2,688          2,450
          Proceeds from the sales of loans               82,890         11,416         12,132         15,155
          (Gain) loss on sale of assets                    (932)       112,669         29,183         (1,248)
          Stock dividends received from
            Federal Home Loan Bank stock                 (3,474)        (1,677)        (3,658)            --
          Change in other assets                         20,862        (15,299)        (5,332)        (1,504)
          Change in other liabilities                    (1,140)         9,282         (9,296)        (3,013)
                                                      ---------      ---------      ---------      ---------
               Net cash provided by
                  operating activities                  124,574         27,683         30,456         40,995
                                                      ---------      ---------      ---------      ---------

Cash provided (absorbed) by investing activities:
       Proceeds from sales of securities
          available for sale                             47,764        865,146        730,957         50,321
       Proceeds from principal collections
          on securities available for sale              233,323         52,735         13,245         80,977
       Proceeds from principal collections
          on securities held to maturity                     --         28,054         52,161             --
       Purchase of securities available for sale       (272,937)        (6,001)            --         (5,320)
       Purchase of securities held to maturity               --        (74,440)       (73,389)            --
       Purchase of interest rate caps                        --             --             --         (3,720)
       Payments on termination of interest
          rate swap agreements                               --        (47,283)            --         (3,344)
       Proceeds from termination of interest
          rate swap agreements                               --             --             --          3,637
       Proceeds from sales of equity
          securities available for sale                      --             --         12,986             --

                                                                     (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                        SIX MONTHS
                                                       YEAR ENDED          ENDED
                                                      DECEMBER 31,      DECEMBER 31,            YEARS ENDED JUNE 30,
                                                                                          ------------------------------
                                                          1998              1997              1997              1996
                                                      ------------      ------------      ------------      ------------
      Purchases of securities under
         agreements to resell                         $ (1,139,462)         (424,000)               --                --
      Proceeds from maturity of securities
         purchased under agreements to resell            1,317,462           246,000                --                --
      Purchases of Federal Home Loan
         Bank stock                                             --            (3,424)          (80,850)          (71,425)
      Proceeds from the sale of Federal
         Home Loan Bank stock                                8,797                --            67,883            83,400
      Loans made by non-bank subsidiary                         --               (26)          (29,213)         (133,914)
      Repayments of loans made by
         non-bank subsidiary                                    --            13,710            49,755            39,411
      Proceeds from the sales of loans                      29,592                --                --                --
      Change in loans receivable, net                     (276,251)          (24,814)          (63,247)         (142,412)
      Proceeds from disposal of assets
         acquired through foreclosure and
         repossession                                          738             6,381            18,257             5,806
      Purchases of premises and equipment                   (4,923)             (465)           (1,480)           (1,649)
      Proceeds from sales of premises and
         equipment                                             130                25                 9                72
      Cash acquired in acquisition of
         Green Country Banking Corporation                   2,512                --                --                --
      Cash paid in acquisition of BankSouth
         Corporation, net of cash and
         cash equivalents received                         (12,966)               --                --                --
                                                      ------------      ------------      ------------      ------------
                    Net cash provided
                       (absorbed) by
                       investing activities                (66,221)          631,598           697,074           (98,160)
                                                      ------------      ------------      ------------      ------------

Cash provided (absorbed) by financing activities:
      Change in transaction accounts                        39,809            (3,697)            7,635           (20,256)
      Change in time deposits                             (212,923)          (38,126)           34,261            44,894
      Change in securities sold under
         agreements to repurchase                               --          (312,774)         (770,223)          299,568
      Preceeds from advances from the
         Federal Home Loan Bank                            918,905         1,303,599         9,978,290         4,679,967
      Repayments of advances from the
         Federal Home Loan Bank                           (799,608)       (1,757,377)       (9,886,271)       (4,941,297)
      Proceeds from issuance of common
         stock                                                  --           181,067                --                --
      Proceeds from issuance of senior notes                    --            80,000                --                --
      Payments of debt issuance costs                           --            (4,344)               --                --
      Repayments of note payable                                --            (7,010)               --            (7,010)
      Purchase of treasury stock                                --          (149,436)               --                --
      Payment of liability assumed from
         Green Country Banking Corporation                  (3,162)               --                --                --
      Change in advances by borrowers for
         taxes and insurance                                  (646)           (2,435)              542               442
                                                      ------------      ------------      ------------      ------------
                    Net cash provided
                       (absorbed) by
                       financing activities                (57,625)         (710,533)         (635,766)           56,308
                                                      ------------      ------------      ------------      ------------
                                                                                                             (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                 SIX MONTHS
                                                           YEAR ENDED              ENDED
                                                           DECEMBER 31,          DECEMBER 31,           YEARS ENDED JUNE 30,
                                                                                                   ------------------------------
                                                               1998                  1997                1997             1996
                                                         ----------------       ----------------   ----------------    ----------

Net change in cash and cash equivalents                  $            728                (51,252)            91,764          (857)

Cash and cash equivalents at beginning of
    period                                                         54,152                105,404             13,640        14,497
                                                         ----------------       ----------------   ----------------    ----------

Cash and cash equivalents at end of period               $         54,880                 54,152            105,404        13,640
                                                         ================       ================   ================    ==========

Supplemental disclosures of cash flow information:
       Cash paid (received) during the period for:
         Interest                                        $         90,636                 60,190            173,920       186,052
                                                         ================       ================   ================    ==========
         Income taxes                                    $        (12,042)                (1,631)              --           9,250
                                                         ================       ================   ================    ==========

Supplemental schedule of noncash
     investing and financing activities:
       Loans made to facilitate the sale of
         assets acquired through
         foreclosure and repossession                    $           --                     --                   79           592
                                                         ================       ================   ================    ==========

       Transfers of loans to assets acquired
         through foreclosure and repossession            $            797                  4,273             16,000         8,137
                                                         ================       ================   ================    ==========

       Transfer of investments from held to
         maturity to available for sale at
         estimated market value (amortized
         cost of $454,496 for the six months
         ended December 31, 1997 and $1,500,793
         for the year ended June 30, 1996)               $           --                  448,180               --       1,484,130
                                                         ================       ================   ================    ==========

       Transfer of debt securities to
         available for sale loans                        $           --                    1,425               --            --
                                                         ================       ================   ================    ==========

       Repayment of note payable and
         accrued interest by shareholders                $           --                     --                8,099          --
                                                         ================       ================   ================    ==========

       Transfer of assets acquired through
         foreclosure and repossessions to
         other assets                                    $           --                    6,045               --            --
                                                         ================       ================   ================    ==========

       Receivable on loans sold in other
         assets                                          $           --                   34,594               --            --
                                                         ================       ================   ================    ==========

       Stock issued in acquisition of Green
         Country Banking Corporation
         (See note 3)                                    $          9,000                   --                 --            --
                                                         ================       ================   ================    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Local Financial Corporation (Local Financial) is a thrift holding company which owns 100% of the outstanding common stock of Local Federal Bank, F.S.B. (Local). Subsequent to December 31, 1998, Local's name was changed to Local Oklahoma Bank, F.S.B. On November 30, 1998, Local Financial merged Local America Bank of Tulsa (LAB) into its parent company, Local, and they now operate under one name as Local Oklahoma Bank. The merger was accounted for at historical cost as a combination of entities under common control similar to a pooling of interests. The accounting and reporting practices of Local Financial and its subsidiary reflect industry practices and are in accordance with generally accepted accounting principles. The more significant policies are described below.

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of Local Financial and its wholly owned subsidiary, Local, as well as Local's subsidiaries, Local Acceptance Company (Local Acceptance), Star Financial Services Corporation (Star Financial), Local Mortgage Corporation (Local Mortgage), Local Securities Corporation (Local Securities), and Star Properties, Incorporated (Star Properties). Local is an insured depository institution which obtains deposit funds primarily through retail branches throughout the State of Oklahoma and lends those funds throughout the United States. Local Acceptance's and Star Financial's principal activities were originating auto loan contracts through dealerships in Florida and Oklahoma, respectively (operations ceased as of December 31, 1997). Local Mortgage and Star Properties are currently inactive. Local Securities is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. Local Financial and its subsidiary, Local, are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

       (b)    STATEMENTS OF CASH FLOWS

              For the purpose of the consolidated statements of cash flows, the Company defines cash and cash equivalents as cash and due from banks and interest bearing deposits with other banks.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       (c)    SECURITIES

              Federal regulations require Local to maintain average monthly liquid assets, primarily cash and U. S. Government and other approved securities, in an amount at least equal to 4% of deposit accounts (net of loans on deposit accounts) plus short-term borrowings. For the year ended December 31, 1998 and the six months ended December 31, 1997, Local's average liquidity totaled approximately 41% and 10%, respectively.

              The Company's securities consist primarily of mortgage-backed certificates and U. S. Government and agencies securities. Mortgage-backed certificates consist of mortgage-backed pass-through certificates (MBS) and mortgage-derivative securities
              (MDS) such as collateralized mortgage obligations and real estate mortgage investment conduits. The Company does not own any principal only, interest only or residual tranches of mortgage-backed certificates. The Company classifies its securities as held to maturity, available for sale and held for trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. No investment securities within the portfolio are considered trading or held to maturity at December 31, 1998 and 1997. The Company has classified all of its securities as available for sale. At the time of purchase, the Company classifies securities as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity.

              Securities classified as available for sale are recorded at their estimated market value. Changes in the estimated market value of securities available for sale are included in stockholders' equity, net of deferred taxes, as accumulated other comprehensive income. Unrealized losses on available for sale securities, which are judged to be other than temporary, are charged to earnings in the consolidated statements of operations (see Note 5). Gains and losses on available for sale securities are computed on a specific identification basis. Premiums and discounts are amortized or accreted in the consolidated statements of operations to approximate a level yield over the life of the related security.

       (d)    LOANS RECEIVABLE

              Loans receivable are recorded at the contractual amounts owed by borrowers, less deferred fees, unearned interest, the allowance for loan losses, undisbursed funds, and discounts on loans acquired or originated. Interest on loans is credited to income as earned, to the extent deemed collectible. Discounts on loans and unearned interest on consumer loans are accreted into interest income to approximate a level yield over the contractual lives of the loans, adjusted for actual prepayments.

              Loans are placed on nonaccrual status when they become 90 days past due. Previously accrued but uncollected interest on loans placed on nonaccrual status is reversed unless determined to be

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996

              fully collectible. Payments received on nonaccrual loans are generally applied to principal as they are received. Upon full collection of the principal balance or determination that future collection of principal is probable, interest income is recognized as received.

       (e)    PROVISION AND ALLOWANCE FOR LOAN LOSSES

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

       (f)    LOAN ORIGINATION FEES, LOAN COMMITMENT FEES AND RELATED COSTS

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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       (g)    LOANS HELD FOR SALE AND GAINS AND LOSSES FROM THE SALE OF LOANS

              Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than residential real estate and student loans held for sale at December 31, 1998. At December 31, 1997, there were no loans other than student loans held for sale.

              Gains and losses resulting from the sale of loans are determined by the specific identification method and reflect the extent that sales proceeds exceed or are less than the carrying value of the loans sold. In some cases, the Company sells loans and continues to service such loans for the investor. In these cases, the Company recognizes either a servicing asset, at its allocated previous carrying amount based on relative fair value, or a servicing liability at fair value. Any servicing assets recognized as part of the sale are amortized as a deduction from servicing income in proportion to and over the period of estimated net servicing income. To the extent sales of loans involve the sale of part of a loan or a pool of loans, the cost basis is allocated based upon the relative fair value of the portion sold and the portion retained. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 1998 and 1997, the carrying value of servicing assets was not impaired.

       (h)    LOAN SERVICING

              Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $121,232,000 and $124,525,000, at December 31, 1998 and 1997,
              respectively. Servicing fees earned totaled approximately $466,000, $291,000, $521,000, and $581,000 for the year ended
              December 31, 1998, the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

              At December 31, 1998 and 1997, unamortized servicing assets were approximately $1,924,000 and $1,363,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $1,024,000, $363,000, $1,006,000, and $1,262,000 was
              charged against loan servicing income for the year ended December 31, 1998, the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996, respectively.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       (i)    PREMISES AND EQUIPMENT

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

       (j)    ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

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

       (k)    DEBT ISSUANCE COSTS

              The Company capitalizes all costs related to the issuance of debt. Unamortized debt issuance costs at December 31, 1998, of approximately $3,689,000, are included in other assets in the consolidated statements of financial condition. Debt issuance costs are amortized over the life of the senior notes as a yield adjustment to notes payable interest expense in the consolidated statements of operations.

       (l)    INTANGIBLE ASSETS

              Intangible assets consist of goodwill and core deposit premiums. Goodwill represents the excess cost over fair value of net assets acquired in 1998 and is being amortized on a straight-line basis over a 15-year period. Core deposit premiums were paid in the acquisitions of other depository institutions and are capitalized and amortized over the expected lives of the core deposits, estimated to be eight to ten years, using the straight-line method. The Company evaluates the recoverability of these intangible assets by assessing whether the amortization of the asset

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


              balances over their remaining lives can be recovered through projected cash flows. The amount of impairment, if any, is measured based on projected discounted cash flows. No impairment was recognized at December 31, 1998 and 1997.

              Amortization expense totaled approximately $1,934,000 for the year ended December 31, 1998, $619,000 for the six months ended December 31, 1997, and $1,238,000 for each of the years ended June 30, 1997 and 1996. Accumulated amortization of goodwill and core deposit premiums at December 31, 1998 and 1997, totaled approximately $11,473,000 and $9,539,000, respectively.

       (m)    INTEREST RATE SWAP, CAP AND FLOOR AGREEMENTS

              Interest rate swap, cap and floor agreements are entered into as a hedge to stabilize the Company's funding cost and to stabilize the Company's yield on floating rate debt securities, and as part of the Company's overall asset/liability management program. The most frequently used derivative products are various types of interest rate swaps. However, interest rate caps and floors are also utilized. These derivatives are typically classified as either hedges or synthetic alterations. The criteria that must be satisfied for each of these classifications are as follows: (i) Hedge-the asset or liability to be hedged exposes the Company, as a whole, to interest rate risk; (ii) Synthetic alteration - the asset or liability converted exposes the Company, as a whole, to interest rate risk and the derivative is designed and effective as a synthetic alteration of a statement of financial condition item. Net interest income or expense from the interest rate swap, cap and floor agreements is recorded as an adjustment to the interest income/expense of the hedged asset/liability, respectively. Premiums paid for caps and floors are amortized over their contractual lives using the straight-line method. When interest rate swap agreements are sold or settled without the simultaneous disposition of a hedged item, any gain or loss is deferred and amortized into interest income or expense over the remaining term of the swap agreement or until disposition of the hedged item. As the assets or liabilities being hedged are sold or liquidated, a proportionate amount of the deferred gain or loss and unamortized premiums is also recognized. Deferred gains or losses and unamortized premiums are reflected as an adjustment to the carrying value of the hedged item in the accompanying consolidated statements of financial condition. There were no such agreements outstanding at December 31, 1998 and 1997.

       (n)    INCOME TAXES

              Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

       (o)    NET INCOME (LOSS) PER SHARE

              Basic net income (loss) per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method. As a result of the recapitalization discussed in Note 2, the weighted average number of shares used in the computation of income (loss) per share is 15,400,000 for the years ended June 30, 1997 and 1996 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the six months ended December 31, 1997 the weighted average number of shares is 18,066,000. Stock options and warrants to purchase common stock discussed in Notes 2 and 18 were outstanding during the six months ended December 31, 1997, but were not included in the computation of diluted income (loss) per share because of the net loss for the six months ended December 31, 1997.

              The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the year ended December 31, 1998.

                                                        WEIGHTED
                                                        AVERAGE
                                                         SHARES        PER SHARE
                                     NET INCOME        OUTSTANDING       AMOUNT
                                     -----------       -----------       ----

Basic net income per share           $18,437,000        20,431,698       $.90
                                                                         ====

Effect of dilutive securities:
    Warrants                                --              52,599
     Options                                --             122,822
                                     -----------       -----------       ----

Diluted net income per share         $18,437,000        20,607,119       $.89
                                     ===========       ===========       ====

       (p)    NEW ACCOUNTING PRONOUNCEMENTS

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No. 130, "Reporting Comprehensive Income," in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income
              (loss) and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


              In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement requires disclosure for each segment that are similar to those required under previous standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under previous standards. The Company operates as one segment and the adoption of this statement in 1998 had no impact on the Company's disclosures.

              On January 1, 1998, the Company adopted SFAS No 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans. Prior year disclosures in the notes to the financial statements have been revised to conform to the requirements of SFAS No. 132.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement is required to be adopted by the Company in 2000. Management does not anticipate this statement to have a material adverse impact on the consolidated financial position or the future results of operations of the Company.


(2)    CHANGE IN OWNERSHIP AND MANAGEMENT

       On September 8, 1997, the Company completed a securities offering in which, after increasing the number of authorized shares from 2,000 to 25,000,000, 19,700,000 shares of common stock totaling $197,000,000 and
       $80,000,000 of 11% Senior Notes were issued to individual investors. Of the total net proceeds received in the offering ($257,300,000), $7,200,000 was used to repay the note payable and associated accrued interest and approximately $154,000,000 was used to redeem all of the previously issued and outstanding shares of the Company's common stock. The redemption amount is subject to adjustment under terms set forth in the Redemption Agreement, as defined. Subsequent to September 8, 1997, adjustments totaling approximately $5,000,000 were assessed against the Selling Shareholders and were reflected as a reduction to the cost of treasury stock with a corresponding receivable from the Selling Shareholders of approximately $5,000,000 recorded in other assets in the consolidated statements of financial condition. The remainder of the proceeds was used to make capital contributions to Local of approximately $83,839,000, establish an interest reserve account for the Senior Notes of approximately $8,800,000 and establish a cash account of approximately $3,000,000.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996




       In connection with the securities offering and redemption, the existing board of directors resigned and a new board of directors was appointed. In addition, a new chief executive officer and a new president of the Company were appointed. Prior to the securities offering and change in management, the Company's strategy had been to operate a low cost institution structured around the following areas: (i) a nationally diversified wholesale commercial real estate mortgage portfolio; (ii) a retail deposit franchise within Oklahoma operated on a low-overhead basis delivering a traditional set of thrift products and services, including conforming single-family residential home loans, equity, student guaranteed, direct automobile and installment loans through its branch network; (iii) a wholesale securities portfolio involving derivative mortgage securities funded both by retail, as well as, wholesale funding through advances from the Federal Home Loan Bank of Topeka (FHLB) and securities sold under agreements to repurchase; and (iv) origination of indirect subprime automobile finance contracts through dealerships in Oklahoma and Florida (originations ceased in fiscal 1997). New management has among other things, (i) ceased the wholesale securities strategy previously employed by the Company and caused the Company to sell all or a substantial portion of its derivative mortgage portfolio and (ii) utilized the proceeds to repay outstanding advances from the FHLB and securities sold under agreements to repurchase, as well as terminated and liquidated the Company's interest rate contracts associated with the derivative mortgage portfolio and the advances from the FHLB and securities sold under agreements to repurchase.

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


(3)    ACQUISITIONS

       On February 16, 1998, Green Country Banking Corporation (Green Country) and its subsidiary, Green Country Bank, F.S.B., were acquired and merged into the Company. The acquisition was accounted for as a purchase in which the purchase price was allocated to the net assets acquired based upon their fair market values at the date of acquisition. Concurrent with the acquisition, the Company issued 837,209 shares of its Common Stock for approximately $9,000,000 to the three existing shareholders of Green Country; two of the Green Country shareholders are officers and directors of the Company.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       On October 9, 1998, the Company acquired BankSouth Corporation (BankSouth) for approximately $20,334,000 in cash, which included the redemption of its preferred stock. This acquisition was accounted for under the purchase method of accounting in which the purchase price was allocated to the net assets acquired based upon their fair market values at the date of acquisition.

       Unaudited combined balance sheet information for Green Country and BankSouth, at fair value, on the dates of acquisition is as follows (in thousands):

          Cash and due from banks                                            $  9,880
          Securities available for sale                                        39,982
          Loans receivable, net                                               211,040
          Premises and equipment, net                                          10,251
          Assets acquired through foreclosure and repossession, net               374
          Federal Home Loan Bank of
               Topeka stock                                                     2,869
          Current tax receivable                                                  901
          Deferred tax asset, net                                                 867
          Other assets                                                          5,370
                                                                             --------

                 Total assets                                                 281,534
                                                                             --------

          Deposits                                                            238,655
          Advances from the Federal
                Home Loan Bank of Topeka                                       20,600
          Other liabilities                                                    10,943
                                                                             --------

                 Total liabilities                                            270,198
                                                                             --------

          Net assets at fair value                                           $ 11,336
                                                                             ========

       The excess of the purchase price of approximately $29,334,000 over the net assets acquired of approximately $11,336,000, was allocated to goodwill. The resulting goodwill of approximately $17,998,000 is being amortized on a straight-line basis over 15 years.

       The following unaudited pro forma information presents the combined results of operations as if the acquisitions had occurred as of July 1, 1997, after giving effect to amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies been combined during such periods.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



                                                                                                 SIX MONTHS
                                                                     YEAR ENDED                     ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                                        1998                        1997
                                                                 --------------------          -------------

                 Net income (loss)                               $         19,287,000            (85,131,000)
                                                                 ====================          =============

                 Basic net income (loss) per share               $                .94                  (4.71)
                                                                 ====================          =============

                 Diluted net income (loss) per share             $                .93                  (4.71)
                                                                 ====================          =============


(4)    SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

       Securities purchased under agreements to resell at December 31, 1998 and 1997, are summarized as follows (in thousands):

                                                                                1998                   1997
                                                                           --------------         --------------
                Average outstanding balance                                $       70,369                 60,000
                Maximum month-end balance                                         231,000                178,000
                Mortgage-backed securities securing the
                    agreements at period-end:
                       Carrying value                                                  --                178,000
                       Estimated market value                                          --                184,000

       Securities purchased under agreements to resell are held by the broker-dealers who arranged the transactions. The agreements generally mature within one month.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996




(5)    SECURITIES

       A comparative summary of securities available for sale is as follows (in thousands):


                                                                     GROSS          GROSS         ESTIMATED
                                                    AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                       COST          GAINS          LOSSES          VALUE
                                                       ----          -----          ------          -----

       December 31, 1998:

          U.S. Government and agency
            securities                          $      38,988            104             --         39,092

          Municipal securities                            965             --             --            965

          Collateralized mortgage obligations         505,310         17,231            413        522,128

          Mortgage-backed securities                    8,653            128              2          8,779
                                                -------------         ------            ---        -------

                                                $     553,916         17,463            415        570,964
                                                =============         ======            ===        =======


                                                                     GROSS          GROSS         ESTIMATED
                                                    AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                       COST          GAINS          LOSSES          VALUE
                                                       ----          -----          ------          -----

       December 31, 1997:

          U.S. Government and agency
            securities                          $       6,001             --              1          6,000

          Collateralized mortgage obligations         425,835          4,221          1,180        428,876

          Mortgage-backed securities                   82,674            559              2         83,231
                                                -------------         ------          -----        -------

                                                $     514,510          4,780          1,183        518,107
                                                =============         ======          =====        =======

       Maturities of investment securities classified as available for sale at December 31, 1998, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996





                                                                 AMORTIZED        ESTIMATED
                                                                   COST          MARKET VALUE
                                                                 --------          --------

                    Due in one year or less                      $  7,536             7,536
                    Due from one to five years                     22,445            22,512
                    Due from five to ten years                      9,972            10,009
                                                                 --------          --------

                                                                   39,953            40,057

                    Mortgage-backed securities                      8,653             8,779
                    Collateralized mortgage obligations           505,310           522,128
                                                                 --------          --------

                                                                 $553,916           570,964
                                                                 ========          ========

       During the period following June 30, 1997, and prior to the change in ownership of the Company on September 8, 1997, the Company purchased approximately $74,440,000 in agency securities for the held to maturity portfolio. These short-term securities were purchased to meet liquidity requirements. Subsequent to the change in ownership of the Company, new management elected to classify the held to maturity portfolio as available for sale. The amortized cost of securities held to maturity transferred to securities available for sale was approximately $454,496,000 with an unrealized loss of approximately $6,316,000. Also, soon after the change in ownership, the Company sold approximately $118,480,000 in agency securities, approximately $75,482,000 in mortgage backed certificates and approximately $345,176,000 in floating rate securities for a gross loss of approximately $17,336,000. Management was of the opinion that the fair value of the floating rate security portfolio would not fully recover the amortized cost of the portfolio prior to the time of sale. As a result, the Company recognized through earnings the unrealized loss on the remaining floating rate portfolio of $54,724,000 which is included in net gains (losses) on sale of assets in the accompanying consolidated statements of operations for the six months ended December 31, 1997.

       At December 31, 1998 and 1997, securities available for sale included floating rate securities with an amortized cost of approximately $299,746,000 and $425,491,000, respectively, and fixed-rate securities of approximately $254,169,000 and $83,018,000, respectively. The floating-rate securities' weighted average yield was 7.6% and 6.97% at December 31, 1998 and 1997, respectively. The fixed rate securities' weighted average yield was 6.36% and 6.51% at December 31, 1998 and 1997, respectively. The overall weighted average yield of securities was 7.05% and 6.83% at December 31, 1998 and 1997, respectively.

       At December 31, 1998 and 1997, securities with a total par amount of $276,566,000 and $73,957,000, respectively, were pledged to secure various deposits, borrowings, and securitization transactions. Accrued interest receivable on securities of approximately $3,307,000 and $2,842,000 was included in other assets at December 31, 1998 and 1997, respectively.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996




       Proceeds from sales of securities available for sale for the year ended December 31, 1998, the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, were approximately $47,764,000, $865,146,000, $730,957,000, and $50,321,000, respectively. Gross gains of approximately $2,189,000, $12,788,000, and $1,000 were realized for the year ended December 31, 1998, for the six months ended December 31, 1997, and for the year ended June 30, 1996, respectively. No gross gains were realized for the year ended June 30, 1997. Gross losses of $5,000, $17,398,000, $29,889,000, and $182,000 were realized for the year ended
       December 31, 1998, the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, respectively, and are included in net gains (losses) on sale of assets in the accompanying consolidated statements of operations. Gains and (losses) from loans securitized and sold are not included above.

       In prior years the Company owned Student Loan Marketing Association Preferred Stock which was sold during 1997. Proceeds from the sale of those securities during 1997 were approximately $12,986,000 with gross gains of approximately $307,000 realized in 1997.

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


(6)    LOANS RECEIVABLE

       Loans receivable are summarized below at amortized cost (in thousands):

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                                1998                 1997
                                                            -----------           -----------
                    Residential real estate loans           $   344,565               281,565
                    Commercial                                  927,682               646,539
                    Held for sale                                16,188                 7,133
                    Consumer loans                              101,738                38,717
                                                            -----------           -----------
                             Total loans                      1,390,173               973,954
                    Less:
                       Allowance for loan losses                (27,901)              (20,484)
                                                            -----------           -----------
                             Loans receivable, net          $ 1,362,272               953,470
                                                            ===========           ===========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       Accrued interest receivable on loans of approximately $8,586,000 and $7,129,000 was included in other assets at December 31, 1998 and 1997, respectively.

       An analysis of the allowance for loan losses is as follows (in thousands):

                                                        YEAR         SIX MONTHS
                                                       ENDED            ENDED           YEARS ENDED JUNE 30,
                                                    DECEMBER 31,     DECEMBER 31,       --------------------
                                                        1998            1997            1997            1996
                                                     --------         -------         -------          ------
       Balance at beginning of period                $ 20,484          11,435           3,228           4,593
          Allowance acquired                            7,284              --              --              --
          Loans charged off                            (1,504)        (16,554)        (20,293)         (6,537)
          Recoveries                                      187              25              72              55
                                                     --------         -------         -------          ------
              Net loans charged off                    (1,317)        (16,529)        (20,221)         (6,482)

          Provision for loan losses, primarily
            related  to  indirect automobile
            loans prior to 1998                         1,450          25,578          28,428           5,117
                                                     --------         -------         -------          ------
       Balance at end of period                      $ 27,901          20,484          11,435           3,228
                                                     ========         =======         =======          ======

       Beginning in fiscal 1994, the Company initiated a subprime indirect automobile financing program, through dealerships in Oklahoma and Florida. Loans were generated through a network of principally used automobile dealers and were extended to borrowers who typically were not eligible for traditional bank financing, due to past credit problems or inadequate credit history. Loans were typically extended in amounts to include the purchase price of the automobile, tag, tax and license fees and optional credit life and vehicle maintenance warranty insurance coverage. Loan terms included interest rates ranging from 13.9% to 30.9% and payment periods ranging from 12 months to 60 months. Due to the nature of the borrowers involved, a higher than normal risk of borrower default and inability to collect all amounts due was likely. During fiscal 1997, the Company experienced greater than expected borrower defaults and resultant losses and chose to cease all further origination activities. At June 30, 1997, the subprime loan portfolio totaled approximately $75,545,000, net of discounts and unearned interest, in which an allowance for loan losses of approximately $7,684,000, or 10%, of the carrying value of the subprime loan portfolio had been established. From inception of the program through December 31, 1997, loan originations totaled approximately $187,832,000 with associated charge offs of approximately $28,650,000 or 15%. The allowance for loan losses was established for estimated inherent losses that existed in the auto loan portfolio at June 30, 1997, based primarily on the delinquency status of the loan portfolio, the estimated value of the underlying collateral and historical loss experience. In December 1997, the Company sold the subprime loan portfolio for approximately $43,968,000 which approximated the Company's book value less the valuation allowance.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


       In connection with the BankSouth acquisition in 1998 (see note 3), the Company acquired a portfolio of indirect automobile loans of approximately $20,000,000. Management believes that this portfolio, while containing more risk than direct automobile loans, represents less risk than the program previously conducted prior to the change in ownership. In management's opinion, adequate allowances have been established to properly reflect the losses inherent in these loans at December 31, 1998.

       At December 31, 1998 and 1997, the Company classified approximately $1,176,000 and $655,000, respectively, of loans as impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The average recorded investment in impaired loans for the year ended December 31, 1998 and for the six months ended December 31, 1997, was approximately $1,179,000 and $655,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $48,000 and $52,000 for the year ended December 31, 1998 and for the six months ended December 31, 1997, respectively.

       At December 31, 1998 and 1997, loans to directors, officers and employees of the Company aggregated approximately $3,662,000 and $1,500,000, respectively. In management's opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.


(7)    PREMISES AND EQUIPMENT

       Premises and equipment consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                                    -----------------------------------
                                                                          1998                 1997
                                                                    --------------       --------------
       Land                                                         $        4,711                3,033
       Buildings and building improvements                                  20,739               11,920
       Furniture, fixtures and equipment                                    15,474               10,938
                                                                    --------------       --------------

                                                                            40,924               25,891
       Less accumulated depreciation and amortization                      (16,965)             (15,245)
                                                                    --------------       --------------

                                                                    $       23,959               10,646
                                                                    ==============       ==============

       Depreciation and amortization expense relating to premises and equipment for the year ended December 31, 1998, the six months ended December 31, 1997 and the years ended June 30, 1997 and 1996 was approximately $1,730,000, $692,000, $1,450,000, and $1,213,000, respectively.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


(8)    ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

       Assets acquired through foreclosure and repossession amounted to $693,000 and $260,000 at December 31, 1998 and 1997, net of allowances of $139,000 and $35,000, respectively. For the year ended December 31, 1998, the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, income (expense) from assets acquired through foreclosure and repossession totaled approximately $(127,000), $69,000, $873,000, and $1,902,000, respectively. The Company records net income (expense) from assets acquired through foreclosure and repossessions in other noninterest income if in a net income position or in other noninterest expense if in a net expense position, while the gain or loss portion is included in net gains (losses) on sale of assets.


(9)    DEPOSIT ACCOUNTS

       Accrued interest on deposit accounts of approximately $4,206,000 and $3,865,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 1998 and 1997, respectively.

       The aggregate amount of certificates of deposit with a denomination greater than $100,000 was approximately $93,000,000 and $86,000,000 at December 31, 1998 and 1997, respectively.

       Contractual maturities of time deposits at December 31, 1998, are summarized as follows (dollars in thousands):



             YEAR ENDING DECEMBER 31,                             AMOUNT
                                                              --------------

                 1999                                         $      961,389
                 2000                                                190,009
                 2001                                                 37,901
                 2002                                                 10,088
                 2003 and thereafter                                  13,928
                                                              --------------

                                                              $    1,213,315
                                                              ==============

       Legislation was enacted in fiscal 1997 which required institutions holding deposits insured by the Savings Association Insurance Fund (SAIF) to pay a one-time fee of approximately 65 cents for each $100 of SAIF insured deposits. The Company accrued its one-time assessment of approximately $10,311,000 during September 1996.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996




(10)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       Securities sold under agreements to repurchase are summarized as follows (dollars in thousands):

                                                                                          JUNE 30,
                                                                 DECEMBER 31,      ------------------------
                                                                    1997            1997            1996
                                                                    ----            ----            ----
       Average outstanding balance                              $  57,579          421,706          685,601
       Weighted average interest rate during the period              5.61%            5.45%            5.83%
       Maximum month-end balance                                $ 239,914          942,315        1,079,194
       Outstanding balance at the end of the period                    --          310,801        1,079,194
       Weighted average rate at the end of the period                  --             5.55%            5.36%
       Mortgage-backed securities securing the agreements
           at period-end:
              Carrying value                                    $      --          335,202        1,171,395
              Estimated market value                                   --          322,451        1,115,428
       Accrued interest payable at the end of the period               --            1,327            5,799

       Securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The agreements generally matured within one month.

       Additional interest expense incurred on interest rate swaps not included in the above average rates totaled approximately $444,000, $5,227,000, and $6,428,000 for the six months ended December 31, 1997, and the years ended June 30, 1997 and 1996, respectively.

       There are no securities sold under agreements to repurchase at December 31, 1998 and 1997. All agreements outstanding at June 30, 1997, were either retired or replaced with FHLB advances as part of the Company's ongoing asset/liability management strategy.


(11)   ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA

       Advances from the FHLB are summarized as follows (dollars in thousands):

                                                                          DECEMBER 31,
                                           ---------------------------------------------------------------------
                                                        1998                                  1997
                                           -------------------------------       -------------------------------
                                                                WEIGHTED                               WEIGHTED
                                                                AVERAGE                                AVERAGE
                                                               CONTRACTUAL                           CONTRACTUAL
                                               BALANCE            RATE              BALANCE              RATE
                                           --------------       --------         ---------------       -------
              Variable rate                $           --             --%        $        30,100          5.75%
              Fixed rate                          220,033           4.77                  50,036          6.26
                                           --------------       --------         ---------------       -------
                                           $      220,033           4.77%        $        80,136          6.06%
                                           ==============       ========         ===============       =======

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996

       At December 31, 1998, the Company had $130,000,000 in borrowing capacity under a collateralized line of credit with the FHLB. The line of credit was unadvanced at December 31, 1998. The line of credit expires on October 22, 1999, and bears interest at a floating rate.

       Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities and interest bearing deposits, which are not already pledged or encumbered.

       Scheduled principal repayments of advances from the FHLB at December 31, 1998, were as follows (dollars in thousands):

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                                                          CONTRACTUAL
                     YEAR ENDING DECEMBER 31,                          AMOUNT                 RATE

                       1999                                        $         --                    --%
                       2000                                                  --                    --
                       2001                                                  --                    --
                       2002                                              40,000                  6.26
                       2003 and thereafter                              180,033                  4.44
                       -------------------                         ------------

                                                                   $    220,033                  4.77%
                                                                   ============           ===========


(12)   SENIOR NOTES

       Senior notes of $80,000,000 at 11% and issued to individual investors were outstanding at December 31, 1998 and 1997. Senior notes are due September 8, 2004 and pay interest semiannually. Senior notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the senior notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness.


(13)   INTEREST RATE SWAP, CAP AND FLOOR AGREEMENTS

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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


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

       During fiscal 1997, the Company terminated interest rate swaps used to hedge securities sold under agreements to repurchase and FHLB advances with a notional principal amount of $100,000,000 resulting in a loss of approximately $3,825,000 which was being amortized over the life of the original swap agreement of approximately 7 years. (See discussion above on termination of interest rate swaps in connection with the change in ownership on September 8, 1997.) During fiscal 1996, the Company terminated interest rate swaps used to hedge a portion of the available for sale portfolio with a notional

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


       principal of $300,000,000 resulting in a gain of $3,637,000 which was being amortized over the original swap agreement of approximately 3 years. The Company also terminated interest rate swaps during fiscal 1996 used to hedge a portion of the securities sold under agreements to repurchase and FHLB advances with a notional principal amount of $200,000,000 resulting in a loss of approximately $3,344,000 which was being amortized over the original swap agreement of approximately 2 years. As a result of interest rate swap terminations, amortization of deferred gains and losses resulted in the recognition of approximately $73,000 in net losses during fiscal year 1997 and $671,000 in net gains during fiscal year 1996.

       The net effect of the interest rate swaps, caps and floors on net interest income was a decrease of approximately $21,148,000 ($13,746,000 net of income tax) and $21,509,000 ($14,772,000 net of income tax) for the years ended June 30, 1997 and 1996, respectively. Such decrease was attributable primarily to interest rate swaps used to hedge a portion of the Company's cost of borrowings in periods of rising interest rates.


(14)   OTHER COMPREHENSIVE INCOME (LOSS)

       The changes in the components of other comprehensive income (loss) are reported net of income taxes for the periods indicated as follows:


                                                         YEAR ENDED DECEMBER 31, 1998
                                                   ------------------------------------------
                                                    PRE-TAX           TAX             NET
                                                     AMOUNT          EFFECT          AMOUNT
                                                   ----------      ----------      ----------
Unrealized gain on securities:
     Unrealized holding gain arising               $   15,636          (5,472)         10,164
         during the period
     Less: reclassification adjustment
         for gains included in net income              (2,184)            764          (1,420)
                                                   ----------      ----------      ----------

 Other comprehensive income                        $   13,452          (4,708)          8,744
                                                   ==========      ==========      ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


                                                      SIX MONTHS ENDED DECEMBER 31, 1997
                                                  ------------------------------------------
                                                   PRE-TAX           TAX             NET
                                                    AMOUNT          EFFECT          AMOUNT
                                                  ----------      ----------      ----------
Unrealized loss on securities:
    Unrealized holding loss arising
        during the period                         $   (6,532)          2,286          (4,246)
    Less: reclassification adjustment
        for losses included in net income             59,334         (20,767)         38,567
                                                  ----------      ----------      ----------

Other comprehensive income                        $   52,802         (18,481)         34,321
                                                  ==========      ==========      ==========

                                                          YEAR ENDED JUNE 30, 1997
                                                  ------------------------------------------
                                                   PRE-TAX           TAX             NET
                                                    AMOUNT          EFFECT          AMOUNT
                                                  ----------      ----------      ----------
Unrealized loss on securities:
     Unrealized holding loss arising
         during the period                        $   (4,174)          1,462          (2,712)
     Less: reclassification adjustment
         for losses included in net income            29,582         (10,354)         19,228
                                                  ----------      ----------      ----------

 Other comprehensive income                       $   25,408          (8,892)         16,516
                                                  ==========      ==========      ==========

                                                          YEAR ENDED JUNE 30, 1996
                                                  ------------------------------------------
                                                   PRE-TAX           TAX             NET
                                                    AMOUNT          EFFECT          AMOUNT
                                                  ----------      ----------      ----------
Unrealized loss on securities:
    Unrealized holding loss arising
        during the period                         $  (75,147)         26,301         (48,846)
    Less: reclassification adjustment
        of losses included in net income                 181             (63)            118
                                                  ----------      ----------      ----------

Other comprehensive loss                          $  (74,966)         26,238         (48,728)
                                                  ==========      ==========      ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


(15)   INCOME TAXES

       The provision (benefit) for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (in thousands):

                                          YEAR          SIX MONTHS
                                          ENDED           ENDED            YEARS ENDED JUNE 30,
                                        DECEMBER 31,    DECEMBER 31,    --------------------------
                                           1998            1997            1997            1996
                                        ----------      ----------      ----------      ----------
Income (loss) from operations           $   10,254         (44,075)        (11,860)          4,872
Stockholders' equity                         4,708          18,481           8,892         (26,238)
                                        ----------      ----------      ----------      ----------
                                        $   14,962         (25,594)         (2,968)        (21,366)
                                        ==========      ==========      ==========      ==========

Components of the provision (benefit) for income taxes from operations are as follows (in thousands):


                                      YEAR         SIX MONTHS
                                      ENDED           ENDED           YEARS ENDED JUNE 30,
                                   DECEMBER 31,    DECEMBER 31,    --------------------------
                                      1998            1997            1997           1996
                                   ----------      ----------      ----------      ----------
Current income tax expense
    (benefit)                      $   (1,005)        (16,490)        (10,431)          2,911
Deferred income tax expense
    (benefit)                          11,259         (27,585)         (1,429)          1,961
                                   ----------      ----------      ----------      ----------
                                   $   10,254         (44,075)        (11,860)          4,872
                                   ==========      ==========      ==========      ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996




       The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates is as follows (in thousands):

                                                 YEAR          SIX MONTHS
                                                 ENDED           ENDED            YEARS ENDED JUNE 30,
                                               DECEMBER 31,    DECEMBER 31,    --------------------------
                                                 1998             1997            1997           1996
                                               ----------      ----------      ----------      ----------
Income tax at statutory rate (35%)             $   10,042         (45,511)        (14,667)          6,453
    Provision for deferred tax assets                  --             742           2,000              --
    Effect of state income tax
       (benefit), net of federal                      549          (5,236)         (3,013)           (675)
    Change in valuation allowance                    (384)          6,254           2,949              --
    Other, net                                         47            (324)            871            (906)
                                               ----------      ----------      ----------      ----------
    Provision (benefit) for income
       taxes                                   $   10,254         (44,075)        (11,860)          4,872
                                               ==========      ==========      ==========      ==========

Deferred income tax assets and liabilities consisted of the following (in thousands):


                                                                         DECEMBER 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
Deferred income tax assets:
    Realized losses on available for sale securities             $      7,711            10,787
    Federal net operating loss carryforwards                            6,668            14,283
    State net operating loss carryforwards                              8,819             9,203
    Allowance for loan losses                                           4,200             4,109
    Other                                                               4,432             1,365
                                                                 ------------      ------------

                                                                       31,830            39,747
                                                                 ------------      ------------
Deferred income tax liabilities:
    Stock dividends receivable                                         (2,564)           (1,602)
    Depreciation and amortization                                      (1,622)             (364)
    Deferred loan fees                                                 (1,287)             (970)
    Unrealized gains on available for sale securities                  (5,967)           (1,259)
    Other                                                                (612)             (291)
                                                                 ------------      ------------

                                                                      (12,052)           (4,486)
                                                                 ------------      ------------

    Net deferred tax asset                                             19,778            35,261

Valuation allowance on state NOL's                                     (8,819)           (9,203)
                                                                 ------------      ------------

    Deferred tax asset, net                                      $     10,959            26,058
                                                                 ============      ============

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       At December 31, 1998, the Company had approximately $19,053,000 and $176,387,000 of operating loss carryforwards available for federal and state income tax purposes, respectively. The state net operating losses expire in varying amounts between 2006 and 2013. The federal net operating losses expire in 2013.

       During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. The tax loss for the year ended June 30, 1997, and the six months ended December 31, 1997, was a result of the Company exiting the indirect subprime automobile lending program, terminating the interest rate swap agreements, and discontinuing the wholesale securities strategy previously employed by former management. Based on the current strategy of new management and current taxable income for the year ended December 31, 1998, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

       As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for income tax purposes during 1997. The Company will be required to recapture the excess of the qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over a six-year period. The recapture amount is estimated to be $17,244,000 and the qualifying and nonqualifying base year tax reserves totaled approximately $8,116,000 and $1,373,000, respectively. The Company has deferred this recapture through its tax year June 30, 1998.

       In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 1998, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $13,329,000. The amount of unrecognized deferred tax liability at December 31, 1998 was approximately $4,665,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

       During 1997, the Company's federal income tax returns were examined by and/or settled with the Internal Revenue Service through fiscal year 1993. As a result of these examinations and related claims for refund, the Company received a refund of taxes previously paid of approximately $800,000 which had not been anticipated by the Company prior to the examination.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



(16)   COMMITMENTS AND CONTINGENCIES

       In conjunction with the acquisition of LAB during fiscal 1989, the Company and LAB entered into an Assistance Agreement with the Federal Savings and Loan Insurance Corporation (the FSLIC). Under the terms of the Assistance Agreement, the FSLIC Resolution Fund (the FUND), which is managed by the Federal Deposit Insurance Corporation (the FDIC), is entitled to receive 100% of the tax benefits attributable to acquired net operating loss carryforwards and deductions resulting from certain items, other than covered asset losses, for which the FUND has agreed to provide assistance to the extent such tax benefits are realized by the consolidated group. LAB is entitled to share in realized tax benefits of a portion of the FUND assistance on a 50-50 basis.

       Under the LAB Assistance Agreement, a dispute exists between LAB and the FDIC regarding tax benefits which have been received. Management, after consultation with legal counsel and based on available facts and proceedings to date, has determined that it is probable that LAB has some liability to the FDIC with regard to the tax benefits. The Company's estimate of this liability is approximately $13,000,000, which is included in other liabilities in the accompanying December 31, 1998 and 1997, consolidated statements of financial condition. The Company provided for this liability through a provision for uninsured risk in the consolidated statements of operations for the years ended June 30, 1997 and 1996. The FDIC's estimate of this liability is approximately $23,000,000. Management of the Company is of the opinion that the FDIC's estimate does not give credit to the Company for certain tax benefits originally contracted for in the Assistance Agreement, but later eliminated as a result of the Revenue Reconciliation Act of 1993. Management intends to vigorously defend its estimate of the liability.

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

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 1998, the Company had approximately $133,333,000 of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded.

       During 1995, the Company securitized and sold approximately $62,147,000 of fixed rate multi-family commercial loans with recourse. The maximum contractual recourse obligation of the Company is 10% of the total unpaid principal balance of the mortgages on the settlement date. At December 31, 1998, the unpaid principal balance of loans sold totaled approximately $18,543,000. The Company has pledged assets, consisting primarily of mortgage-backed securities totaling approximately $6,458,000 under the recourse provision of the securitization transaction. Management does not expect any material losses to be incurred as a result of the recourse provision.

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

       The Company leases certain real estate and equipment under operating leases. For the year ended December 31, 1998, the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996, lease expense totaled approximately $594,000, $387,000, $730,000, and $618,000, respectively. Future obligations under operating leases at December 31, 1998, are summarized as follows (in thousands):


                 YEAR ENDING DECEMBER 31,
                          1999                    $      528
                          2000                           397
                          2001                           371
                          2002                           303
                          2003 and thereafter            188
                                                  -----------

                                                  $    1,787
                                                  ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996




(17)   REGULATORY MATTERS

       Local is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Local's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Local must meet specific capital guidelines that involve quantitative measures of Local's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Local's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require Local to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of December 31, 1998 and 1997, that Local meets all capital adequacy requirements to which it is subject.

       As of December 31, 1998 and 1997, the most recent notifications from the OTS categorized Local as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local must maintain minimum total capital, core capital, and Tier I capital as set forth in the table. There are no conditions or events since that notification that management believes have changed Local's category.


                                                                                                         TO BE WELL CAPITALIZED
                                                                                  MINIMUM FOR CAPITAL    FOR PROMPT CORRECTIVE
                                                                  ACTUAL           ADEQUACY PURPOSES       ACTION PROVISIONS
                                                          ---------------------   -------------------    ---------------------
                                                           AMOUNT        RATIO     AMOUNT      RATIO      AMOUNT        RATIO
                                                          --------     --------   --------   --------    --------     --------
                                                                                 (Dollars in Thousands)
       As of December 31, 1998:
          Total capital (to risk weighted assets)         $174,398        13.08%  $106,669       8.00%   $133,337        10.00%
          Core capital (to adjusted tangible assets)       158,786         7.63%    62,448       3.00%    104,080         5.00%
          Tangible capital (to tangible assets)            158,362         7.61%    31,218       1.50%        N/A          N/A
          Tier I Capital (to risk weighted assets)         158,786        11.91%       N/A        N/A      80,002         6.00%


          Total capital (to risk weighted assets)         $134,331        14.14%  $ 76,022       8.00%   $ 95,027        10.00%
          Core  capital (to adjusted tangible assets)      128,803         6.98%    55,384       3.00%     92,307         5.00%
          Tangible capital (to tangible assets)            127,024         6.89%    27,665       1.50%        N/A          N/A
          Tier I Capital (to risk weighted assets)         128,803        13.55%       N/A        N/A      57,016         6.00%

Management intends to continue compliance with all regulatory capital requirements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       Federal regulations allow Local to pay dividends during a calendar year up to the amount that would reduce Local's surplus capital ratio, as defined, to one-half of Local's surplus capital ratio at the beginning of the calendar year, adjusted to reflect Local's net income to date during the calendar year. At the beginning of calendar year 1999, under applicable regulations of the OTS, the total capital available for the payment of dividends by Local to the Company was $37.6 million.


(18)   STOCK COMPENSATION

       Effective with the securities offering and redemption in September 1997, the board of directors adopted a stock option plan. The stock option plan has 1,420,370 shares of common stock authorized and will provide for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code as well as non-incentive or compensatory stock options and stock appreciation rights. On September 8, 1997, non-qualified stock options for 1,116,005 shares of common stock were granted to executive officers of the Company at an exercise price of $10 per share. On December 31, 1997, incentive stock options for 158,000 shares of common stock were granted to officers and compensatory stock options for 60,000 shares of common stock were granted to directors of the Company at an exercise price of $11.75 per share. During the year ended December 31, 1998, all previously issued options were rescinded and canceled in exchange for an equal number of options at an exercise price of $10 per share and an additional 63,000 shares were issued at $10 per share during 1998. Stock options to buy 1,141,005 and 256,000 shares of common stock shall be exercisable in three and five equal annual installments, respectively, commencing with the end of the first twelve month period following the date the stock options were granted. The stock options expire ten years from the effective dates of the respective option agreements.

       The per share weighted-average fair value of stock options granted for the year ended December 31, 1998 and for the six months ended December 31, 1997, was $2.01 and $2.36, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.54% and 5.29%, respectively, expected life of 5 years for both periods, and no expected dividend yield or volatility for both periods.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) for the year ended December 31, 1998 and for the six months ended December 31, 1997, would have been decreased and increased, respectively, to the pro forma amounts below.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


                                                                              1998      1997
                                                                            --------  --------
              Net income (loss) (in thousands)           As reported        $ 18,437  (85,956)
                                                         Pro forma            17,787  (86,148)

              Basic net income (loss) per share          As reported            0.90    (4.76)
              Diluted net income (loss) per share        As reported            0.89    (4.76)

              Basic net income (loss) per share          Pro forma              0.87    (4.77)
              Diluted net income (loss) per share        Pro forma              0.86    (4.77)

       Stock options of 1,397,005 and 1,334,005 were outstanding at December 31, 1998 and 1997 respectively, with an exercise price of $10 and contractual life of outstanding options of 10 years. At December 31, 1998, 418,935 options were exercisable. No options were exercisable at December 31, 1997.


(19)   EMPLOYEE BENEFITS

       The Company has a retirement plan (the Plan), which is a noncontributory defined benefit pension plan, covering substantially all of its full-time employees. The benefits are based on years of service and the employees' compensation during the last five years of employment. The Company's policy, generally, is to fund pension costs unless the Plan is overfunded and no contribution is required. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. No contributions were made during the year ended December 31, 1998, the six months ended December 31, 1997, or the years ended June 30, 1997 or 1996, as the Plan is overfunded.

       The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated statements of financial condition and operations for the periods indicated (in thousands):

                                                                  YEAR ENDED          SIX MONTHS ENDED
                                                                 DECEMBER 31,            DECEMBER 31,
                                                                    1998                    1997
                                                                 ----------              ----------
        CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of period                $    9,126                   8,930
        Service cost                                                    646                     258
        Interest cost                                                   718                     327
        Recognized net gain from past experience different
            from that assumed                                         2,139                    (130)
        Prior service cost                                              (35)                    (17)
        Transition asset                                                (84)                    (42)
        Benefits paid                                                  (369)                   (200)
                                                                 ----------              ----------

        Benefit obligation at end of period                          12,141                   9,126
                                                                 ----------              ----------

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



                                                                  YEAR ENDED   SIX MONTHS ENDED
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                 ----------      ----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                 $   19,783          17,339
Actual return on plan assets                                            530           2,644
Benefits paid                                                          (369)           (200)
                                                                 ----------      ----------

Fair value of plan assets at end of plan period                      19,944          19,783
                                                                 ----------      ----------

Funded status                                                         7,803          10,657
Unrecognized net gain from past experience different
     from that assumed                                               (5,663)         (9,298)
Unrecognized prior service cost                                        (478)           (513)
Unrecognized transition asset being recognized over
     15 years                                                          (127)           (211)
                                                                 ----------      ----------

Prepaid benefit cost                                             $    1,535             635
                                                                 ==========      ==========

                                                    YEAR
                                                    ENDED             YEARS ENDED JUNE 30,
                                                  DECEMBER 31,    --------------------------
                                                     1998            1997            1996
                                                  ----------      ----------      ----------
COMPONENTS OF NET PERIODIC PENSION BENEFIT
Service cost                                      $      646             515             490
Interest cost                                            718             627             553
Expected return on plan assets                        (1,999)         (3,820)         (4,150)
Net amortization and deferral                           (265)          2,017           2,871
                                                  ----------      ----------      ----------

Net periodic pension benefit                      $     (900)           (661)           (236)
                                                  ==========      ==========      ==========


The Company had a projected net periodic pension benefit for the actuarial year ended June 30, 1998, based on the June 30, 1997, valuation; however, the Company did not record any prepaid pension benefit for the six months ended December 31, 1997, due to the uncertainty of any changes made by new management.

A weighted average discount rate of 6.75% and 7.5% in 1998 and 1997, respectively, and a rate of increase in future compensation levels of 5.5% was used in determining the actuarial present value of the projected benefit obligation for 1998 and 1997. The expected long-term rate of return on assets was 11.0% for 1998 and 1997.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



       The Company does not provide postretirement benefits other than pensions.

       At June 30, 1998, the Company employed 629 full-time equivalent persons compared to 481 at June 30, 1997.

       As a result of the acquisition of Green Country (see note 3), the Company adopted the Green Country Bank 401(k) plan with amendments effective February 16, 1998. Eligible employees of the Company may elect to defer a portion of their salary and contribute to the 401(k) plan to fund retirement benefits. The Company currently does not participate with matched or fixed contributions.


(20)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996



The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 (in thousands):

                                                 DECEMBER 31, 1998            DECEMBER 31, 1997
                                             -------------------------     -------------------------
                                              CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                               VALUE        FAIR VALUE        VALUE       FAIR VALUE
                                             ----------     ----------     ----------     ----------
       Financial Assets:
           Cash and cash equivalents         $   54,880         54,880         54,152         54,152
           Securities purchased under
              agreements to resell                   --             --        178,000        178,000
           Securities available for sale        570,964        570,964        518,107        518,107
           Loans receivable, net              1,362,272      1,379,964        953,470        972,820
           FHLB stock                            42,693         42,693         45,147         45,147

       Financial Liabilities:
           Deposits                           1,668,074      1,676,485      1,602,533      1,608,540
              Advances from the FHLB            220,033        220,178         80,136         80,173
              Senior notes                       80,000         85,397         80,000         80,000


The following are descriptions of the methods used to determine the estimated fair values:

       (a) CASH AND CASH EQUIVALENTS AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

              The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

       (b)    SECURITIES

              The carrying value and estimated fair value of securities at December 31, 1998 and 1997, is set forth in Note 5. The estimated fair value of FHLB stock approximates the carrying value as of December 31, 1998 and 1997.

       (c)    LOANS

              The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating such information, the Company concluded that the allowance for

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996


              loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1998 and 1997.

              The fair value of commercial real estate loans, other real estate mortgage loans, real estate construction loans, and commercial business loans is calculated by discounting contractual cash flows adjusted for prepayment estimates using discount rates that reflect the Company's current pricing for loans with similar characteristics and remaining maturity.

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

       (D)    DEPOSIT LIABILITIES

              SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107's requirements for these categories are not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 1998 and 1997. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

       (E)    ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA AND SENIOR
              NOTES

              The estimated fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the current market rate for similar duration borrowings. Commitments are related primarily to variable rate loans originated at current market rates. The estimate of fair value of these commitments is considered to be immaterial. The estimate of value of senior notes is based on the discounted value of contractual cash flows.

       (F)    LIMITATIONS

              The information presented in this note is based on market quotes and fair value calculations as of December 31, 1998 and 1997. These amounts have not been updated since these dates; therefore, the valuations may have changed since that point in time.

(21)   SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Following is a summary of the unaudited interim results of operations for the year ended December 31, 1998 (in thousands, except per share data):

                                                      FIRST         SECOND        THIRD         FOURTH         FULL
                                                     QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                   -----------   -----------   -----------   -----------   -----------
         Interest and dividend income              $   35,491         35,025       36,386        40,302      147,204
         Net interest and dividend income          $   11,848         12,441       14,035        16,442       54,766
         Provision for loan losses                 $      150            300          500           500        1,450
         Income before income taxes                $    6,580          6,952        7,398         7,761       28,691
         Net income                                $    4,249          4,525        4,725         4,938       18,437
         Net income per common share:
                  Basic                            $     0.21           0.22         0.23          0.24         0.90
                  Diluted                          $     0.21           0.22         0.23          0.24         0.89


(22)   PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Local Financial Corporation is as follows (in thousands):


                        Statements of Financial Condition

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                     1998             1997
                                                                 ------------      ------------
Assets:
      Cash and due from banks, substantially restricted
         at December 31, 1997                                    $      2,019            11,840
      Investment in subsidiary                                        187,464           143,917
      Other assets                                                     12,743            10,061
                                                                 ------------      ------------

                  Total assets                                   $    202,226           165,818
                                                                 ============      ============

Liabilities and Stockholders' Equity:
      Senior notes                                               $     80,000            80,000
      Other liabilities                                                 3,420             3,193
                                                                 ------------      ------------

                  Total liabilities                                    83,420            83,193
                                                                 ------------      ------------

      Common stock                                                        205               197
      Additional paid-in capital                                      206,758           197,766
      Retained earnings                                                50,197            31,760
      Treasury stock                                                 (149,436)         (149,436)
      Accumulated other comprehensive income                           11,082             2,338
                                                                 ------------      ------------

                  Total stockholders' equity                          118,806            82,625
                                                                 ------------      ------------

                  Total liabilities and stockholders' equity     $    202,226           165,818
                                                                 ============      ============

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1998 and 1997, June 1997 and 1996

                            Statements of Operations

                                                                  SIX MONTHS
                                                   YEAR ENDED       ENDED             YEARS ENDED JUNE 30,
                                                  DECEMBER 31,    DECEMBER 31,    --------------------------
                                                     1998            1997            1997           1996
                                                  ----------      ----------      ----------      ----------
Income:
    Dividend income from subsidiary               $    2,000              --             500          10,600
    Equity in undistributed earnings (losses)
       of subsidiary                                  23,067         (83,925)        (29,886)          5,124
    Other                                                192              --             200              43
                                                  ----------      ----------      ----------      ----------
          Total income (loss)                         25,259         (83,925)        (29,186)         15,767

Expense:
    Interest expense                                   9,470           3,073           1,026           1,606
    Compensation and employee benefits                    --              --              --             871
    Other                                                922              52             145             828
                                                  ----------      ----------      ----------      ----------
          Total expense                               10,392           3,125           1,171           3,305

Provision (benefit) for income taxes                  (3,570)         (1,094)           (312)         (1,106)
                                                  ----------      ----------      ----------      ----------
          Net income (loss)                       $   18,437         (85,956)        (30,045)         13,568
                                                  ==========      ==========      ==========      ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               December 31, 1998 and 1997, June 30, 1997 and 1996

                            Statements of Cash Flows

                                                                      SIX MONTHS
                                                         YEAR ENDED      ENDED        YEARS ENDED JUNE 30,
                                                        DECEMBER 31,  DECEMBER 31,   ----------------------
                                                           1998          1997          1997          1996
                                                         --------      --------      --------      --------
Cash provided (absorbed) by operating activities:
    Net income (loss)                                    $ 18,437       (85,956)      (30,045)       13,568
    Adjustments to reconcile net income (loss) to
       net cash provided (absorbed) by
       operating activities:
         Equity in undistributed losses
            (earnings) of subsidiary                      (23,067)       83,925        29,886        (5,124)
         Change in other liabilities                          228         3,012          (558)          531
         Change in other assets                            (2,682)       (5,582)         (398)       (1,937)
                                                         --------      --------      --------      --------
Net cash provided (absorbed) by operating activities       (7,084)       (4,601)       (1,115)        7,038

Cash provided (absorbed) by investing activities:
    Investment in subsidiary                               (2,087)      (83,839)           --            --
    Cash acquired in acquisition of Green Country           2,512            --            --            --
                                                         --------      --------      --------      --------
Net cash provided (absorbed) by investing activities          425       (83,839)           --            --

Cash provided (absorbed) by financing activities:
    Proceeds from issuance of common stock                     --       181,067            --            --
    Capital contribution                                       --            --         8,099            --
    Purchase of treasury stock                                 --      (149,436)           --            --
    Repayment of note payable                                  --        (7,010)       (7,010)       (7,010)
    Proceeds from issuance of senior notes                     --        80,000            --            --
    Payments of debt issuance costs                            --        (4,344)           --            --
    Payment of liability assumed from Green Country        (3,162)           --            --            --
                                                         --------      --------      --------      --------
Net cash provided (absorbed) by financing activities       (3,162)      100,277         1,089        (7,010)

Net change in cash and cash equivalents                    (9,821)       11,837           (26)           28
Cash and cash equivalents at beginning of period           11,840             3            29             1
                                                         --------      --------      --------      --------
Cash and cash equivalents at end of period               $  2,019        11,840             3            29
                                                         ========      ========      ========      ========

Supplemental schedule of noncash investing activity:
       Tax benefit contributed to subsidiary             $     --            --           535         1,752
                                                         ========      ========      ========      ========

                               INDEX OF EXHIBITS


Exhibit
Number                        Description
-------                       -----------

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

10.6* Warrant of Local Financial to FBR to purchase 591,000 shares of Common Stock, dated September 8, 1997

10.7*          Employment Agreement between Local Financial and Edward A.
               Townsend, dated September 8, 1997**

10.8* Employment Agreement between Local Financial and Jan A. Norton, dated September 8, 1997**

10.9*          Local Financial Stock Option Plan**

10.10* Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997**

10.11          Local Financial Corporation 1998 Stock Option Plan**

10.12          Form of Severance Agreement, dated January 1, 1999**

10.13 First Amendment to Employment Agreement between Local Financial and Edward A. Townsend dated November 6, 1998

10.14 First Amendment to Employment Agreement between Local Financial and Jan A. Norton dated November 6, 1998

10.15 1998 Non-qualified Stock Option Agreement between Local Financial and Edward A. Townsend dated September 23, 1998

10.16 1998 Non-qualified Stock Option Agreement between Local Financial and Jan A. Norton dated September 23, 1998



16.0*          Letter re: Change in certifying Accountant

21.0* Subsidiaries of the Registrant (see "Business--Subsidiaries" in the Prospectus)

27.0           Financial Data Schedule


-------------------------

     * These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 and are incorporated by reference herein:

     ** Exhibits identified with a double asterisk (**) are management contracts or are compensatory plans or arrangements.