Form 10-Q
period 1999-03-31
LOCAL FINANCIAL CORP /NV
filed 1999-05-12
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended March 31, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       65-0424192
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

         3601 N.W. 63RD, OKLAHOMA CITY, OK                             73116
         ----------------------------------------                    ----------
         (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code:     (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of May 12, 1999 were as follows:

                                NUMBER OF SHARES
                          -----------------------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  March 31, 1999 (unaudited) and December 31, 1998..................1

                  Consolidated Statements of Operations-
                  For the Three Months Ended March 31, 1999 and 1998 (unaudited)....2

                  Consolidated Statements of Cash Flows-
                  For the Three Months Ended March 31, 1999 and 1998 (unaudited)....3

                  Notes to Consolidated Financial Statements........................5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  And Results of Operations.........................................7

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......14

PART II. OTHER INFORMATION

     Item 1       Legal Proceedings................................................14

     Item 6.      Exhibits and Reports on Form 8-K.................................14

Signatures        .................................................................15

Index to Exhibits .................................................................16

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except share data)

                                                                      March 31,      December 31,
                                                                        1999             1998
                                                                    -------------    -------------
                                                                    (unaudited)
                           ASSETS
Cash and due from banks                                             $      30,831           27,180
Interest bearing deposits with other banks                                 19,700           27,700
Securities available for sale                                             460,148          570,964
Loans receivable, net of allowance for loan losses of $28,310
   at March 31, 1999 and $27,901 at December 31, 1998                   1,457,124        1,362,272
Federal Home Loan Bank of Topeka stock, at cost                            34,576           42,693
Premises and equipment, net                                                25,746           23,959
Assets acquired through foreclosure and repossession, net                     447              693
Intangible assets, net                                                     17,117           17,843
Deferred tax asset, net                                                     8,376           10,959
Current income taxes receivable                                            17,817           18,291
Other assets                                                               27,786           26,425
                                                                    -------------    -------------

           Total assets                                             $   2,099,668        2,128,979
                                                                    =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
     Demand                                                         $     368,052          379,796
     Savings                                                               76,317           74,963
     Time                                                               1,194,316        1,213,315
                                                                    -------------    -------------

           Total deposits                                               1,638,685        1,668,074

Advances from borrowers for taxes and insurance                             5,606            4,400
Advances from the Federal Home Loan Bank of Topeka                        220,033          220,033
Senior notes                                                               80,000           80,000
Other liabilities                                                          31,362           37,666
                                                                    -------------    -------------

           Total liabilities                                            1,975,686        2,010,173
                                                                    -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,537,269 shares issued and 20,537,209 shares outstanding at
      March 31, 1999 and December 31, 1998                                    205              205
   Preferred Stock, $0.01 par value, 5,000,000 shares authorized;
      none outstanding                                                       --               --
   Additional paid-in capital                                             206,758          206,758
   Retained earnings                                                       55,336           50,197
   Treasury stock, 60 shares, at cost                                    (149,436)        (149,436)
   Accumulated other comprehensive income                                  11,119           11,082
                                                                    -------------    -------------

           Total stockholders' equity                                     123,982          118,806

                                                                    -------------    -------------

           Total liabilities and stockholders' equity               $   2,099,668        2,128,979
                                                                    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                        1999            1998
                                                                   ------------    ------------
Interest and dividend income:
  Loans                                                            $     29,748    $     22,529
  Securities available for sale                                           8,492           8,885
  Federal Home Loan Bank of Topeka stock                                    665             851
  Other investments                                                         295           3,226
                                                                   ------------    ------------
Total interest and dividend income                                       39,200          35,491
                                                                   ------------    ------------

Interest Expense:
  Deposit accounts                                                       17,184          19,506
  Advances from the Federal Home Loan Bank of Topeka                      2,624           1,509
  Securities sold under agreements to repurchase                           --               251
  Notes payable                                                           2,363           2,377
                                                                   ------------    ------------
Total interest expense                                                   22,171          23,643
                                                                   ------------    ------------

Net interest and dividend income                                         17,029          11,848
  Provision for loan losses                                                (500)           (150)
                                                                   ------------    ------------
Net interest and dividend income after provision for loan losses         16,529          11,698
                                                                   ------------    ------------

Noninterest income:
  Deposit related income                                                  3,124           1,987
  Loan fees and loan service charges                                        673             338
  Net gains on sale of assets                                               327              25
  Other                                                                     257             324
                                                                   ------------    ------------
Total noninterest income                                                  4,381           2,674
                                                                   ------------    ------------

Noninterest expense:
  Compensation and employee benefits                                      6,847           3,644
  Deposit insurance premiums                                                238             340
  Equipment and data processing                                           1,243             729
  Occupancy                                                                 826             627
  Advertising                                                               344             266
  Professional fees                                                         501             487
  Other                                                                   2,842           1,699
                                                                   ------------    ------------
Total noninterest expense                                                12,841           7,792
                                                                   ------------    ------------

Income before provision for income taxes                                  8,069           6,580

  Provision for income taxes                                              2,930           2,331
                                                                   ------------    ------------
Net income                                                         $      5,139    $      4,249
                                                                   ============    ============


Basic net income per share                                         $       0.25    $       0.21
                                                                   ============    ============
Diluted net income per share                                       $       0.25    $       0.21
                                                                   ============    ============

Weighted average shares outstanding - Basic                          20,537,209      20,109,302
                                                                   ============    ============

Weighted average shares outstanding - Diluted                        20,537,209      20,267,530
                                                                   ============    ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                           1999            1998
                                                                                        ------------    ------------
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

   Net income                                                                           $      5,139    $      4,249
   Adjustments to reconcile net income to net cash provided by operating activities-
      Provisions for losses on loans                                                             500             150
      Deferred income tax expense                                                              2,563           2,258
      Accretion of discounts on loans acquired                                                  (579)         (1,359)
      Net amortization (accretion) of premium on securities available for sale                  (789)            (75)
      Depreciation and amortization                                                            1,251           1,230
      Net change in loans held for sale                                                        3,267         (16,480)
      (Gain) on sale of assets                                                                  (327)            (25)
      Stock dividends received from Federal Home Loan Bank stock                                (665)           (851)
      Change in other assets                                                                    (888)          2,319
      Change in other liabilities                                                             (6,304)         (3,685)
                                                                                        ------------    ------------

          Net cash provided by operating activities                                            3,168         (12,269)
                                                                                        ------------    ------------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from principal collections on securities available for sale                      111,663          59,974
   Purchases of securities available for sale                                                   --           (88,642)
   Purchases of repurchase agreements                                                           --          (750,962)
   Proceeds from maturity of repurchase agreements                                              --           720,462
   Proceeds from the sale of Federal Home Loan Bank stock                                      8,782            --
   Change in loans receivable, net                                                           (97,790)         55,899
   Proceeds from disposal of assets acquired through foreclosure and repossession                355             131
   Purchases of premises and equipment                                                        (2,478)           (974)
   Proceeds from sales of premises and equipment                                                 134              26
   Cash acquired in acquisition of Green Country Banking Corporation                            --             2,512
                                                                                        ------------    ------------

          Net cash provided (absorbed) by investing activities                                20,666          (1,574)
                                                                                        ------------    ------------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                            (10,390)         14,254
   Change in time deposits                                                                   (18,999)        (36,707)
   Proceeds from advances from the Federal Home Loan Bank                                     18,950         156,065
   Repayments of advances from the Federal Home Loan Bank                                    (18,950)       (147,556)
   Payment of liability assumed from Green Country Banking Corporation                          --            (3,162)
   Change in advances by borrowers for taxes and insurance                                     1,206           1,089
                                                                                        ------------    ------------

          Net cash (absorbed) by financing activities                                        (28,183)        (16,017)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                       (4,349)        (29,860)

Cash and cash equivalents at beginning of period                                              54,880          54,152
                                                                                        ------------    ------------

Cash and cash equivalents at end of period                                              $     50,531    $     24,292
                                                                                        ============    ============


Supplemental disclosures of cashflow information: Cash paid (received) during the period for:
      Interest                                                                          $     24,321    $     21,223
                                                                                        ============    ============
      Income taxes                                                                      $       (109)   $       (539)
                                                                                        ============    ============

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure
      and repossession                                                                  $        109    $        163
                                                                                        ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                      March 31, 1999 and December 31, 1998

(1)      BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Local Financial Corporation and Subsidiary's (the "Company") Form 10-K for the period ended December 31, 1998 as filed with the Securities and Exchange Commission ("SEC").

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (in thousands):

                                                    MARCH 31, 1999  DECEMBER 31, 1998
                                                    --------------  -----------------
          Residential real estate loans             $      347,132    $      344,565

          Commercial                                     1,013,297           927,682

          Held for sale                                     12,921            16,188

          Consumer loans                                   112,084           101,738
                                                    --------------    --------------

                            Total loans                  1,485,434         1,390,173
          Less:
               Allowance for loan losses                   (28,310)          (27,901)
                                                    --------------    --------------

                            Loans receivable, net   $    1,457,124    $    1,362,272
                                                    ==============    ==============

(3)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended March 31, 1999 and 1998 consists of (dollars in thousands):

                                                             Three Months
                                                           Ended March 31,
                                                 -------------------------------------
                                                       1999               1998
                                                 -----------------  ------------------
          Net income                               $       5,139      $       4,249

          Other comprehensive income, net of tax:
               Unrealized gains on securities,
               net of reclassification adjustment             37              1,282
                                                   -------------      -------------

          Comprehensive income                     $       5,176      $       5,531
                                                   =============      =============

(4)      NET INCOME PER SHARE

         Stock options and warrants to purchase common stock of 2,051,005 were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income per share because they are antidilutive.

(5)      SEGMENTS

         The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary namely Local Oklahoma Bank, N.A. (the "Bank"). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the last 18 months and in pursuit of the Company's strategic growth initiatives, the Company has shifted the activities of Local Oklahoma Bank (the "Bank") from those of a traditional savings and loan to those generally associated with a commercial bank. The Bank has increased its commercial and consumer lending and expects further increases in those areas. The Bank has also targeted increases in non-interest income as well as increases in lending activities rather than investing activities. In order to accommodate this strategy, the Company has chosen to convert the Bank to a national banking association and, on February 17, 1999, filed an application with the Comptroller of the Currency to effect such a conversion and received approval on April 29, 1999. Accordingly, in connection with the Bank's charter conversion, the Company filed an application with the Federal Reserve Board to become registered as a bank holding company and received approval on March 25, 1999. The Bank consummated its conversion to a national banking association on May 11, 1999, and the Company was registered as a bank holding company on that same day.

         On March 31, 1999, the Company completed its merger of Local Federal Bank, FSB, and its subsidiary Local America Bank of Tulsa, FSB, with the merged entity operating under the name Local Oklahoma Bank, F.S.B. Local Financial Corporation's primary asset is the capital stock of Local Oklahoma Bank.

         In this Form 10-Q, the Company, when discussing the future, may use words like the words "anticipate", "believe", "estimate", "expect", "intend", "should" and similar expressions, or the negative thereof. These words represent forward-looking statements. In addition, any analysis of the adequacy of the allowance for loan losses or the interest rate sensitivity of the Company's assets and liabilities, represent attempts to predict future events and circumstances and also represent forward-looking statements.

         Many factors could cause future results to differ from what is anticipated in the forward-looking statements. For example, future financial results could be affected by (i) the Bank's shift from a savings institution to a commercial bank; (ii) deterioration in local, regional, national or global economic conditions which could cause an increase in loan delinquencies or a decrease in collateral values; (iii) changes in market interest rates or changes in the speed at which market interest rates change; (iv) changes in laws and regulations affecting the financial service industry; (v) changes in competition and (vi) changes in consumer preferences.

         Please do not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form S-1, as amended April 21, 1999 (the "Risk Factors" of which are incorporated into this Report), could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1998 TO MARCH 31, 1999

          During the three months ended March 31, 1999, total assets declined $29.3 million or 1.38%. The $110.8 million decline was due primarily to pay downs in the Company's security portfolio. This liquidity was used to fund the net loan growth of $95.3 million. Growth in the loan portfolios occurred principally in the Company's commercial and consumer loan portfolios where loan balances during the quarter ended March 31, 1999 rose $85.6 million or 9.2% and $10.3 million or 10.2% respectively.

         Total liabilities declined during the quarter ended March 31, 1999, primarily due to seasonal declines in the deposit portfolio in the demand and time deposit areas where balances declined $11.7 million or 3.09% and $19.0 million or 1.57%, respectively, compared to prior quarter end.

         Total Stockholders' equity increased $5.1 million during the March quarter which represented net income during the period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998.

         Net Income. The Company reported net income of $5.1 million or $0.25 basic earnings per share for the three months ended March 31, 1999 (based on 20.5 million average shares outstanding), compared to $4.2 million or $0.21 basic earnings per share (based on 20.1 million average shares outstanding) in the three months ended March 31, 1998.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $17.0 million in the three months ended March 31, 1999 as compared to $11.8 million during the same period in the prior year. The $5.2 million increase in net interest and dividend income during the comparative period ended March 31, 1999 was due primarily to the increase in the average balance of interest-earning assets, which rose from $1.8 billion in March 1998 to $2.0 billion in March 1999 or 11%, outpacing the 5% increase in average balance of interest-bearing liabilities. As a result, the Company's interest rate spread increased 46 basis points rising from 2.38% to 2.84% during the comparative periods. Accordingly, the Company's net interest margin, which is determined by net interest income as a percentage of average total interest-earning assets, increased 73 basis points rising from 2.64% to 3.37% during this same period.

         Interest Income. Total interest and dividend income increased $3.7 million or 10.45% during the three months ended March 31, 1999, rising from $35.5 million during the three months ended March 31, 1998, to $39.2 million during the three months ended March 31, 1999. This increase was driven primarily by the increased average balance of loans outstanding which was partially offset by the declining average balance in the securities portfolio.

         Interest Expense. Total interest expense declined by $1.5 million or 6.23% in the three months ended March 31, 1999 as compared to the same period in the prior year primarily due to the decline in interest expense on deposit accounts. Interest expense on deposit accounts declined $2.3 million during the comparative periods due to a combination of rate and volume declines in total deposits. This decline was partially offset by increased interest expense on FHLB advances driven by the higher level of borrowings at March 31, 1999 as compared to March 31, 1998. The Company intends to continue to utilize borrowings as a funding source for growth in the loan portfolios.

         Provision for Loan Losses. The Company established provisions for loan losses of $150,000 and $500,000 during the three months ended March 31, 1998 and March 31, 1999, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $(99,000) and $91,000. The Company's basis for provisions were a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the

Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. Total noninterest income amounted to $4.4 million and $2.7 million during the three months ended March 31, 1999 and 1998, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. The noninterest income recognized during the three months ended March 31, 1999, was due primarily to deposit-related income which totaled $3.1 million for the period compared to $2.0 million for the three months ended March 31, 1998. The increase in deposit-related income between the comparative periods is due to increases in the Company's demand deposit base arising from normal deposit growth as well as the BankSouth Corporation acquisition, which occurred during the fourth quarter of 1998. Additionally, the Company saw a 99% increase in loan fees and loan service charges between March 31, 1998 and March 31, 1999. This increase was directly related to the increased origination loan volume, the portfolio acquired in the BankSouth acquisition and related lending activity. During the three months ended March 31, 1999, the Company realized $327,000 in gains on sale of assets primarily related to the sale of mortgage loans in the secondary market.

         Noninterest Expense. Total noninterest expense increased by $5.0 million or 64.8% during the three months ended March 31, 1999 as compared to the same period in the prior year. The increase primarily resulted from the additional compensation, benefits and other noninterest expenses associated with the formation of a new corporate lending unit. During the past 18 months, the Company has strategically refocused its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring 38 experienced commercial lending officers and supporting staff and forming a new corporate lending unit. Additional increases in noninterest expense arose as a result of and in connection with the costs of acquiring and operating BankSouth.

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

         Management's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

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


                                                                              THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------------------------------------
                                                                          1999                                  1998
                                                          --------------------------------      ---------------------------------
                                                                                  Average                                Average
                                                            Average               Yield/          Average                Yield/
                                                            Balance     Interest   Cost           Balance     Interest    Cost
                                                          ------------  --------  --------      ------------  ---------  --------
                                                                                   (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                                  $ 1,421,342   $ 29,748    8.37%       $ 1,045,185   $ 22,529     8.74%
    Securities (2)                                            525,886     8,492     6.46%           493,565      8,885     7.30%
    Securities purchased under agreements to resell                --        --        --           226,726      3,149     5.63%
    Other earning assets (3)                                   71,840       960     5.35%            56,119        928     6.71%
                                                          -----------   -------                 -----------   --------
       Total interest-earning assets                        2,019,068    39,200     7.76%         1,821,595     35,491     7.90%
                                                                        -------   ======                      --------   ======
Noninterest-earning assets                                     91,555                               112,591
                                                          -----------                           -----------
       Total assets                                       $ 2,110,623                           $ 1,934,186
                                                          ===========                           ===========
Interest-bearing liabilities:
    Deposits:
       Transaction accounts (4)                               323,007     1,987     2.49%           267,473      1,778     2.70%
       Term certificates of deposit                         1,202,361    15,197     5.13%         1,313,228     17,728     5.47%
                                                          -----------   -------   ------        -----------   --------   ------
          Total interest bearing deposits                   1,525,368    17,184     4.57%         1,580,701     19,506     5.00%
    Borrowings:
       FHLB advances                                          220,578     2,624     4.82%            77,775      1,509     7.87%
       Securities sold under agreements to
          repurchase and other                                     --        --        --                --        251       --
       Senior Notes                                            80,000     2,363    11.81%            80,000      2,377    11.81%
                                                          -----------   -------                 -----------   --------
          Total interest-bearing liabilities                1,825,946    22,171     4.92%         1,738,476     23,643     5.52%
                                                                        -------   ======                      --------   ======
Noninterest-bearing liabilities                               163,721                               103,863
                                                          -----------                           -----------
          Total liabilities                                 1,989,667                             1,842,339
Stockholders' equity                                          120,956                                91,847
                                                          -----------                           -----------
          Total liabilities and stockholders'
             equity                                       $ 2,110,623                           $ 1,934,186
                                                          ===========                           ===========
Net interest-earning assets                                 $ 193,122                              $ 83,119
                                                          ===========                           ===========
Net interest income/interest rate spread                               $ 17,029     2.84%                     $ 11,848     2.38%
                                                                       ========   ======                      ========   ======
Net interest margin                                                                 3.37%                                  2.64%
                                                                                  ======                                 ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                          110.58%                                104.78%
                                                                                  ======                                 ======

----------------------------

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

(4) Includes interest-bearing demand, passbook, NOW, and money market accounts.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999, based on the information and assumptions set forth in the notes below:

                                                                                    More Than
                                                   Three to          More Than     Three Years
                                  Within Three      Twelve          One Year to      to Five        Over Five
                                     Months         Months          Three Years       Years           Years           Total
                                  ------------    ------------     ------------    ------------    ------------    ------------
                                                                      (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)            $    489,008    $    283,992     $    287,064    $    228,649    $    195,279    $  1,483,992
   Securities(3)                       256,841          77,651           76,251          31,616             683         443,042
   Other interest-earning
     assets(4)                          85,107            --               --              --              --            85,107
                                  ------------    ------------     ------------    ------------    ------------    ------------
         Total                    $    830,956    $    361,643     $    363,315    $    260,265    $    195,962    $  2,012,141
                                  ============    ============     ============    ============    ============    ============

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      accounts                    $     35,899    $     36,199     $     65,686    $     39,913    $     72,856    $    250,553
    Passbook accounts                    2,658           7,973           17,026          12,613          36,047          76,317
    Certificates of deposit            391,323         570,318          207,932          24,153             590       1,194,316

   Borrowings:
    FHLB advances(6)                      --           115,000           65,000          40,000              33         220,033
    Senior Notes                          --              --               --              --            80,000          80,000
                                  ------------    ------------     ------------    ------------    ------------    ------------
         Total                    $    429,880    $    729,490     $    355,644    $    116,679    $    189,526    $  1,821,219
                                  ============    ============     ============    ============    ============    ============

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities   $    401,076    $   (367,847)    $      7,671    $    143,586    $      6,436    $    190,922
                                  ============    ============     ============    ============    ============    ============

Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities   $    401,076    $     33,229     $     40,900    $    184,486    $    190,922    $    190,922
                                  ============    ============     ============    ============    ============    ============

Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities
   as a percent of total assets          19.10%           1.58%            1.95%           8.79%           9.09%           9.09%
                                  ============    ============     ============    ============    ============    ============

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

(6)  Maturity based on projected call date rather than actual maturity date.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 1999, the Company had $628.3 million in borrowing capacity with the FHLB, of which $260.0 million was available under a collateralized line of credit. Borrowings as of that date totaled $220.0 million with no borrowings from the line of credit. The Bank does not currently accept brokered deposits as a source of liquidity and does not anticipate a change in this practice in the foreseeable future.

         At March 31, 1999, the Company had approximately $206.7 million of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded. Certificates of deposit which are scheduled to mature within one year totaled $961.6 million at March 31, 1999, and borrowings which are scheduled to mature or reprice within the same period amounted to $115.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         As of March 1, 1998, the Company began making interest payments on its Senior Notes. The Senior Notes have an annual debt service requirement of $8.8 million (or $4.4 million for each semi-annual period). The Company anticipates that it will have sufficient funds available to meet the annual debt service requirement.

         Capital Resources. Federally insured savings institutions such as the Bank are required to maintain minimum levels of regulatory capital. The following table reflects the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at March 31, 1999.

                                        MINIMUM
                                       REQUIRED(4)                    ACTUAL                        EXCESS
                                 ---------------------         ---------------------        ---------------------
                                 PERCENT        AMOUNT         PERCENT        AMOUNT        PERCENT        AMOUNT
                                 -------        ------         -------        ------        -------        ------
                                                              (DOLLARS IN THOUSANDS)
   Tangible capital               1.50%       $  30,774         7.91%       $ 162,291         6.41%      $ 131,517
   Core capital (1)               3.00%          61,547         7.91%         162,291         4.91%        100,744
   Risk-based capital (2)(3)      8.00%         112,064        12.77%         178,814         4.77%         66,750

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

YEAR 2000 COMPLIANCE

         The Year 2000 could have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company had completed its reprogramming as of December 31, 1998 and testing efforts were substantially complete as of March 31, 1999. Further validation through testing will be continued throughout calendar year 1999.

         The Company does not rely on in-house data processing or computer programming for its main frame banking applications. The Company's primary data processing vendor, AllTel, Inc., has a history of producing high quality banking applications and has assured the Company that its core applications will be capable of handling the Year 2000. The Company continues to test these applications in its own environment to validate these assurances.

         Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to business-critical Company's vendors and large commercial borrowers to certify that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. Furthermore, information has been provided to large commercial borrowers regarding the potential business risks associated with the Year 2000 issue. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

         The Company has substantially completed an assessment of the Year 2000 compliance status of all its information technology and non-information technology equipment and will continue to address the Year 2000 compliance of such equipment.

         Testing and remediation of all of the Company's systems and applications is expected to incrementally cost approximately $500,000 in 1999, excluding internal costs involved in Year 2000 compliance activities. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to other legal actions and complaints. In its Annual Report on Form 10-K for the year ended December 31, 1998, the Company disclosed legal proceedings between the Bank and the Federal Deposit Insurance Corporation and between the Company and certain former shareholders. No material developments have occurred since the Annual Report. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         27       Financial Data Schedule

         b.       Reports on Form 8-K

         On February 19, 1999, the Company filed a Form 8-K covering a press release issued with respect to its fourth quarter and full year 1998 earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LOCAL FINANCIAL CORPORATION


Date:         May 12, 1999                      By/s/ Edward A. Townsend
                                                ------------------------
                                                Edward A. Townsend
                                                Chairman of the Board
                                                Chief Executive Officer


                                                LOCAL FINANCIAL CORPORATION


Date:         May 12, 1999                      By/s/ Richard L. Park
                                                ---------------------
                                                Richard L. Park
                                                Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------
27               Financial Data Schedule