Form 10-Q
period 1999-06-30
LOCAL FINANCIAL CORP /NV
filed 1999-08-11
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999

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

                                 Yes [X] No [ ]

     Number of shares outstanding of the registrant's $0.01 par value common stock as of August 11, 1999 were as follows:

                                NUMBER OF SHARES
                          -----------------------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Statements of Financial Condition-
         June 30, 1999 (unaudited) and December 31, 1998.................... 1

         Consolidated Statements of Operations-
         For the Three Months and Six Months Ended June 30, 1999
         and 1998 (unaudited)............................................... 2

         Consolidated Statements of Cash Flows-
         For the Six Months Ended June 30, 1999 and 1998 (unaudited)........ 3

         Notes to Consolidated Financial Statements......................... 4

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 7

 Item 3. Quantitative and Qualitative Disclosures about Market Risk......... 15

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.................................................. 15

 Item 4. Submission of Matters to a Vote of Security Holders................ 15

 Item 6. Exhibits and Reports on Form 8-K................................... 15

Signatures.................................................................. 16

Index to Exhibits........................................................... 17

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)


                                                                      June 30, 1999   December 31, 1998
                                                                      -------------   -----------------
                                                                       (unaudited)
                                ASSETS

Cash and due from banks                                                $    31,125      $    27,180
Interest bearing deposits with other banks                                     400           27,700
Securities available for sale                                              504,163          570,964
Loans receivable, net of allowance for loan losses of $28,304 at
   June 30, 1999 and $27,901 at December 31, 1998                        1,553,306        1,362,272
Federal Home Loan Bank of Topeka stock and Federal Reserve
   Bank stock, at cost                                                      28,247           42,693
Premises and equipment, net                                                 28,531           23,959
Assets acquired through foreclosure and repossession, net                      877              693
Intangible assets, net                                                      16,815           17,843
Deferred tax asset, net                                                     12,485           10,959
Current income taxes receivable                                              1,080           18,291
Other assets                                                                27,337           26,425
                                                                       -----------      -----------

       Total assets                                                    $ 2,204,366      $ 2,128,979
                                                                       ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                            $   370,190      $   379,796
     Savings                                                                78,075           74,963
     Time                                                                1,160,360        1,213,315
                                                                       -----------      -----------

       Total deposits                                                    1,608,625        1,668,074

Advances from the Federal Home Loan Bank of Topeka                         350,518          220,033
Senior notes                                                                80,000           80,000
Other liabilities                                                           39,426           42,066
                                                                       -----------      -----------

       Total liabilities                                                 2,078,569        2,010,173
                                                                       -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     20,537,269 shares issued and 20,537,209 shares outstanding at
     June 30, 1999 and December 31, 1998                                       205              205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                           --               --
   Additional paid-in capital                                              206,758          206,758
   Retained earnings                                                        60,883           50,197
   Treasury stock, 60 shares, at cost                                     (149,436)        (149,436)
   Accumulated other comprehensive income                                    7,387           11,082
                                                                       -----------      -----------

       Total stockholders' equity                                          125,797          118,806
                                                                       -----------      -----------

       Total liabilities and stockholders' equity                      $ 2,204,366      $ 2,128,979
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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                               Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                          ------------------------------      ------------------------------
                                                              1999              1998              1999              1998
                                                          ------------      ------------      ------------      ------------
Interest and dividend income:
   Loans                                                  $     31,672      $     22,369      $     61,420      $     44,898
   Securities available for sale                                 7,966            10,773            16,458            19,658
   Federal Home Loan Bank of Topeka and Federal
     Reserve Bank stock                                            544               890             1,209             1,741
   Other investments                                               285               993               580             4,219
                                                          ------------      ------------      ------------      ------------
Total interest and dividend income                              40,467            35,025            79,667            70,516
                                                          ------------      ------------      ------------      ------------

Interest expense:
   Deposit accounts                                             16,729            18,893            33,913            38,399
   Advances from the Federal Home Loan Bank of Topeka            3,226             1,328             5,850             2,837
   Securities sold under agreements to repurchase                   --                --                --               251
   Notes payable                                                 2,363             2,363             4,726             4,740
                                                          ------------      ------------      ------------      ------------
Total interest expense                                          22,318            22,584            44,489            46,227
                                                          ------------      ------------      ------------      ------------

Net interest and dividend income                                18,149            12,441            35,178            24,289
   Provision for loan losses                                      (500)             (300)           (1,000)             (450)
                                                          ------------      ------------      ------------      ------------
Net interest and dividend income after provision for            17,649            12,141            34,178            23,839
   loan losses                                            ------------      ------------      ------------      ------------

Noninterest income:
   Deposit related income                                        3,448             2,486             6,572             4,473
   Loan fees and loan service charges                              687               554             1,360               892
   Net gains on sale of assets                                     219               334               546               359
   Other                                                           327               559               584               883
                                                          ------------      ------------      ------------      ------------
Total noninterest income                                         4,681             3,933             9,062             6,607
                                                          ------------      ------------      ------------      ------------

Noninterest expense:
   Compensation and employee benefits                            7,075             3,986            13,922             7,630
   Deposit insurance premiums                                      241               343               479               683
   Equipment and data processing                                 1,454               808             2,697             1,537
   Occupancy                                                     1,105               691             1,931             1,318
   Advertising                                                     314               556               658               822
   Professional fees                                               673               478             1,174               965
   Other                                                         2,774             2,260             5,616             3,959
                                                          ------------      ------------      ------------      ------------
Total noninterest expense                                       13,636             9,122            26,477            16,914
                                                          ------------      ------------      ------------      ------------

Income before provision for income taxes                         8,694             6,952            16,763            13,532

   Provision for income taxes                                    3,147             2,427             6,077             4,758
                                                          ------------      ------------      ------------      ------------

Net income                                                $      5,547      $      4,525      $     10,686      $      8,774
                                                          ============      ============      ============      ============

Basic net income per share                                $       0.27      $       0.22      $       0.52      $       0.43
                                                          ============      ============      ============      ============
Diluted net income per share                              $       0.27      $       0.22      $       0.52      $       0.42
                                                          ============      ============      ============      ============

Weighted average shares outstanding - Basic                 20,537,209        20,537,209        20,537,209        20,324,438
                                                          ============      ============      ============      ============

Weighted average shares outstanding - Diluted               20,537,209        20,930,441        20,537,209        20,649,630
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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                                      Six Months Ended June 30,
                                                                    ----------------------------
                                                                       1999             1998
                                                                    -----------      -----------
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                                          $    10,686      $     8,774
Adjustments to reconcile net income to net cash provided
 by operating activities-
   Provisions for losses on loans                                         1,000              450
   Deferred income tax expense                                            6,077            5,672
   Accretion of discounts on loans acquired                                (812)          (1,786)
   Net amortization (accretion) of premium on securities
     available for sale                                                  (1,721)          (1,891)
   Depreciation and amortization                                          2,070            1,765
   Net change in loans held for sale                                      3,461            3,684
   (Gain) on sale of assets                                                (546)            (359)
   Stock dividends received from Federal Home Loan Bank                  (1,178)          (1,741)
   Change in other assets                                                10,872           19,089
   Change in other liabilities                                           (5,186)         (10,166)
                                                                    -----------      -----------

       Net cash provided by operating activities                         24,723           23,491
                                                                    -----------      -----------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                  10,786           20,222
   Proceeds from principal collections on securities
     available for sale                                                 175,922           84,144
   Purchases of securities available for sale                          (123,889)        (181,873)
   Purchases of repurchase agreements                                        --       (1,200,462)
   Proceeds from maturity of repurchase agreements                           --        1,378,462
   Purchases of Federal Home Loan Bank and Federal Reserve
     Bank stock                                                          (3,783)          (1,643)
   Proceeds from the sale of Federal Home Loan Bank and Federal
     Reserve Bank stock                                                  19,407               --
   Change in loans receivable, net                                     (194,563)         (57,768)
   Proceeds from disposal of assets acquired through
     foreclosure and repossession                                           459               56
   Purchases of premises and equipment                                   (6,157)          (5,469)
   Proceeds from sales of premises and equipment                            345               35
   Cash acquired in acquisition of Green Country Banking
     Corporation                                                             --            2,512
                                                                    -----------      -----------

       Net cash provided (absorbed) by investing activities            (121,473)          38,216
                                                                    -----------      -----------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                        (6,494)          16,925
   Change in time deposits                                              (52,955)        (144,956)
   Proceeds from advances from the Federal Home Loan Bank               224,196          432,515
   Repayments of advances from the Federal Home Loan Bank               (93,711)        (396,107)
   Payment of liability assumed from Green Country Banking
     Corporation                                                             --           (3,162)
   Change in advances by borrowers for taxes and insurance                2,359            1,796
                                                                    -----------      -----------

       Net cash provided (absorbed) by financing activities              73,395          (92,989)
                                                                    -----------      -----------

Net change in cash and cash equivalents                                 (23,355)         (31,282)

Cash and cash equivalents at beginning of period                         54,880           54,152
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $    31,525      $    22,870
                                                                    ===========      ===========

Supplement disclosures of cashflow information:
  Cash paid (received) during the period for:
     Interest                                                       $    43,923      $    41,145
                                                                    ===========      ===========
     Income taxes                                                   $   (11,822)     $   (11,405)
                                                                    ===========      ===========

Supplemental schedule of noncash investing and financing
 activities:
   Transfers of loans to assets acquired through foreclosure
     and repossession                                               $       643      $       420
                                                                    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                       June 30, 1999 and December 31, 1998

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

(2)  LOANS RECEIVABLE

     Loans receivable are summarized below at amortized cost:

                                                June 30, 1999   December 31, 1998
                                                -------------   -----------------
                                                     (Dollars in Thousands)
     Residential real estate loans               $   346,875      $   344,565

     Commercial                                    1,092,600          927,682

     Held for sale                                    12,727           16,188

     Consumer loans                                  129,408          101,738
                                                 -----------      -----------

                       Total loans                 1,581,610        1,390,173
     Less:
          Allowance for loan losses                  (28,304)         (27,901)
                                                 -----------      -----------

                       Loans receivable, net     $ 1,553,306      $ 1,362,272
                                                 ===========      ===========

(3)  ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

     Advances from the FHLB are summarized as follows:

                                June 30, 1999              December 31, 1998
                       ----------------------------   ---------------------------
                                       Weighted                      Weighted
                                       Average                       Average
                       Balance     Contractual Rate   Balance    Contractual Rate
                       -------     ----------------   -------    ----------------
                                        (Dollars in Thousands)
     Variable rate     $130,486          6.15%        $     --            --
     Fixed rate         220,032          4.77          220,033          4.77%
                       --------                       --------

                       $350,518          5.29%        $220,033          4.77%
                       ========          ====         ========          ====

     Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities and interest bearing deposits which are not already pledged or encumbered.

     Scheduled principal repayments of advances from the FHLB at June 30, 1999 are as follows (dollars in thousands):

                                                         WEIGHTED
                                                         AVERAGE
        YEAR ENDING DECEMBER 31,           AMOUNT    CONTRACTUAL RATE
                                          --------   ----------------
     1999                                 $130,486          6.15%
     2000                                       --            --
     2001                                       --            --
     2002                                   40,000          6.26
     2003 and thereafter                   180,032          4.44
                                          --------

                                          $350,518          5.29%
                                          ========          ====

(4)  COMPREHENSIVE INCOME

     Comprehensive income for the periods ended June 30, 1999 and 1998 consists of:

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                       ----------------------      ----------------------
                                                         1999          1998          1999          1998
                                                       --------      --------      --------      --------
                                                                     (Dollars in Thousands)
     Net income                                        $  5,547      $  4,525      $ 10,686      $  8,774

     Other comprehensive income, net of tax:
        Unrealized gains (losses) on securities,
         net of reclassification adjustment              (3,732)         (470)       (3,695)          812
                                                       --------      --------      --------      --------

     Comprehensive income                              $  1,815      $  4,055      $  6,991      $  9,586
                                                       ========      ========      ========      ========

(5)  NET INCOME PER SHARE

     Stock options and warrants to purchase 2,089,005 shares of common stock were outstanding as of June 30, 1999, but were not included in the computation of diluted net income per share because they are antidilutive.

(6)  SEGMENTS

     The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary namely Local Oklahoma Bank, National Association, a national banking association (the "Bank"). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the last 21 months and in pursuit of the Company's strategic growth initiatives, the Company has shifted the activities of the Bank from those of a traditional savings and loan to those generally associated with a commercial bank. The Bank has increased its commercial and consumer lending and expects further increases in those areas. In order to accommodate this strategy, the Company chose to convert the Bank to a national banking association, accordingly, the Bank filed an application with the Office of the Comptroller of the Currency for that purpose, and, in connection with the Bank's charter conversion, the Company filed an application with the Federal Reserve Board (the "FRB") to become registered as a bank holding company and received approval on March 25, 1999. The Bank consummated its conversion to a national banking association on May 11, 1999, and the Company was registered as a bank holding company on that same day.

         In this Form 10-Q, the Company, when discussing the future, may use words like the words "anticipate", "believe", "estimate", "expect", "intend", "should" and similar expressions, or the negative thereof. These words represent forward-looking statements. In addition, any analysis of the adequacy of the allowance for loan losses or the interest rate sensitivity of the Bank's assets and liabilities represent attempts to predict future events and circumstances and also represent forward-looking statements.

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

         Please do not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form S-1, as amended April 30, 1999 (the "Risk Factors" of which are incorporated into this Report), could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1998 TO JUNE 30, 1999

         During the six months ended June 30, 1999, total assets increased $75.4 million or 3.54%. The $75.4 million increase was due primarily to growth in the Bank's loan portfolio. This loan growth, funded principally by paydowns in the Bank's security portfolio as well as FHLB advances, occurred most significantly in the Bank's commercial and consumer loan portfolios where loan balances during the six months ended June 30, 1999 rose $164.9 million or 17.78% and $27.7 million or 27.2%, respectively.

         Total liabilities increased during the quarter ended June 30, 1999, primarily due to increases in FHLB advances which increased $130.5 million or 59.3% compared to prior quarter end.

         Total stockholders' equity increased $7.0 million during the six months ended June 30, 1999 which represented net income during the period of $10.7 million adjusted for a $3.7 million decline in unrealized holding gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998 AND THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998.

         Net Income. The Company reported net income of $10.7 million or $0.52 basic earnings per share for the six months ended June 30, 1999 (based on 20.5 million average shares outstanding), compared to net income of $8.8 million or $0.43 basic earnings per share (based on 20.3 million average shares outstanding) for the six months ended June 30, 1998. Likewise, net income rose during the comparative three-month periods ended June 30, 1998 and 1999 rising from $4.5 million or $0.22 basic earnings per share for the three months ended June 30, 1998 to $5.5 million or $0.27 basic earnings per share for the three months ended June 30, 1999 (based on 20.5 million average shares outstanding).

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $35.2 million in the six months ended June 30, 1999 as compared to $24.3 million during the same period in the prior year. Similarly, net interest and dividend income totaled $18.1 million in the three months ended June 30, 1999 as compared to $12.4 million during the same period in the prior year. The $10.9 million and $5.7 million increases in net interest and dividend income during the comparative six and three month periods ended June 30, 1999 were due primarily to the increases in the Company's total interest earning assets which outpaced a similar increase in total interest-bearing liabilities coupled with the declining costs of those liabilities.

         During both the six and three month comparative periods ended June 30, 1999 and June 30, 1998, the average yield of the Company's interest-earning assets remained relatively stable while the average cost of the Company's interest-bearing liabilities decreased resulting in a rise in the Company's interest rate spread from 2.40% to 2.96% during the six month comparative periods and 2.45% to 3.06% during the three month comparative periods. Accordingly, the Company's net interest margin, which is determined by net interest income as a percentage of average total interest-earning assets, increased 76 and 78 basis points, respectively, during the comparative six and three month periods.

         Interest Income. Total interest and dividend income increased by $9.2 million or 12.98% during the six months ended June 30, 1999 as compared to the same period in the prior year and rose by $5.4 million or 15.54% during the three months ended June 30, 1999 as compared to the same period in the prior year.

         The increases in interest income during both the six and three month comparative periods were due primarily to the growth in the Bank's commercial loan portfolio where balances rose from $927.7 million at December 31, 1998 to $1,092.6 million at June 30, 1999, respectively. The full interest income effect of this loan growth was partially offset by reductions in the average balance of the Bank's securities portfolio and, to a lesser extent, a reduction in the yields received in the securities portfolio.

         Interest Expense. Total interest expense declined $1.7 million or 3.76% in the six months ended June 30, 1999 as compared to the same period in the prior year. Likewise, total interest expense declined $266,000 or 1.18% during the three months ended June 30, 1999 as compared to the same period in the prior year. These declines were driven primarily by reductions in interest expense paid on total deposits which, to an approximate equal extent, were due to both rate and volume declines in the deposit base. Lower interest expense due to depositors was partially offset by higher interest expense due to the FHLB as the Bank utilized FHLB Advances to help fund commercial loan growth in both the six and three month comparative periods.

         Provision for Loan Losses. The Bank established provisions for loan losses of $1.0 million and $450,000 during the six months ended June 30, 1999 and June 30, 1998, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $597,000 and $341,000. The Company's basis for provisions were a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other miscellaneous income. Total noninterest income rose $2.5 million or 37.16% during the six months ended June 30, 1999 as compared to the same period in the prior year. Likewise, total noninterest income rose $748,000 or 19.02% during the three months ended June 30, 1999 as compared to the same period in the prior year. Increases in noninterest income between both the six and three month comparative periods were due to increases in deposit-related income during those periods. Deposit-related income such as NSF fees and other service charges rose $2.1 million or 46.93% and $962,000 or 38.70% during the six and three months comparative periods ended June 30, 1999 and June 30, 1998, respectively. Additionally, the Bank saw an increase in loan fees and service charges in both the six and three month comparative periods ended June 30, 1999. These increases were directly related to the increased origination loan volume and the portfolio acquired in the BankSouth acquisition and related lending activities.

         Noninterest Expense. Total noninterest expense rose $9.6 million or 56.54% during the six months ended June 30, 1999 as compared with the same period in the prior year. Likewise, noninterest expense in the three month period ended June 30, 1999 as compared to the same three month period in the prior year rose $4.5 million or 49.48%. These increases in noninterest expense resulted from additional compensation, benefits, and other noninterest expenses associated with the formation of the new corporate lending unit. During the past 21 months, the Company has strategically refocused its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring 40 experienced commercial lending officers and supporting staff and forming a new corporate lending unit. Additional increases in noninterest expense were due to the additional data processing expenses incurred as a result of the Company's Year 2000 readiness efforts and the additional costs incurred in connection with the acquisition and operation of BankSouth. The acquisition occurred effective September 30, 1998.

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

                                                                Three Months Ended June 30,
                                     ---------------------------------------------------------------------------------
                                                      1999                                      1998
                                     ---------------------------------------   ---------------------------------------
                                                                     Average                                  Average
                                      Average                         Yield/    Average                        Yield/
                                      Balance       Interest           Cost     Balance       Interest          Cost
                                     ----------    ----------        -------   ----------    ----------       -------
                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)               $1,533,152    $   31,672          8.26%   $1,083,483    $   22,369         8.28%
   Securities(2)                        473,088         7,966          6.74%      598,358        10,773         7.22%
   Securities purchased under
     agreements to resell                    --            --            --        58,011           799         5.52%
   Other earning assets(3)               44,224           829          7.50%       66,460         1,084         6.54%
                                     ----------    ----------                  ----------    ----------
     Total interest-earning assets    2,050,464        40,467          7.89%    1,806,312        35,025         7.78%
                                                   ----------        ======                  ----------       ======
Noninterest-earning assets               91,957                                   107,131
                                     ----------                                ----------
     Total assets                    $2,142,421                                $1,913,443
                                     ==========                                ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)         $  333,531    $    2,167          2.61%   $  272,594    $    1,774         2.61%
     Term certificates of deposit     1,175,338        14,562          4.97%    1,256,739        17,119         5.46%
                                     ----------    ----------                  ----------    ----------
       Total interest bearing
         deposits                     1,508,869        16,729          4.45%    1,529,333        18,893         4.96%
   Borrowings:
     FHLB advances                      264,658         3,226          4.89%       90,865         1,328         5.86%
     Securities sold under
       agreements to repurchase
       and other                             --            --            --            --            --           --
     Senior notes                        80,000         2,363         11.81%       80,000         2,363        11.81%
                                     ----------    ----------                  ----------    ----------
       Total interest-bearing
         liabilities                  1,853,527        22,318          4.83%    1,700,198        22,584         5.33%
                                                   ----------        ======                  ----------       ======
Noninterest-bearing liabilities         163,123                                   112,616
                                     ----------                                ----------
       Total liabilities              2,016,650                                 1,812,814
Stockholders' equity                    125,771                                   100,629
                                     ----------                                ----------
       Total liabilities and
         stockholders' equity        $2,142,421                                $1,913,443
                                     ==========                                ==========
Net interest-earning assets          $  196,937                                $  106,114
                                     ==========                                ==========
Net interest income/interest
  rate spread                                      $   18,149          3.06%                 $   12,441         2.45%
                                                   ==========        ======                  ==========       ======
Net interest margin                                                    3.54%                                    2.76%
                                                                     ======                                   ======
Ratio of average interest-
  earning assets to Average
    interest-bearing liabilities                                     110.62%                                  106.24%
                                                                     ======                                   ======

                                                                Six Months Ended June 30,
                                     ------------------------------------------------------------------------------
                                                     1999                                    1998
                                     ---------------------------------------  -------------------------------------
                                                                    Average                                 Average
                                      Average                        Yield/    Average                       Yield/
                                      Balance      Interest           Cost     Balance      Interest          Cost
                                     ----------   ----------        -------   ----------   ----------       -------
                                                                 (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)               $1,477,509   $   61,420          8.31%   $1,068,345   $   44,898         8.47%
   Securities(2)                        499,344       16,458          6.59%      546,191       19,658         7.26%
   Securities purchased under
     agreements to resell                    --           --            --       141,902        3,947         5.61%
   Other earning assets(3)               57,953        1,789          6.17%       60,887        2,013         6.67%
                                     ----------   ----------                  ----------    ----------
     Total interest-earning assets    2,034,806       79,667          7.83%    1,817,325       70,516         7.82%
                                                  ----------        ======                  ----------      ======
Noninterest-earning assets               91,834                                  108,775
                                     ----------                               ----------
     Total assets                    $2,126,640                               $1,926,100
                                     ==========                               ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)         $  328,961   $    4,267          2.62%   $  270,884   $    3,554         2.65%
     Term certificates of deposit     1,188,775       29,646          5.03%    1,285,923       34,845         5.46%
                                     ----------   ----------                  ----------    ----------
       Total interest bearing
         deposits                     1,517,736       33,913          4.51%    1,556,807       38,399         4.97%
   Borrowings:
     FHLB advances                      242,737        5,850          4.86%       84,323        2,837         6.78%
     Securities sold under
       agreements to repurchase
       and other                              3           --            --            --          251           --
     Senior notes                        80,000        4,726         11.81%       80,000        4,740        11.81%
                                     ----------   ----------                  ----------    ----------
       Total interest-bearing
         liabilities                  1,840,476       44,489          4.87%    1,721,130       46,227         5.42%
                                                  ----------        ======                  ----------      ======

Noninterest-bearing liabilities         163,171                                 108,732
                                     ----------                              ----------
       Total liabilities              2,003,647                               1,829,862
Stockholders' equity                    122,993                                  96,238
                                     ----------                              ----------
       Total liabilities and
         stockholders' equity        $2,126,640                              $1,926,100
                                     ==========                              ==========
Net interest-earning assets          $  194,330                              $   96,195
                                     ==========                              ==========
Net interest income/interest
  rate spread                                      $   35,178          2.96%                $   24,289         2.40%
                                                   ==========        ======                 ==========       ======
Net interest margin                                                    3.46%                                   2.70%
                                                                     ======                                  ======
Ratio of average interest-
  earning assets to Average
    interest-bearing liabilities                                     110.56%                                 105.59%
                                                                     ======                                  ======

-------------------------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.
(2) Includes all securities classified as available for sale, including the market valuation accounts.
(3) Includes cash and due from banks, interest-bearing deposits, and Federal Home Loan Bank of Topeka and Federal Reserve Bank stock.
(4)  Includes interest-bearing demand, passbook, NOW and money market accounts.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1999, based on the information and assumptions set forth in the notes below:


                                                                           More Than
                                             Three to       More Than     Three Years
                            Within Three      Twelve       One Year to      to Five       Over Five
                               Months         Months       Three Years       Years          Years         Total
                            -------------- -------------- -------------- -------------- ------------  ---------------
                                                             (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)        $  530,948     $  260,670     $  309,484     $  270,791     $ 206,597     $1,578,490
   Securities(3)                 212,047         69,080        100,727         65,149        45,797        492,800
   Other interest-earning
     Assets(4)                    55,989          3,783              -              -             -         59,772
                              ----------     ----------     ----------     ----------     ---------     ----------
         Total                $  798,984     $  333,533     $  410,211     $  335,940     $ 252,394     $2,131,062
                              ==========     ==========     ==========     ==========     =========     ==========

Interest-bearing
liabilities:
   Deposits(5):
    Money market and NOW
      accounts                $   33,696     $   36,141     $   65,629     $   39,917     $  72,988     $  248,371
    Passbook accounts              2,719          8,157         17,418         12,903        36,878         78,075
    Certificates of deposit      419,791        500,011        214,668         25,092           798      1,160,360

   Borrowings:
    FHLB advances(6)             260,486         25,000         25,000         40,000            32        350,518
    Senior Notes                       -              -              -              -        80,000         80,000
                              ----------     ----------     ----------     ----------     ---------     ----------
         Total                $  716,692     $  569,309     $  322,715     $  117,912     $ 190,696     $1,917,324
                              ==========     ==========     ==========     ==========     =========     ==========

Excess (deficiency) of
   interest-earning assets
   over interest-bearing
   liabilities                $   82,292     $ (235,776)    $   87,496     $  218,028     $  61,698     $  213,738
                              ==========     ==========     ==========     ==========     =========     ==========

Cumulative excess
   (deficiency) of
   interest-earning
   assets over interest-
   bearing liabilities        $   82,292     $ (153,484)    $  (65,988)    $  152,040     $ 213,738     $  213,738
                              ==========     ===========    ===========    ==========     =========     ==========

Cumulative excess
   (deficiency) of
   interest-earning
   assets over
   interest-bearing
   liabilities as a
   percent of total assets          3.73%          (6.96)%        (2.99)%        6.90%          9.70%         9.70%
                              ==========     ===========    ===========    ==========     ==========    ==========

(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.
(2)      Balances have been reduced for nonaccrual loans.
(3) Does not include unrealized gain on securities classified as available for sale.
(4) Comprised of cash and due from banks, deposits with other banks, Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock.
(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts.
(6) Maturity based on projected call date rather than actual maturity date.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 1999, the Company had $608 million in borrowing capacity with the FHLB, of which $170 million was available under a collateralized line of credit. Borrowings as of that date totaled $351 million with $130 million from the line of credit.

         At June 30, 1999, the Bank had approximately $159.8 million of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded. Certificates of deposit which are scheduled to mature within one year totaled $419.8 million at June 30, 1999, and borrowings which are scheduled to mature or reprice within the same period amounted to $285.5 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         As of March 1, 1998, the Company began making interest payments on its Senior Notes. The Senior Notes have an annual debt service requirement of $8.8 million (or $4.4 million for each semi-annual period). The Company anticipates that it will have sufficient funds available to meet the annual debt service requirement.

         Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the FRB. The guidelines are commonly known as Risk-Based Capital Guidelines.

         On June 30, 1999, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 8.0%, a Tier I risk-based capital ratio of 6.7% and a leverage ratio of 4.8%.

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

YEAR 2000 COMPLIANCE

         The Year 2000 could have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company had substantially completed its reprogramming as of December 31, 1998 and testing efforts were complete as of June 30, 1999. Further validation through testing will be continued throughout calendar year 1999.

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

         Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to business-critical Company vendors and large commercial borrowers to certify that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that business-critical vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans have been developed. Furthermore, large commercial borrowers have been contacted regarding the potential business risks associated with the Year 2000 issue, and they have responded affirmatively as to their awareness. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

         The Company has completed an assessment of the Year 2000 compliance status of all its information technology and non-information technology equipment and will continue to address the Year 2000 compliance of such equipment.

         Testing and remediation of all of the Company's systems and applications is expected to incrementally cost approximately $500,000 in 1999, excluding costs of Company employees involved in Year 2000 compliance activities. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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


PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is subject to various legal actions and complaints. In its Annual Report on Form 10-K for the year ended December 31, 1998, the Company disclosed legal proceedings between the Bank and the Federal Deposit Insurance Corporation and between the Company and its former shareholders. No material developments have occurred in either of those legal proceedings since the Annual Report. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on May 26, 1999. At this meeting proxies were solicited under Regulation 14a of the Securities and Exchange Act of 1934. Total shares issued and outstanding entitled to vote at the meeting was 20,537,209. A total of 19,032,507 shares were represented by shareholders in attendance or by proxy, representing a quorum. The following matters were voted upon with the votes indicated:


                                            VOTES          VOTES                        BROKER
                                             FOR          AGAINST        ABSTAINED     NONVOTES
                                        -------------   ------------  --------------  -------------
Approval of the Local Financial
   1998 Stock Option Plan                  11,982,210    3,476,524        46,830       3,526,943

Ratification of the selection of
   KPMG, LLP, as independent auditors
   of the Company for the year ending
   December 31, 1999                       19,012,507       17,000         3,000               0


         At the same meeting, shareholders elected three directors, each to serve for a term of three years:


                                            VOTES          VOTES                    BROKER
    DIRECTOR                TERM             FOR          AGAINST     ABSTAINED    NONVOTES
--------------------      --------        ----------      -------     ---------    --------
Andrew M. Coats           3 years         19,032,007         0           500           0
George P. Nigh            3 years         19,032,007         0           500           0
Kenneth W. Townsend       3 years         19,032,007         0           500           0

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         27       Financial Data Schedule

         b.       Reports on Form 8-K

         On April 1, 1999, the Company filed a Form 8-K covering a press release, dated March 24, 1999, announcing the consolidation of Local Federal Bank, F.S.B., and Local America Bank of Tulsa, F.S.B., into one statewide banking entity operating under the name of Local Oklahoma Bank, F.S.B.

         On April 28, 1999, the Company filed a Form 8-K covering a press release, dated April 27, 1999, announcing the Company's first quarter earnings.

         On May 18, 1999, the Company filed a Form 8-K covering a press release, dated May 11, 1999, announcing the conversion of its operating subsidiary, Local Oklahoma Bank, F.S.B., from a Federal Savings charter to a National Bank charter.

         On May 28, 1999, the Company filed a Form 8-K covering a press release, dated May 26, 1999, announcing an agreement for Local Oklahoma Bank, N.A., to acquire Guthrie Savings, Inc., the parent company of Guthrie Federal Savings Bank.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LOCAL FINANCIAL CORPORATION


Date:         August 11, 1999                By:  /s/ Edward A. Townsend
                                                ------------------------
                                                Edward A. Townsend
                                                Chairman of the Board
                                                Chief Executive Officer


                                             LOCAL FINANCIAL CORPORATION


Date:         August 11, 1999                By:  /s/ Richard L. Park
                                                ---------------------
                                                Richard L. Park
                                                Chief Financial Officer

                                   FORM 10-Q
                               INDEX TO EXHIBITS


EXHIBIT              DESCRIPTION
-------              -----------
  27              Financial Data Schedule