Form 10-Q
period 1999-09-30
LOCAL FINANCIAL CORP /NV
filed 1999-11-15
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     65-0424192
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

         3601 N.W. 63RD, OKLAHOMA CITY, OK                       73116
         ---------------------------------                     ---------
         (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code:   (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of November 15, 1999 were as follows:

                                NUMBER OF SHARES
                          -----------------------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  September 30, 1999 (unaudited) and December 31, 1998........1

                  Consolidated Statements of Operations-
                  For the Three Months and Nine Months Ended
                  September 30, 1999 and 1998 (unaudited).....................2

                  Consolidated Statements of Cash Flows-
                  For the Nine Months Ended September 30, 1999 and 1998
                  (unaudited).................................................3

                  Notes to Consolidated Financial Statements..................4

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................7

     Item 3.      Quantitative and Qualitative Disclosures about Market
                  Risk.......................................................15

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings..........................................15

     Item 6.      Exhibits and Reports on Form 8-K...........................16

Signatures        ...........................................................18

Index to Exhibits ...........................................................19

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                          September 30, 1999  December 31, 1998
                                                                          ------------------  -----------------
                                                                             (unaudited)
                                ASSETS
Cash and due from banks                                                     $    48,616          $    27,180
Interest bearing deposits with other banks                                        3,100               27,700
Securities available for sale                                                   449,858              570,964
Loans receivable, net of allowance for loan losses of $28,530 at
   September 30, 1999 and $27,901 at December 31, 1998                        1,642,058            1,362,272
Federal Home Loan Bank of Topeka stock
   and Federal Reserve Bank stock, at cost                                       29,216               42,693
Premises and equipment, net                                                      30,571               23,959
Assets acquired through foreclosure and repossession, net                           705                  693
Intangible assets, net                                                           16,513               17,843
Deferred tax asset, net                                                          12,364               10,959
Current income taxes receivable                                                   2,198               18,291
Other assets                                                                     26,644               26,425
                                                                            -----------          -----------

       Total assets                                                         $ 2,261,843          $ 2,128,979
                                                                            ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                 $   435,288          $   379,796
     Savings                                                                     73,689               74,963
     Time                                                                     1,215,714            1,213,315
                                                                            -----------          -----------

       Total deposits                                                         1,724,691

Advances from the Federal Home Loan Bank of Topeka                              302,894              220,033
Senior notes                                                                     76,750               80,000
Other liabilities                                                                32,739               42,066
                                                                            -----------          -----------

       Total liabilities                                                      2,137,074            2,010,173
                                                                            -----------          -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,537,269 shares issued and 20,537,209 shares outstanding at
     September 30, 1999 and December 31, 1998                                       205                  205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                --                   --
   Additional paid-in capital                                                   206,758              206,758
   Retained earnings                                                             66,438               50,197
   Treasury stock, 60 shares, at cost                                          (151,274)            (149,436)
   Accumulated other comprehensive income                                         2,642               11,082
                                                                            -----------          -----------

       Total stockholders' equity                                               124,769              118,806
                                                                            -----------          -----------

       Total liabilities and stockholders' equity                           $ 2,261,843          $ 2,128,979
                                                                            ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                      -----------------------------  ---------------------------
                                                          1999            1998           1999           1998
                                                      ------------    -------------  ------------   ------------
Interest and dividend income:
   Loans                                               $     33,868   $     23,754   $     95,288   $     68,652
   Securities available for sale                              9,100         11,572         25,558         31,230
   Federal Home Loan Bank of Topeka
     and Federal Reserve Bank stock                             492            918          1,701          2,659
   Other investments                                            148            142            728          4,361
                                                       ------------   ------------   ------------   ------------
Total interest and dividend income                           43,608         36,386        123,275        106,902
                                                       ------------   ------------   ------------   ------------

Interest expense:
   Deposit accounts                                          16,936         17,797         50,849         56,196
   Advances from the Federal Home Loan Bank of Topeka         5,257          2,187         11,107          5,024
   Securities sold under agreements to repurchase                --             --             --            251
   Notes payable                                              2,333          2,367          7,059          7,107
                                                       ------------   ------------   ------------   ------------
Total interest expense                                       24,526         22,351         69,015         68,578
                                                       ------------   ------------   ------------   ------------

Net interest and dividend income                             19,082         14,035         54,260         38,324
   Provision for loan losses                                   (500)          (500)        (1,500)          (950)
                                                       ------------   ------------   ------------   ------------
Net interest and dividend income after provision for
   loan losses                                               18,582         13,535         52,760         37,374
                                                       ------------   ------------   ------------   ------------


Noninterest income:
   Deposit related income                                     3,415          2,495          9,987          6,968
   Loan fees and loan service charges                           719            546          2,079          1,438
   Net gains on sale of assets                                  356            176            902            535
   Other                                                        231            335            815          1,218
                                                       ------------   ------------   ------------   ------------
Total noninterest income                                      4,721          3,552         13,783         10,159
                                                       ------------   ------------   ------------   ------------

Noninterest expense:
   Compensation and employee benefits                         7,155          4,466         21,077         12,096
   Deposit insurance premiums                                   200            332            679          1,015
   Equipment and data processing                              1,675            968          4,372          2,505
   Occupancy                                                  1,076            743          3,007          2,061
   Advertising                                                  405            546          1,063          1,368
   Professional fees                                            697            433          1,871          1,398
   Other                                                      3,107          2,201          8,723          6,160
                                                       ------------   ------------   ------------   ------------
Total noninterest expense                                    14,315          9,689         40,792         26,603
                                                       ------------   ------------   ------------   ------------

Income before income taxes and extraordinary item             8,988          7,398         25,751         20,930

   Provision for income taxes                                 3,251          2,673          9,328          7,431
                                                       ------------   ------------   ------------   ------------

Income before extraordinary item                              5,737          4,725         16,423         13,499

Extraordinary item - purchase and retirement of
   senior notes, net of tax                                    (182)            --           (182)            --
                                                       ------------   ------------   ------------   ------------

Net income                                             $      5,555   $      4,725   $     16,241   $     13,499
                                                       ============   ============   ============   ============

Earnings per share:
   Income before extraordinary item
     Basic                                             $       0.28   $       0.23   $       0.80   $       0.66
                                                       ============   ============   ============   ============
     Diluted                                           $       0.28   $       0.23   $       0.80   $       0.66
                                                       ============   ============   ============   ============

   Net income
     Basic                                             $       0.27   $       0.23   $       0.79   $       0.66
                                                       ============   ============   ============   ============
     Diluted                                           $       0.27   $       0.23   $       0.79   $       0.66
                                                       ============   ============   ============   ============

Average shares outstanding
     Basic                                               20,537,209     20,537,209     20,537,209     20,396,141
                                                       ============   ============   ============   ============
     Diluted                                             20,537,209     20,620,627     20,537,209     20,560,292
                                                       ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Nine Months Ended September 30,
                                                                               --------------------------------
                                                                                   1999                1998
                                                                               ------------        ------------
                                                                                        (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                                                     $    16,241         $    13,499
Adjustments to reconcile net income to net cash provided by operating activities-
   Provisions for losses on loans                                                    1,500                 950
   Deferred income tax expense                                                       9,230               8,436
   Accretion of discounts on loans acquired                                         (1,075)             (2,008)
   Net amortization (accretion) of premium on securities available for              (2,472)             (3,943)
    sale
   Depreciation and amortization                                                     3,033               2,336
   Net change in loans held for sale                                                11,416               4,943
   Net gain on sale of assets                                                         (902)               (535)
   Stock dividends received from Federal Home Loan Bank                             (1,613)             (2,659)
   Change in other assets                                                            7,944              21,858
   Change in other liabilities                                                     (14,144)             (2,927)
                                                                               -----------         -----------

       Net cash provided by operating activities                                    29,158              39,950
                                                                               -----------         -----------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                            152,814              37,499
   Proceeds from principal collections on securities available for sale            215,738             147,174
   Purchases of securities available for sale                                     (257,849)           (226,357)
   Purchases of repurchase agreements                                                   --          (1,139,462)
   Proceeds from maturity of repurchase agreements                                      --           1,317,462
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock               (4,318)                 --
   Proceeds from the sale of Federal Home Loan Bank stock                           19,408                  --
   Change in loans receivable, net                                                (291,604)            (96,247)
   Proceeds from disposal of assets acquired through foreclosure and                 1,118                 382
    repossession
   Purchases of premises and equipment                                              (9,109)             (2,922)
   Proceeds from sales of premises and equipment                                       435                  35
   Cash acquired in acquisition of Green Country Banking Corporation                    --               2,512
   Cash paid in acquisition of BankSouth Corporation, net of cash and cash
     Equivalents received                                                               --             (12,288)
                                                                               -----------         -----------

       Net cash provided (absorbed) by investing activities                       (173,367)             27,788
                                                                               -----------         -----------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                   54,218               7,494
   Change in time deposits                                                           2,399            (163,145)
   Proceeds from advances from the Federal Home Loan Bank                          509,783             869,415
   Repayments of advances from the Federal Home Loan Bank                         (426,922)           (787,607)
   Payment of liability assumed from Green Country Banking Corporation                  --              (3,162)
   Change in advances by borrowers for taxes and insurance                           4,817               4,078
   Principal payments of senior notes                                               (3,250)                 --
                                                                               -----------         -----------

       Net cash provided (absorbed) by financing activities                        141,045             (72,927)
                                                                               -----------         -----------

Net change in cash and cash equivalents                                             (3,164)             (5,189)

Cash and cash equivalents at beginning of period                                    54,880              54,152
                                                                               -----------         -----------

Cash and cash equivalents at end of period                                     $    51,716         $    48,963
                                                                               ===========         ===========

Supplemental disclosures of cashflow information:
   Cash paid (received) during the period for:
     Interest                                                                  $    70,167         $    61,687
                                                                               ===========         ===========
     Income taxes                                                              $   (11,857)        $   (11,405)
                                                                               ===========         ===========

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure and               $     1,130         $       620
                                                                               ===========         ===========
repossession
   Transfers from other assets to treasury stock                               $     1,838         $        --
                                                                               ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                    September 30, 1999 and December 31, 1998

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

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost:

                                             September 30, 1999    December 31, 1998
                                             ------------------    -----------------
                                                    (Dollars in Thousands)
Residential real estate loans                  $   349,266            $   344,565

Commercial                                       1,166,033                927,682

Held for sale                                        4,772                 16,188

Consumer loans                                     150,517                101,738
                                               -----------            -----------

                  Total loans                    1,670,588              1,390,173
Less:
     Allowance for loan losses                     (28,530)               (27,901)
                                               -----------            -----------

                  Loans receivable, net        $ 1,642,058            $ 1,362,272
                                               ===========            ===========

(3)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows:

                       September 30, 1999              December 31, 1998
               --------------------------------------- -----------------
                               Weighted                     Weighted
                               Average                      Average
                 Balance   Contractual Rate  Balance    Contractual Rate
               ----------- ---------------- ---------- -----------------
                              (Dollars in Thousands)
Variable rate  $   172,863          5.44%   $        --            --
Fixed rate         130,031          5.06        220,033          4.77%
               -----------   -----------    -----------   -----------

               $   302,894          5.27%   $   220,033          4.77%
               ===========   ===========    ===========   ===========

         Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities and interest bearing deposits which are not already pledged or encumbered.

         Scheduled principal repayments to the FHLB at September 30, 1999 are as follows (dollars in thousands):

                                                                 WEIGHTED
                                                                  AVERAGE
                YEAR ENDING DECEMBER 31,         AMOUNT       CONTRACTUAL RATE
                                              -----------     ----------------
           1999                               $    32,863             5.90%
           2000                                    50,000             5.36
           2001                                         -                -
           2002                                    40,000             6.26
           2003 and thereafter                    180,031             4.92
                                              -----------

                                              $   302,894             5.27%
                                              ===========        =========

(4)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended September 30, 1999 and 1998 consists of:

                                                  Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                               ---------------------- ---------------------
                                                  1999        1998       1999       1998
                                               ----------  ---------- ---------   ---------
                                                         (Dollars in Thousands)
Net income                                      $  5,555   $  4,725    $ 16,241   $ 13,499

Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities,
       net of reclassification adjustment         (4,745)     6,995      (8,440)     7,807
                                                --------   --------    --------   --------

Comprehensive income                            $    810   $ 11,720    $  7,801   $ 21,306
                                                ========   ========    ========   ========

(5)      NET INCOME PER SHARE

         Stock options and warrants to purchase 2,089,005 shares of common stock were outstanding as of September 30, 1999, but were not included in the computation of diluted net income per share because they are antidilutive.

(6)      SENIOR NOTES

         During the third quarter of 1999, the Company purchased and retired $3.25 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. As a result, there is an extraordinary item charge to income amounting to $182,000, net of tax.

(7)      SEGMENTS

         The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, National Association, a national banking association (the "Bank"). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the third quarter, the Company continued the strategic growth initiatives which increased its commercial and consumer lending and expects further increases in those areas. Also, during the third quarter, the Bank received approval from the Office of Comptroller of the Currency for the merger of Guthrie Federal Savings Bank, a federally chartered stock savings bank in Guthrie, Oklahoma ("Guthrie Federal"), with the Bank being the surviving entity. The merger was effective October 15, 1999. Guthrie Federal had assets, deposits and shareholders' equity of $50.0 million, $35.0 million and $7.0 million, respectively, as of September 30, 1999. This acquisition was accounted for under the purchase method of accounting in which the purchase price was allocated to the net assets acquired based upon their fair market values at the date of acquisition.

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

         Please do not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form S-1, as amended April 30, 1999, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1998 TO SEPTEMBER 30, 1999

         During the nine months ended September 30, 1999, total assets increased $132.9 million or 6.24%. The $132.9 million increase was due primarily to growth in the Bank's loan portfolio. This loan growth, funded principally by paydowns in the Bank's securities portfolio as well as FHLB advances, occurred most significantly in the Bank's commercial and consumer loan portfolios where loan balances during the nine months ended September 30, 1999 rose $238.3 million or 25.7% and $48.8 million or 48.0%, respectively.

         Total liabilities increased for the nine months ended September 30, 1999, primarily due to increases in FHLB advances and demand deposits which increased $82.9 million or 37.7% and $55.5 million or 14.6%, respectively. During the third quarter, the Company purchased and retired $3.25 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. This move will reduce future interest costs associated with those notes.

         Total stockholders' equity increased $6.0 million during the nine months ended September 30, 1999 which represented net income during the period of $16.2 million adjusted for an $8.4 million decline in unrealized holding gains on securities net of tax as well as a $1.8 million increase in Treasury Stock resulting from settlement of outstanding litigation against the former stockholders of the Company which represented an adjustment to the September 1997 price paid to redeem the previous owners' shares.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998.

         Net Income. The Company reported income before extraordinary item of $16.4 million or $0.80 basic earnings per share for the nine months ended September 30, 1999 (based on 20.5 million average shares outstanding), compared to net income of $13.5 million or $0.66 basic earnings per share (based on 20.4 million average shares outstanding) for the nine months ended September 30, 1998. Likewise, net income rose during the comparative three-month periods ended September 30, 1999 and 1998 rising from $4.7 million or $0.23 basic earnings per share for the three months ended September 30, 1998 to $5.7 million before extraordinary item or $0.28 basic earnings per share for the three months ended September 30, 1999 (based on 20.5 million average shares outstanding). The extraordinary item charge to income amounting to $182,000, net of tax, occurred in the third quarter as a result of the Company's purchase and retirement of $3.25 million of Senior Notes.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $54.3 million in the nine months ended September 30, 1999 as compared to $38.3 million during the same period in the prior year. Similarly, net interest and dividend income totaled $19.1 million in the three months ended September 30, 1999 as compared to $14.0 million during the same period in the prior year. The $16.0 million and $5.1 million increases in net interest and dividend income during the comparative nine and three month periods ended September 30, 1999, respectively, were due primarily to the increases in the Company's total interest earning assets which outpaced a similar increase in total interest-bearing liabilities coupled with the declining costs of those liabilities.

         During both the nine and three month comparative periods ended September 30, 1999 and September 30, 1998, the average yield of the Company's interest-earning assets remained relatively stable while the average cost of the Company's interest-bearing liabilities decreased resulting in a rise in the Company's interest rate spread from 2.48% to 2.99% during the nine month comparative periods and 2.65% to 3.07% during the three month comparative periods. Accordingly, the Company's net interest margin, which is determined by net interest income as a percentage of average total interest-earning assets, increased 65 and 43 basis points, respectively, during the comparative nine and three month periods.

         Interest Income. Total interest and dividend income increased by $16.4 million or 15.3% during the nine months ended September 30, 1999 as compared to the same period in the prior year and rose by $7.2 million or 19.9% during the three months ended September 30, 1999 as compared to the same period in the prior year.

         The increases in interest income during both the nine and three month comparative periods were due primarily to the growth in the Bank's commercial loan portfolio where balances rose from $927.7 million at December 31, 1998 to $1.2 billion at September 30, 1999. The full interest income effect of this loan growth was partially offset by reductions in the average balance of the Bank's securities portfolio and, to a lesser extent, a reduction in the yields received on the securities portfolio.

         Interest Expense. Total interest expense increased $437,000 or 0.6% in the nine months ended September 30, 1999 as compared to the same period in the prior year. Likewise, total interest expense increased $2.2 million or 9.7% during the three months ended September 30, 1999 as compared to the same period in the prior year. These increases were driven primarily by increases in interest expense paid on borrowings from the FHLB as the Bank utilized FHLB Advances to help fund commercial loan growth in both the nine and three month comparative periods.

         Provision for Loan Losses. The Bank established provisions for loan losses of $1.5 million and $950,000 during the nine months ended September 30, 1999 and 1998, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $871,000 and $274,000. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other miscellaneous income. Total noninterest income rose $3.6 million or 35.7% during the nine months ended September 30, 1999 as compared to the same period in the prior year. Likewise, total noninterest income rose $1.2 million or 32.9% during the three months ended September 30, 1999 as compared to the same period in the prior year. Increases in noninterest income between both the nine and three month comparative periods were due to increases in deposit-related income during those periods. Deposit-related income such as NSF fees and other service charges rose $3.0 million or 43.3% and $920,000 or 36.9% during the nine and three months comparative periods ended September 30, 1999 and September 30, 1998, respectively. Additionally, the Company saw an increase in loan fees and service charges in both the nine and three month comparative periods ended September 30, 1999. These increases were directly related to the increased origination loan volume and the portfolio acquired in the BankSouth acquisition and related lending activities.

         Noninterest Expense. Total noninterest expense rose $14.2 million or 53.3% during the nine months ended September 30, 1999 as compared with the same period in the prior year. Likewise, noninterest expense in the three month period ended September 30, 1999 as compared to the same three month period in the prior year rose $4.6 million or 47.7%. These increases in noninterest expense resulted from additional compensation, benefits, and other noninterest expenses associated with the formation of the new corporate lending unit. During the past 2 years, the Company has strategically refocused its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring 41 experienced commercial lending officers and supporting staff and forming a new corporate lending unit. Additional increases in noninterest expense were due to the additional data processing expenses incurred as a result of the Company's Year 2000 readiness efforts, additional costs incurred in connection with the acquisition and operation of BankSouth as well as start-up costs associated with the new Operations Center which became fully functional this quarter.

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

                                                                Three Months Ended September 30,
                                       -------------------------------------------------------------------------
                                                        1999                                 1998
                                       ------------------------------------ ------------------------------------
                                                                   Average                               Average
                                         Average                   Yield/      Average                    Yield/
                                         Balance      Interest      Cost       Balance     Interest       Cost
                                       ----------    ----------    -------   ----------    ----------    -------
                                                                  (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)                 $1,639,659    $   33,868      8.26%   $1,160,814    $   23,754       8.19%
   Securities(2)                          531,559         9,100      6.85%      606,840        11,572       7.63%
   Securities purchased under
     agreements to resell                      --            --        --            --            --         --
   Other earning assets(3)                 29,645           640      8.64%       65,575         1,060       6.41%
                                       ----------    ----------              ----------    ----------
     Total interest-earning assets      2,200,863        43,608      7.93%    1,833,229        36,386       7.87%
                                                     ----------    ======                  ----------     ======
Noninterest-earning assets                 94,170                                91,925
                                       ----------                            ----------
     Total assets                      $2,295,033                            $1,925,154
                                       ==========                            ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)           $  365,515    $    2,660      2.89%   $  269,761    $    1,603       2.36%
     Term certificates of deposit       1,150,450        14,276      4.92%    1,194,305        16,194       5.38%
                                       ----------    ----------              ----------    ----------
       Total interest bearing
         deposits                       1,515,965        16,936      4.43%    1,464,066        17,797       4.82%
   Borrowings:
     FHLB advances                        409,342         5,257      5.10%      155,502         2,187       5.58%
     Securities sold under
       agreements to repurchase and
       other                                   --            --        --            --            --         --
     Senior Notes                          78,251         2,333     11.81%       80,000         2,367      11.81%
                                       ----------    ----------              ----------    ----------
       Total interest-bearing
         liabilities                    2,003,558        24,526      4.86%    1,699,568        22,351       5.22%
                                                     ----------    ======                  ----------     ======

Noninterest-bearing liabilities           166,144                               118,742
                                       ----------                            ----------
       Total liabilities                2,169,702                             1,818,310
Stockholders' equity                      125,331                               106,844
                                       ----------                            ----------
       Total liabilities and
         stockholders' equity          $2,295,033                            $1,925,154
                                       ==========                            ==========

Net interest-earning assets            $  197,305                            $  133,661
                                       ==========                            ==========
Net interest income/interest rate
  spread                                             $   19,082      3.07%                 $   14,035       2.65%
                                                     ==========    ======                  ==========     ======

Net interest margin                                                  3.47%                                  3.04%
                                                                   ======                                 ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                      109.85%                                107.86%
                                                                   ======                                 ======



                                                               Nine Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                                       1999                                   1998
                                    -----------------------------------------------------------------------------
                                                                   Average                                Average
                                      Average                       Yield/      Average                    Yield/
                                      Balance        Interest        Cost       Balance     Interest        Cost
                                    ----------      ----------     -------    ----------   ----------     -------
                                                                 (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)              $1,532,134      $   95,288        8.29%   $1,102,531   $   68,652        8.30%
   Securities(2)                       510,201          25,558        6.68%      567,289       31,230        7.34%
   Securities purchased under
     agreements to resell                   --              --          --        94,082        3,947        5.61%
   Other earning assets(3)              48,412           2,429        6.69%       61,520        3,073        6.68%
                                    ----------      ----------                ----------   ----------
     Total interest-earning assets   2,090,747         123,275        7.86%    1,825,422      106,902        7.83%
                                                    ----------      ======                 ----------      ======
Noninterest-earning assets              92,384                                   101,107
                                    ----------                                ----------
     Total assets                   $2,183,131                                $1,926,529
                                    ==========                                ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)        $  341,299      $    6,924        2.71%   $  272,410   $    5,154        2.53%
     Term certificates of deposit    1,175,862          43,925        4.99%    1,253,801       51,042        5.44%
                                    ----------      ----------                ----------   ----------
       Total interest bearing
         deposits                    1,517,161          50,849        4.48%    1,526,211       56,196        4.92%
   Borrowings:
     FHLB advances                     298,882          11,107        4.97%      108,310        5,024        6.20%
     Securities sold under
       agreements to repurchase and
       other                                 2              --          --            --          251          --
     Senior Notes                       79,300           7,059       11.81%       80,000        7,107       11.81%
                                    ----------      ----------                ----------   ----------
       Total interest-bearing
         liabilities                 1,895,345          69,015        4.87%    1,714,521       68,578        5.35%
                                                    ----------      ======                 ----------      ======
Noninterest-bearing liabilities        164,139                                   112,234
                                    ----------                                ----------
       Total liabilities             2,059,484                                 1,826,755
Stockholders' equity                   123,647                                    99,774
                                    ----------                                ----------
       Total liabilities and
         stockholders' equity       $2,183,131                                $1,926,529
                                    ==========                                ==========

Net interest-earning assets         $  195,402                                $  110,901
                                    ==========                                ==========
Net interest income/interest rate
  spread                                            $   54,260        2.99%                $   38,324        2.48%
                                                    ==========      ======                 ==========      ======

Net interest margin                                                   3.46%                                  2.81%
                                                                    ======                                 ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                       110.31%                                106.47%
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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1999, based on the information and assumptions set forth in the notes below:


                                                                       More Than
                                            Three to    More Than     Three Years
                             Within Three    Twelve    One Year to      to Five     Over Five
                                Months       Months    Three Years       Years        Years       Total
                             ----------   ----------   -----------    ----------   ---------    ----------
                                                       (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)       $  571,634   $  289,762    $  305,408    $  305,311   $  194,801   $1,666,916
   Securities(3)                165,622       38,545       103,209        85,930       52,488      445,794
   Other interest-earning
     assets(4)                   77,149        3,783            --            --           --       80,932
                             ----------   ----------    ----------    ----------   ----------   ----------
         Total               $  814,405   $  332,090    $  408,617    $  391,241   $  247,289   $2,193,642
                             ==========   ==========    ==========    ==========   ==========   ==========

Interest-bearing
liabilities:
   Deposits(5):
    Money market and NOW
      accounts               $  111,684   $   33,515    $   61,145    $   37,411   $   69,117   $  312,872
    Passbook accounts             2,566        7,699        16,439        12,178       34,807       73,689
    Certificates of deposit     451,005      542,521       194,171        27,186          831    1,215,714

   Borrowings:
    FHLB advances(6)            237,863           --        25,000        40,000           31      302,894
    Senior Notes                  1,000           --            --        75,750           --       76,750
                             ----------   ----------    ----------    ----------   ----------   ----------
         Total               $  804,118   $  583,735    $  296,755    $  192,525   $  104,786   $1,981,919
                             ==========   ==========    ==========    ==========   ==========   ==========
Excess (deficiency) of
   interest-earning assets
   over interest-bearing
   liabilities               $   10,287   $ (251,645)   $  111,862    $  198,716   $  142,503   $  211,723
                             ==========   ==========    ==========    ==========   ==========   ==========
Cumulative excess
   (deficiency) of
   interest-earning
   assets over
   interest-bearing
   liabilities               $   10,287   $ (241,358)   $ (129,496)   $   69,220   $  211,723   $  211,723
                             ==========   ==========    ==========    ==========   ==========   ==========
Cumulative excess
   (deficiency) of
   interest-earning
   assets over
   interest-bearing
   liabilities
   as a percent of total
   assets                          0.45%      (10.67)%       (5.73)%        3.06%        9.36%        9.36%
                             ==========   ==========    ==========    ==========   ==========   ==========

(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.
(2)   Balances have been reduced for nonaccrual loans.
(3) Does not include unrealized gain on securities classified as available for sale.
(4) Comprised of cash and due from banks, deposits with other banks, Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock.
(5) Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.
(6)   Maturity based on projected call date rather than actual maturity date.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 1999, the Company had $501 million in borrowing capacity with the FHLB, of which $300 million was available under a collateralized line of credit. Borrowings as of that date totaled $303 million with $33 million from the line of credit.

         At September 30, 1999, the Bank had approximately $174.1 million of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded. Certificates of deposit which are scheduled to mature within one year totaled $993.5 million at September 30, 1999, and borrowings which are scheduled to mature or reprice within the same period amounted to $237.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         As of March 1, 1998, the Company began making interest payments on its Senior Notes. The Senior Notes have an annual debt service requirement of $8.4 million (or $4.2 million for each semi-annual period). The Company anticipates that it will have sufficient funds available to meet the annual debt service requirement.

         Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the FRB. The guidelines are commonly known as Risk-Based Capital Guidelines.

         On September 30, 1999, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 8.24%, a Tier I risk-based capital ratio of 6.98% and a leverage ratio of 4.64%.

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

         Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to business-critical Company vendors and large commercial borrowers to certify that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that business-critical vendors have not provided the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans have been developed. Furthermore, large commercial borrowers have been contacted regarding the potential business risks associated with the Year 2000 issue, and they have responded affirmatively as to their awareness. The Company has made every reasonable effort to assess the Year 2000 readiness of these critical business partners and has created action plans to address the identified risks.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company has one outstanding significant legal proceeding. The pending case is between the Bank and the Federal Deposit Insurance Corporation ("FDIC") and concerns certain claims and liabilities arising out of an assistance agreement (the "Assistance Agreement") which was entered into by the Bank in conjunction with its acquisition of a predecessor institution during 1989 (the "FDIC Case"). Recently, the Company has settled another significant legal proceeding which had been pending between the Company and the two individuals who were formerly the sole stockholders of the Company (the "Selling Stockholders"), with regard to certain claims, liabilities and disputes which had arisen between the Company and the Selling Stockholders with regard to the terms and conditions of the Redemption Agreement entered into in September 1997 ("Redemption Agreement") in connection with the redemption (the "Redemption") of all of their shares of the Company's common stock (the "Redemption Agreement Case"). The Redemption Agreement Case was completely settled and dismissed by the agreement of the Selling Stockholders and the Company pursuant to a settlement agreement executed on August 26, 1999, effective as of May 27, 1999 ("Settlement Agreement"), the essential terms of which are briefly described below.

         FDIC CASE. In the FDIC Case, the Bank filed a lawsuit in 1996 against the United States in which it asserted that the United States had breached the terms of the Assistance Agreement and other related agreements by, among other things, changing certain federal income tax laws that had provided financial assistance and incentives to the Bank in connection with the Assistance Agreement (and possibly certain related agreements). In the lawsuit, the Bank seeks to recover for the loss of these tax benefits and for certain other claims (the "FDIC Claim").

         Under the Assistance Agreement, the FDIC is entitled to receive payments from the Bank for certain portions of tax benefits attributable to the acquired net operating loss carry forwards and other tax benefits which were realized by the Bank from certain items for which assistance was provided to the Bank under the Assistance Agreement. The FDIC has filed a counterclaim against the Bank in the FDIC Case (the "FDIC Counterclaim") claiming that the Bank owes the FDIC a substantial amount of money with regard to the tax benefits realized by the Bank for which it has not paid the FDIC pursuant to the terms of the Assistance Agreement (the "Tax Benefits Payment"). Management, after consultation with legal counsel and based on available proceedings to date, has determined that the Bank will have significant liability to the FDIC with respect to the FDIC Counterclaim. At December 31, 1998, management estimated this liability to be approximately $13.0 million, which has been reserved and is included in other liabilities in the Consolidated Statements of Financial Condition as of June 30, 1999 (the "FDIC Reserve"). As an integral part of the Redemption Agreement, the Company was required by the Selling Stockholders to maintain the FDIC Reserve in that amount.

         Management believes that as of December 31, 1998 the FDIC's estimate of this liability was approximately $23.0 million. Pursuant to the Redemption Agreement, as reaffirmed and amplified in the Settlement Agreement, the Selling Stockholders have agreed to indemnify us with respect to the Tax Benefits Payment under the Assistance Agreement by agreeing to be individually liable for and to fully pay any and all amounts for which we are ultimately found to be liable to the FDIC on the FDIC

Counterclaim for the Tax Benefits Payment which are in excess of the FDIC Reserve. In this regard, the Company deposited $10.0 million of the redemption price to be paid to the Selling Stockholders for the Redemption of their stock into an escrow account to be available for such payment by the Selling Stockholders of the FDIC Counterclaim (the "Escrow"), if necessary. All attorney fees and costs of handling the FDIC Case which are incurred by the Company's counsel in the FDIC Case are also to be paid out of the Escrow.

         SETTLEMENT OF REDEMPTION AGREEMENT CASE. Under the terms of the Settlement Agreement, the Selling Stockholders consented to our reducing the FDIC Reserve on the Company's books to the sum of $7.7 million while confirming their individual liability for and obligation to fully pay any amounts which the Company is ultimately required to pay to the FDIC on the FDIC Counterclaim to the extent such amount exceeds the FDIC Reserve and the Escrow. Since the Selling Stockholders could have liability on the FDIC Counterclaim for the Tax Benefits Payment, the Redemption Agreement, as affirmed by the Settlement Agreement, requires that all actions taken by the Company with regard to the litigation of the FDIC Case be consented to by the Selling Stockholders and that any settlement of the FDIC Case and/or of the FDIC Counterclaim be mutually agreed to by the Company and the Selling Stockholders. However, the Settlement Agreement also authorizes the Selling Stockholders to unilaterally settle the FDIC Case and the FDIC Counterclaim provided they pay the Company, in cash, the full amount of any sum which would be owing to the FDIC on the FDIC Counterclaim in excess of the FDIC Reserve and the Escrow before the Company would become bound by any such settlement. The Settlement Agreement also required that an initial settlement offer be made by the Company's counsel to the FDIC, immediately after the execution thereof, upon terms already agreed to by the Selling Stockholders and the Company. Pursuant to the Settlement Agreement a comprehensive settlement offer was communicated by the Company's counsel to the FDIC in early September 1999. The FDIC has not yet responded to that settlement offer. Resolution of the Redemption Agreement Case permits the Selling Stockholders and the Company to actively pursue a complete settlement of the FDIC Case with the FDIC.

         The Settlement Agreement completely resolved all issues and disputes between the Company and the Selling Stockholders with regard to the Redemption Agreement. The Selling Stockholders and the Company mutually released and discharged each other of any and all claims with regard to the Redemption, or otherwise, except for the continuing respective rights, duties and obligations of the Selling Stockholders and the Company with regard to the FDIC Case which are provided for in the Redemption Agreement, as reaffirmed and supplemented by the terms of the Settlement Agreement. As a consequence of the settlement of the Redemption Agreement Case, the Company's stockholders' equity at September 30, 1999 was reduced in the sum of $1.8 million by an increase to the amount shown under treasury stock on our consolidated statement of financial condition in recognition of the agreed adjustments to the claims, liabilities and disputes which had arisen.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

         27    Financial Data Schedule

         b.    Reports on Form 8-K

         On July 7, 1999, Local Financial Corporation issued a press release announcing its intention to move the listing of its common stock from the AMEX, under the symbol "LO", to the NASDAQ National Market, under the symbol "LFIN", with trading to begin on July 15, 1999.

         On July 27, 1999, Local Financial Corporation issued a press release announcing its second quarter earnings gain.

         On August 26, 1999, Local Financial Corporation issued a press release announcing the filing of a registration statement with the Securities and Exchange Commission for its Trust Preferred Securities Offering of up to $30 million. (As matters developed, the Company decided not to file this registration statement.)

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOCAL FINANCIAL CORPORATION


Date:         November 15, 1999         By /s/ Edward A. Townsend
                                        -------------------------
                                        Edward A. Townsend
                                        Chairman of the Board
                                        Chief Executive Officer


                                        LOCAL FINANCIAL CORPORATION


Date:         November 15, 1999         By /s/ Richard L. Park
                                        ----------------------
                                        Richard L. Park
                                        Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27           Financial Data Schedule