Form 10-K
period 1999-12-31
LOCAL FINANCIAL CORP /NV
filed 2000-03-10
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X    Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange
-----  Act of 1934

                  For the fiscal year ended: December 31, 1999
                                       or
       Transition Report Pursuant to Section 13 or 15(D) of the Securities
-----  Exchange Act of 1934


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
Yes    X    No
    -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 6, 2000, the aggregate value of the 19,962,129 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 575,080 shares held by all directors and executive officers of the Registrant as a group, was approximately $164.7 million. This figure is based on the last known trade price of $8.25 per share of the Registrant's Common Stock on March 6, 2000.

Number of shares of Common Stock outstanding as of March 6, 2000: 20,537,209

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

                           LOCAL FINANCIAL CORPORATION
                                      INDEX


Part I.
      Item 1.     Business
      Item 2.     Properties
      Item 3.     Legal Proceedings
      Item 4.     Submission of Matters to a Vote of Security Holders

Part II.
      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters
      Item 6.     Selected Financial Data
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
      Item 8.     Financial Statements and Supplementary Data
                  Report of Management
                  Report of Independent Auditors
                  Consolidated Statements of Financial Condition--December 31, 1999 and 1998
                  Consolidated Statements of Operations--Years Ended December 31, 1999 and 1998,
                      Six Months Ended December 31, 1997 and Year Ended June 30, 1997
                  Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1999
                      and 1998, Six Months Ended December 31, 1997 and Year Ended June 30, 1997
                  Consolidated Statements of Cash Flows--Years Ended December 31, 1999 and 1998,
                      Six Months Ended December 31, 1997 and Year Ended June 30, 1997
                  Notes to Consolidated Financial Statements
      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III.
      Item 10.    Directors and Executive Officers of the Registrant
      Item 11.    Executive Compensation
      Item 12.    Security Ownership of Certain Beneficial Owners and Management
      Item 13.    Certain Relationships and Related Transactions

Part IV.
      Item 14.    Exhibits, Financial Statement Schedules and Reports on form 8-K

                                     PART I

ITEM 1. BUSINESS

THE COMPANY


          General. Local Financial Corporation ("Local Financial" or the "Company") is the holding company for Local Oklahoma Bank, National Association, ("Local" or the "Bank"). The Company was chartered in 1992 as a Delaware corporation. Local Financial and the Bank are headquartered in Oklahoma City, Oklahoma. In order to accommodate its strategy for growth, the Company converted the Bank from a savings bank to a national banking association on May 11, 1999, and the Company was registered as a bank holding company on that same day. References to the "Bank" or "Local" refer to Local and its subsidiaries on a consolidated basis, as the context requires.

     At December 31, 1999, the Company had consolidated assets of $2.4 billion, substantially all of which is comprised of its 100% ownership interest in the Bank, consolidated liabilities of $2.3 billion, including consolidated deposits of $1.8 billion and consolidated stockholders' equity of $128.3 million.

     The Bank offers a full range of commercial banking products and related financial services through 51 branch offices within the state of Oklahoma. Its offices are primarily located in the State's major metropolitan areas of Oklahoma City, Tulsa and Lawton. The Bank is the third largest Oklahoma-based financial institution in Oklahoma based on deposits at November 18, 1999. Its deposits of $1.8 billion at December 31, 1999, represent approximately five percent of the Oklahoma market.* The Company and/or Local are presently regulated and examined by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "FRB"), and the Federal Deposit Insurance Corporation ("FDIC") and Local's deposit accounts are insured up to applicable limits by the FDIC.

     The Company's executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087.

     New Management. In August 1997, a group led by Mr. Edward A. Townsend, the Company's present Chairman, negotiated a purchase of the Company from the then owners. The Company financed the redemption of the prior owners' interest in the Company through a private placement of $197.0 million of common stock and $80.0 million of senior notes due 2004. The private placement and redemption were closed in September 1997. The Company subsequently registered the common stock and senior notes for public resale, and the common stock and senior notes began publicly trading on April 22, 1998.

     Strategy for Growth. Management believes the ongoing consolidation among financial institutions in Oklahoma has created significant gaps in the ability of large regional and nationwide banks to serve certain customers, primarily the Bank's targeted customer base of small and medium sized businesses (up to $100 million in annual sales), professionals and other individuals. The Bank's business strategy is to provide its customers with the range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management believes that as a result of the Company's strong commitment to highly personalized, relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans and deposits.

----------------

* Information about institutional size and market share are based on data from an independent statistical reporting service based on deposits at November 18, 1999, the most recent data used by the reporting service.

     In pursuit of this strategy, the Bank has shifted its activities from those of a traditional savings and loan to those generally associated with a commercial bank. The Bank has increased its commercial and consumer lending and expects further increases in these areas. To attract and serve its commercial customers, the Bank in 1998 created a new corporate lending unit. To increase consumer lending, the Bank has increased its advertising and made internal changes to standardize credit evaluations and reduce branch response times to customer loan applications. The Bank also has targeted increases in non-interest income, increases in lending activities rather than investing activities, and increases in direct lending rather than indirect lending.

     Local Financial also intends to grow through selective acquisitions. In October 1999, the Company acquired Guthrie Federal Savings Bank in Guthrie, Oklahoma. Through this acquisition, the Company acquired assets of $45.0 million, $37.7 million of liabilities, including $36.7 million of deposits, based on fair value as of the date of acquisition. In February 1998, the Company acquired Green Country Bank, FSB, with three full-service locations in northeastern Oklahoma. In October 1998, the Bank acquired Citizens Bank, with six branch offices including five in Lawton, Oklahoma, which is in southwestern Oklahoma. Through these two 1998 acquisitions, the Company acquired assets of $281.5 million, $270.2 million of liabilities, including $238.7 million of deposits, based on fair values as of the respective acquisition dates. The Company will continue to make selective acquisitions to increase its deposits and branch office locations.

     The prior owners had operated the Bank by emphasizing traditional savings institution products and services, indirect lending such as sub-prime automobile financing, the acquisition of residential mortgage packages, and a wholesale securities portfolio. New management has changed the Bank's activities significantly. Since the change in ownership, management has reduced the level of collateralized mortgage obligations ("CMOs") with interest rate adjustments tied to the 11th District Cost of Funds Index ("COFI"), eliminated all swap and hedging contracts which were used to manage interest rate risk and eliminated the Bank's portfolio of sub-prime, indirect automobile loans. While these measures reduced the Bank's assets by over $1 billion and resulted in substantial losses on the sale and write-down of assets, management believes the Bank's financial condition is greatly improved and it is better positioned for future growth. For the years ended December 31, 1999 and 1998, the first two full years of operations following management's restructuring initiatives, the Bank had net income of $22.0 million and $18.4 million, growth in assets of $252.6 million and $247.6 million and growth in stockholders' equity of $9.5 million and $36.2 million, respectively. See Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

LENDING ACTIVITIES

     General. With the conversion of the Bank from a savings institution to a national bank and a shift in its lending activities, it has focused increasingly on the origination of commercial business loans within the Oklahoma market. The Bank has pursued this market by adding experienced lending officers with strong community ties and banking relationships, many of whom have left regional or national banks in the growing industry consolidation and are attracted by the Bank's relationship-oriented approach. The Bank will continue its historical patterns of originating residential and consumer loans through its own branch network and, in the case of commercial real estate loans, through a network of real estate brokers, mortgage bankers and unaffiliated financial institutions.

     The following table presents information on the Bank's consolidated loan portfolio as of the dates indicated:

                                               December 31,                               June 30,(1)
                                  ----------------------------------------    -----------------------------------------
                                     1999          1998          1997             1997           1996           1995
                                  ------------  ------------  ------------    -----------    ------------   -----------
                                                                 (Dollars in Thousands)
Commercial (2)                   $ 1,183,368    $   927,682    $   646,539    $   627,295    $   594,151    $   485,979
Residential real estate              362,351        344,565        281,565        281,606        280,264        281,986
Consumer                             161,327        101,738         38,717        114,925        146,107         40,408
Held for sale                          6,801         16,188          7,133          1,433            841            830
                                 -----------    -----------    -----------    -----------    -----------    -----------
     Total loans                   1,713,847      1,390,173        973,954      1,025,259      1,021,363        809,203
Less:
     Allowance for loan losses       (28,297)       (27,901)       (20,484)       (11,435)        (3,228)        (4,593)
                                 -----------    -----------    -----------    -----------    -----------    -----------

       Loans receivable, net     $ 1,685,550    $ 1,362,272    $   953,470    $ 1,013,824    $ 1,018,135    $   804,610
                                 ===========    ===========    ===========    ===========    ===========    ===========

-------------------------

(1) The Company and the Bank changed their fiscal year ends from June 30 to December 31 in 1998.

(2) Commercial loans are composed of business loans and commercial real estate loans (which includes loans secured by multi-family residential properties).

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

     Commercial Business Loans. At December 31, 1999 and 1998, the Bank's commercial business loans amounted to $376.6 million and $212.8 million or 22.0% and 15.3%, respectively, of the total loan portfolio. Management believes this lending unit affords the Bank the greatest opportunity for market growth. At June 30, 1997, the Bank had no commercial business loans. The portfolio increase results from the Bank's creation in 1998 of a new corporate lending unit, which had a December 31, 1999, 41 commercial lending officers and supporting staff. The added lending officers have an average of 18 years experience in the banking industry and most have strong community ties and banking relationships.

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

     The Bank imposes an in-house lending limit which is below the statutory lending limit. While the OCC statutory limit is 15% of an institution's unimpaired capital and surplus (or with respect to Bank, approximately $31.6 million at December 31, 1999), management of the Bank generally restricts single loans to $15 million in size, but may have exposure to any single borrower up to the legal lending limit.

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

       Commercial Real Estate Loans. Under prior management, the Bank originated and purchased commercial real estate loans secured by properties located throughout the United States. While new management expects to continue the origination and purchase of commercial real estate and multi-family residential loans throughout the United States, it plans to emphasize the origination and purchase of loans secured by multi-family and commercial real estate located within the State of Oklahoma and surrounding states.

     As of December 31, 1999 and 1998, commercial real estate loans (which include multi-family residential loans) amounted to $806.8 million and $714.9 million or 47.1% and 51.4%, respectively, of the Bank's total loan portfolio. The Bank originates loans directly and through a network of mortgage bankers and correspondent banks throughout the country with whom the Bank has relationships. All originations and purchases undergo a three-step underwriting and evaluation process. First, an initial review of the loan is conducted by the originator to determine conformity to guidelines and consistency with the Bank's lending philosophy. An indication of pricing and terms may be issued in the case of loans which have already been originated. Second, once the indication is accepted by the borrower and a completed application submitted, a detailed underwriting is conducted in which both the originator and the Bank's in-house appraiser conduct an onsite inspection and analysis. Property valuations are performed by the Bank's staff as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank generally requires title, hazard and, to the extent applicable, flood insurance on its security property. Rent rates are analyzed and compared to market rents, reported occupancy is checked against evidence onsite, environmental issues are identified and the appropriate level of investigation is conducted and a final credit write-up is prepared. Finally, the Bank's closing department reviews the totality of work, including completeness of analysis and documentation, title searches, borrower background checks, appraisal and environmental reports and other pertinent data. Only after these three broad steps is a final approval and disbursement made.

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

     Single-Family Residential Real Estate Loans. At December 31, 1999 and 1998, the Bank's single-family residential mortgage loan portfolio amounted to $362.4 million and $344.6 million or 21.1% and 24.8%, respectively, of the total loan portfolio. All of the Bank's single-family residential mortgage loans are secured by properties located in the State of Oklahoma. The majority of the single-family residential loan portfolio consist of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. The single-family residential loan portfolio was originated through a centralized residential loan origination center. The Bank intends to sell virtually all of its new single family loan originations.

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

     Consumer Loans. Consumer loans totaled $161.3 million and $101.7 million or 9.4% and 7.3% of the total loan portfolio as of December 31, 1999 and 1998, respectively, and consisted of home equity loans, deposit secured loans, guaranteed student loans, automobile finance loans and property improvement and personal loans. Local originates consumer loans bearing both fixed and prime-based interest rates, primarily with terms of up to five years, other than second mortgage loans which may have longer terms. Under the Bank's home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 100% at origination (although this is not typical of most loans). Loans are originated directly through the branch network. Management expects increases in the volume of consumer loans and has directed advertising campaigns and new products toward this market segment, as well as making internal changes at the branch level to increase customer responsiveness.

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

     Nonperforming Assets. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are written down when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Nonperforming Assets and Allowances for Loan Losses".

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

     Classified Assets. The Bank adheres to internal procedures and controls to review and classify its assets. All assets are reviewed on a periodic basis. If warranted, all or a portion of any assets exhibiting the characteristics of risk associated with specific classifications are assigned those classifications. To monitor loans and to establish loss reserves, the Bank classifies its assets into the following five categories: pass, special mention, substandard, doubtful, and loss. Under federal regulations, each insured institution must classify its assets on a regular basis. In connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets is a category established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to provide general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

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

     The Bank's allowance for loan loss is assessed on a loan-by-loan basis for all commercial loans and on a portfolio basis for residential and consumer loans based on delinquency status. As described above, each individual commercial loan is assigned a risk classification by the responsible loan manager. Depending upon their risk classification, these loans are placed on a review cycle either annually or quarterly. All loans with risk classifications of substandard or doubtful are reviewed quarterly and all large loans are reviewed at least annually by officers of the loan review department. These officers are independent of the loan origination and underwriting process. During this review, the appropriateness of the assigned risk classification is assessed, giving consideration to numerous factors, including a review of individual borrowers' financial status, credit standing, available collateral and other relevant factors. On a quarterly basis, loss factors are applied to the basic risk classifications to determine the allowance for loan loss. The loss factors are established by management through consideration of historical loss experience and regulatory guidance, as well as other elements likely to cause estimated credit losses to differ from historical losses. Although the risk classification and loss factor process set forth above is used as a discipline in the establishment of the minimum allowance required, it is not a substitute for sound judgment. Prevailing and anticipated economic conditions, portfolio trends and other relevant factors are considered in management's assessment of the overall adequacy of the allowance. These other relevant factors include (i) change in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices, (ii) changes in the nature and volume of the portfolio, (iii) changes in the experience, ability and depth of lending management and staff, (iv) change in the quality of the Bank's loan review system and the degree of oversight by the institution's board of directors, (v) the existence and effect of any concentration of credit and changes in the level of such concentration and (vi) the effect of external factors such as competition on the Bank's current portfolio.

INVESTMENT ACTIVITIES


     The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Bank's Investment Committee. All transactions must be approved by the Asset/Liability Committee and reported to the Board of Directors.

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

     The Bank's mortgage-backed and related securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended (the "Code"), as real estate mortgage investment conduits.

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

     After the Company's purchase in September 1997, new management determined that its CMO portfolio was "other than temporarily impaired" and, in accordance with generally accepted accounting principles ("GAAP"), wrote-down its remaining CMO portfolio by $54.7 million during the six months ended December 31, 1997. In addition, new management further reduced the Bank's securities portfolio, particularly its COFI-based CMOs. See "Business--The Company--Strategy for Growth" and Note 5 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

     Deposits. As of December 31, 1999, the Bank accepted deposits through its 51 branch offices. Deposits are solicited on a regular basis directly through the Bank's customer base and through various advertising media within its market. The Bank offers several savings account and checking account plans to its customers. Among savings account plans, the Bank offers basic savings, short-term and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Bank offers checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, cash management, lock box services and assistance with travelers checks.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank, on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     As of December 31, 1999, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $278.1 million. The following table presents the maturity of these time certificates of deposit at such date:

                                                  December 31, 1999
                                               ----------------------
                                               (Dollars In Thousands)

      3 months or less                              $ 143,722
      Over 3 months through 6 months                   28,682
      Over 6 months through 12 months                  61,146
      Over 12 months                                   44,633
                                                    ---------
                                                    $ 278,183
                                                    =========


     Borrowings. The Bank is a member of the Federal Home Loan Bank System ("the FHLB") and is authorized to apply for secured advances from the FHLB of Topeka. The Bank uses advances from the FHLB to repay borrowings, meet deposit withdrawals and expand its lending and short-term investment activities.

     In a 1997 private placement, the Company issued $80.0 million of senior notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. Unamortized debt issuance costs of approximately $2.9 million at December 31, 1999 were capitalized and are included in other assets as of such date. For additional information, see Note 12 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Segments. The Company operates as one segment. It uses primarily the consolidated financial statements presented herein for purposes of assessing performance and making operating decisions about the Company. Local has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information".

COMPETITION AND THE COMPANY


     As reported by an independent statistical reporting service, Local is currently the third largest Oklahoma-based bank in Oklahoma based on deposits at November 18, 1999. Its deposits represent approximately five percent of the state's deposit market share. Local's operating goal is to provide a broad range of financial services with a strong emphasis on customer service.

     Local has substantial competition in lending funds and attracting and retaining deposits. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. In competing for commercial loans (a targeted growth segment), Local believes that the personal relationships between lending officers and commercial borrowers is a primary factor. Competition for the origination of real estate loans normally comes from other commercial banks, savings and loans, mortgage bankers, finance and insurance companies. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient locations. There is direct competition for deposits from commercial banks, credit unions and savings and loans. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds, credit unions, and corporate and government securities.

     Local expects increased competition. For a variety of reasons including legislative developments relating to interstate branching and the ownership of financial institutions, the consolidation within the financial services industry will likely continue. For Local, this trend means that the number of locally-owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and national banks. While these larger regional and national banks will likely attract the largest Oklahoma businesses (sales over $100 million), Local believes that these large banks are unable to provide the relationship-oriented, customer service that Local provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Bank has been able to compete effectively in its market areas to date, it can offer no assurance that the Bank will continue to do so in the future, especially with the rapid changes occurring within the financial services industry

REGULATION AND SUPERVISION

     The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to Local Financial. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure deposits of banks, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to Local Financial or its subsidiaries may have a material effect on its business.

     General. As a bank holding company, Local Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the FRB. Under the Bank Holding Company Act, bank holding companies generally may not acquire ownership or control of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and those other activities as are determined by the FRB to be closely related to banking. Under newly adopted legislation, certain bank holding companies can elect to become financial holding companies and engage in broader financial activities. See "Recent Legislation" below.

     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by Local Financial and its non-bank subsidiaries from Local (its affiliate insured depository institution), and also limit various other transactions between Local Financial and its non-bank subsidiaries, on the one hand, and Local, on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arm's-length terms.

     Local, as a bank, is subject to extensive supervision, examination and regulation by Federal bank regulatory authorities. Local Financial and its subsidiaries are also affected by the fiscal and monetary policies of the Federal government and the FRB, and by various other governmental requirements and regulations.

     Liability for Local. Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to maintain resources adequate to support the subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of stockholders of a national bank whose capital has become impaired. If a stockholder fails, within three months, to pay that assessment, the board of directors has a duty to sell the stockholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

     Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

   o the default of a commonly controlled FDIC-insured depository institution;
     or

   o any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

     "Default" generally is defined as the appointment of a conservator or receiver and "In Danger of Default" generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Also, if a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

     Capital Requirements. Local Financial is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on Local. For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A depository institution's or holding company's capital, in turn, is divided into three tiers:

   o core, or "Tier 1", capital, which consists primarily of stockholders' equity less certain identifiable intangible assets and certain other assets;

   o supplementary, or "Tier 2", capital, which includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital; and

   o market risk, or "Tier 3", capital, which includes qualifying unsecured subordinated debt.

     Like other bank holding companies, Local Financial currently is required to maintain Tier 1 and "Total Capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 1999, Local Financial met both requirements, with Tier 1 and Total Capital equal to 6.81% and 8.07% of its total risk-weighted assets.

     The FRB, the FDIC and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

     The FRB also requires bank holding companies to maintain a minimum "Leverage Ratio", defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1% to 2% if the bank holding company does not meet these requirements. At December 31, 1999, Local Financial's leverage ratio was 4.71%, which exceeded the minimum leverage ratio to which it was subject.

     The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "Tangible Tier 1 Capital Leverage Ratio", which would deduct all intangibles, and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. Local was in compliance with the applicable minimum capital requirements as of December 31, 1999.

     Failure to meet capital requirements could subject Local to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described immediately below.

     FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized
- and requires Federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well-capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

     As of December 31, 1999, Local was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC's, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

     Dividend Restrictions. Federal and state statutory provisions limit the amount of dividends that Local can pay to Local Financial without regulatory approval. Dividend payments by national banks are limited to the lesser of:

   o the level of undivided profits; and

   o absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

     At December 31, 1999, approximately $44.0 million of the total stockholders' equity of Local was available for payment of dividends to Local Financial, without regulatory approval.

     In addition, Federal bank regulatory authorities have authority to prohibit Local from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon Local's financial condition at the time of the proposed dividend payment, could be deemed to constitute an unsafe or unsound practice. Local's ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

     Deposit Insurance Assessments. The deposits of Local are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF"), which is administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank's capitalization and (2) supervisory evaluations provided to the FDIC by the institution's primary Federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

     Effective January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

     The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation, "FICO", funding. The FDIC established the FICO assessment rates effective October 1, 1999, at $0.01184 per $100 annually for BIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations.

     Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the "Interstate Act", subject to certain concentration limits and other requirements:

   o bank holding companies such as Local Financial, are permitted to acquire banks and bank holding companies located in any state;

   o any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

   o banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of the Interstate Act. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of the Interstate Act.

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Local Financial, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

     In addition, a company is required to obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

     Recent Legislation. On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA"), a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the GLBA to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting,
(2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The GLBA provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The GLBA also contains a number of other provisions that will affect Local Financial's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances will require consent by the consumer before information is allowed to be provided to a third party.

     The GLBA becomes effective on March 11, 2000. In January 2000, the FRB and the OCC issued, respectively, an interim and a proposed rule governing the application process for becoming a financial holding company or a financial subsidiary. These agencies are expected to adopt additional regulations this year for implementation of the GLBA. At this time, Local Financial is unable to predict the impact the GLBA may have upon its or Local's financial condition or results of operations.

     Future Legislation. Changes in U.S. or state laws and regulations relating to banks and other financial institutions can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Local Financial cannot accurately predict whether legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon Local Financial's financial condition or results of operations.

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

     Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves at June 30, 1996 over those established as of June 30, 1988. The amount of the Bank's reserves subject to recapture as of December 31, 1999 amounted to approximately $7.3 million.

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

     At December 31, 1999, the Bank's total federal pre-1988 reserves was approximately $14.7 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

     Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 1999, the Company and its subsidiaries had $3.1 million of alternative minimum tax credits available for carryover.

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

TAXATION--STATE AND LOCAL


     Oklahoma State Taxation. The Company and its subsidiaries, including the Bank, are subject to an annual Oklahoma corporate income tax of 6% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the Oklahoma corporate income tax, the Company and its subsidiaries are subject to an annual Oklahoma franchise tax, which is imposed at a rate of 0.125% on the capital used, invested or employed in Oklahoma, with a maximum franchise tax equal to $20,000 per annum. At December 31, 1999, the Company had approximately $145.2 million of net operating loss carryforwards available for Oklahoma state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013.

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

PERSONNEL

     As of December 31, 1999, the Company (on a consolidated basis) has 716 full-time employees and 121 part-time employees. The employees are not represented by a collective bargaining agreement and the Company believes that it has good relations with its employees.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the FRB; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes (including Year 2000 data systems compliance issues); (vii) acquisitions and integration of acquired businesses;
(viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in the Company's organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

     The following table provides information on the Company's consolidated branch network as of December 31, 1999:

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1999      December 31, 1999
                                 ------------- ----------------- -------------- ---------------- ------------------
                                                                                       (Dollars In Thousands)

OKLAHOMA CITY METRO:

Bethany Office                        Owned           --              2,650         $ 46,414         $     71
7723 N.W. 23rd Street
Bethany, OK 73008

Corporate Headquarters                Owned           --             70,000          178,815            5,633
3601 N.W. 63rd
Oklahoma City, OK 73116

Crown Heights Office                  Owned           --              1,800           22,260              150
4716 North Western
Oklahoma City, OK 73118

Downtown Office                       Leased       $1,358/mo.         1,164           15,324                3
100 West Park Avenue                                5 Years
Oklahoma City, OK 73102                        Expires 01/31/04

Edmond Office                         Leased       $1,530/mo.         2,100           33,469               77
301 South Bryant                                   10 Years
Edmond, OK 73034                               Expires 01/31/03

Santa Fe Office                       Owned             --            3,600            4,464            1,005
412 S. Santa Fe
Edmond, OK 73003

May Avenue Office                     Owned             --           14,090           72,483              345
5701 North May Avenue
Oklahoma City, OK 73112

Midwest City Office                   Owned             --            5,500           88,752              266
414 North Air Depot
Midwest City, OK 73110

Moore Office                          Owned             --            1,500           21,780               61
513 Northeast 12th Street
Moore, OK 73160

Norman Office                         Leased   Rent-See Note (1)      6,000           58,591              615
2403 West Main Street                              10 Years
Norman, OK 73069-6499                          Expires 03/31/05

Penn South Office                     Owned             --            2,650           49,831               50
8700 South Pennsylvania
Oklahoma City, OK 73159

Portland Office                       Owned             --            1,800           40,454              206
1924 North Portland
Oklahoma City, OK 73107

Quail Creek Office                    Owned             --            3,250           36,102              599
12241 North May Avenue
Oklahoma City, OK 73120

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1999      December 31, 1999
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)

Springbrook Office                  Owned             --             5,200        $    43,946       $      302
6233 N.W. Expressway
Oklahoma City, OK 73132

Yukon Office                        Leased        $1,625/mo.         1,500             20,329                0
1203 Cornwell                                      Note (2)
Yukon, OK 73099                                    5 Years
                                               Expires 10/01/04
TULSA:

Downtown Office                     Leased        $2,418/mo          3,400             14,146               38
111 West 5th Street                                Note (3)
Tulsa, OK 74103                                    5 Years
                                               Expires 01/31/04

Harvard Office                      Leased        $2,292/mo          2,500             41,031               64
3332 East 51st Street                              5 Years
Tulsa, OK 74135                                Expires 05/31/03

Hudson Office                       Leased        $5,500/mo.         3,000             23,071               13
5801 East 41st Street                              Note (4)
Tulsa, OK 74135                                    5 Years
                                               Expires 06/30/04

Lewis Office                        Owned             --            14,000             23,146              592
2250 East 73rd Street
Tulsa, OK 74136

Memorial Office                     Leased        $3,430/mo.         3,000             26,425               32
8202 East 71st Street                              5 Years
Tulsa, OK 74133                                Expires 05/31/02

Yale Office                         Leased        $1,300/mo.         2,400             58,411                0
2118 South Yale                                    Note (5)
Tulsa, OK 74114                                    5 Years
                                               Expires 02/28/00
OTHER LOCATIONS:

Ardmore Office                      Owned             --             7,000             40,277              123
313 W. Broadway
Ardmore, OK 73401

Broken Arrow Office                 Leased        $2,020/mo.         3,424             25,051                4
3359 South Elm Place                               3 Years
Broken Arrow, OK 74012                         Expires 05/31/04

Chandler Office                     Owned             --             1,600             16,828              134
1804 East First Street
Chandler, OK 74834

Chickasha Office                    Owned             --             3,143             41,265               96
628 Grand Avenue
Chickasha, OK 73018

Claremore Office                    Owned             --            15,100             50,443              789
1050 Lynn Riggs Blvd.
Claremore, OK 74017

Clinton Office                      Owned             --             2,000             34,451               45
1002 West Frisco
Clinton, OK 73601

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1999      December 31, 1999
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)


Commerce Office                     Owned             --             4,608        $    21,664       $      681
101 N. Mickey Mantle Blvd.
Commerce, OK 74339

Duncan Downtown Office              Owned             --             2,500             44,168               86
1006 West Main Street
Duncan, OK 73533

Duncan North Office                 Owned             --             3,000             26,036               74
2210 North Highway 81
Duncan, OK 73533

Elk City Office                     Owned             --            10,300             51,458              207
200 Broadway
Elk City, OK 73644

Grove Office                        Owned             --             8,300             29,693            1,314
100 East Third
Grove, OK 74344

Guthrie Office                      Owned             --             6,000             35,140            1,094
120 N. Division Street
Guthrie, OK 73044

Lawton Downtown Office              Leased        $5,656/mo.         5,200             79,994                0
1 S. W. 11th Street                                10 Years
Lawton, OK 73501                               Expires 03/31/03

Lawton Mall Office                  Leased        $2,700/mo.         3,400             19,039               86
#10 Central Mall                                   10 Years
Lawton, OK 73501                               Expires 06/30/04

Lawton Financial Centre             Owned             --            25,900             44,222            3,928
6425 NW Cache Road
Lawton, OK 73505

Lawton Lee Blvd.                    Owned             --            12,000             67,512            1,183
1420 West Lee Blvd.
Lawton, OK 73501

Lawton Cache Road Office            Leased        $2,500/mo.         3,000             14,181              111
2601 Cache Road                                    25 Years
Lawton, OK 73505                               Expires 05/31/04

Lindsay Office                      Owned             --             1,200             18,708               16
420 South Main
Lindsay, OK 73052

Miami Office                        Owned             --             7,410             33,640              864
123 East Central
Miami, OK 74354

Monkey Island Office                Leased        $2,400/mo.         3,600              2,562               84
56371 E. Hwy 125                                   5 Years
Monkey Island, OK 74331                        Expires: 06/01/04

Muskogee Office                     Leased        $3,200/mo.         5,000             30,239               19
2401 East Chandler                                 5 Years
Muskogee, OK 74403                             Expires 07/31/03

Owasso Office                       Owned             --             1,100             16,401               81
201 East 2nd Street
Owasso, OK 74055

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/1999      December 31, 1999
                                 ------------- ----------------- -------------- ---------------- ---------------------
                                                                                       (Dollars In Thousands)


Pauls Valley Office                 Owned             --             2,300        $    22,982       $       99
700 West Grant
Pauls Valley, OK 73075

Purcell Office                      Owned             --             3,000             16,491              677
422 West Main
Purcell, OK 73080

Sand Springs Office                 Leased        $2,167/mo.         3,127             40,620               26
800 East Charles Page Blvd.                        10 Years
Sand Springs, OK 74063                         Expires 04/30/03

Springs Village                     Leased        $1,369/mo.         1,642             14,658                2
3973 South Highway 97                              5 Years
Sand Springs, OK 74063                         Expires 05/31/04

Shawnee Office                      Owned             --             2,650             33,061              100
2512 North Harrison
Shawnee, OK 74801

Sulphur Office                      Owned             --             3,000             17,541               69
2009 West Broadway
Sulphur, OK 73086

Sapulpa Office                      Owned             --             2,255             25,588              451
911 East Taft
Sapulpa, OK 74066

Weatherford Office                  Owned             --             3,000             15,183               89
109 East Franklin
Weatherford, OK 73096


-------------------------

(1)  Monthly rent derived as follows: $4,000 (to 03/31/00) and $4,200 (04/01/00 to 03/31/05).

(2)  Monthly rent derived as follows: $1,625 (to 10/01/02) and $1,750 (10/02/02 to 10/01/04).

(3)  Monthly rent derived as follows: $2,418 (from 01/01/99 to 06/30/00); $2,556
     (from 07/01/00 to 12/31/02) and $2,695 (from 01/01/03 to 01/31/04).

(4)  Monthly rent derived as follows: $5,500 (to 06/30/02); $6,000 (07/01/02 to
     06/30/04).

(5)  New lease in progress.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has one outstanding significant legal proceeding. The pending case is between the Bank and the FDIC and concerns certain claims and liabilities arising out of an assistance agreement (the "Assistance Agreement") which was entered into by the Bank in conjunction with its acquisition of a predecessor institution during 1989 (the "FDIC Case"). Recently, the Company has settled another significant legal proceeding which had been pending between the Company and the two individuals who were formerly the sole stockholders of the Company (the "Selling Stockholders"), with regard to certain claims, liabilities and disputes which had arisen between the Company and the Selling Stockholders with regard to the terms and conditions of the Redemption Agreement entered into in September 1997 ("Redemption Agreement") in connection with the redemption (the "Redemption") of all of their shares of the Company's common stock (the "Redemption Agreement Case"). The Redemption Agreement Case was completely settled and dismissed by the agreement of the Selling Stockholders and the Company pursuant to a settlement agreement executed on August 26, 1999, effective as of May 27, 1999 ("Settlement Agreement"), the essential terms of which are briefly described below.

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

     Under the Assistance Agreement, the FDIC is entitled to receive payments from the Bank for certain portions of tax benefits attributable to the acquired net operating loss carry forwards and other tax benefits which were realized by the Bank from certain items for which assistance was provided to the Bank under the Assistance Agreement. The FDIC has filed a counterclaim against the Bank in the FDIC Case (the "FDIC Counterclaim") claiming that the Bank owes the FDIC a substantial amount of money with regard to the tax benefits realized by the Bank for which it has not paid the FDIC pursuant to the terms of the Assistance Agreement (the "Tax Benefits Payment"). Management, after consultation with legal counsel and based on available proceedings to date, has determined that the Bank will have significant liability to the FDIC with respect to the FDIC Counterclaim. At December 31, 1998, management estimated this liability to be approximately $13.0 million, which has been reserved and is included in other liabilities in the Consolidated Statements of Financial Condition as of December 31, 1998 (the "FDIC Reserve"). As an integral part of the Redemption Agreement, the Company was required by the Selling Stockholders to maintain the FDIC Reserve in that amount.

     Management believes that as of December 31, 1999 the FDIC's estimate of this liability was approximately $23.0 million. Pursuant to the Redemption Agreement, as reaffirmed and amplified in the Settlement Agreement, the Selling Stockholders have agreed to indemnify the Bank with respect to the Tax Benefits Payment under the Assistance Agreement by agreeing to be individually liable for and to fully pay any and all amounts for which the Bank is ultimately found to be liable to the FDIC on the FDIC Counterclaim for the Tax Benefits Payment which are in excess of the FDIC Reserve. In this regard, the Company deposited $10.0 million of the redemption price to be paid to the Selling Stockholders for the Redemption of their stock into an escrow account to be available for such payment by the Selling Stockholders of the FDIC Counterclaim (the "Escrow"), if necessary. All attorney fees and costs of handling the FDIC Case which are incurred by the Company's counsel in the FDIC Case are also to be paid out of the Escrow.

     SETTLEMENT OF REDEMPTION AGREEMENT CASE. Under the terms of the Settlement Agreement, the Selling Stockholders consented to the Company reducing the FDIC Reserve on the Company's books to the sum of $7.7 million, which is included in other liabilities in the Consolidated Statements of Financial Condition as of December 31, 1999, while confirming their individual liability for and obligation to fully pay any amounts which the Company is ultimately required to pay to the FDIC on the FDIC Counterclaim to the extent such amount exceeds the FDIC Reserve and the Escrow. Since the Selling Stockholders could have liability on the FDIC Counterclaim for the Tax Benefits Payment, the Redemption Agreement, as affirmed by the Settlement Agreement, requires that all actions taken by the Company with regard to the litigation of the FDIC Case be consented to by the Selling Stockholders and that any settlement of the FDIC Case and/or of the FDIC Counterclaim be mutually agreed to by the Company and the Selling Stockholders. However, the Settlement Agreement also authorizes the Selling Stockholders to unilaterally settle the FDIC Case and the FDIC Counterclaim provided they pay the Company, in cash, the full amount of any sum which would be owing to the FDIC on the FDIC Counterclaim in excess of the FDIC Reserve and the Escrow before the Company would become bound by any such settlement. Pursuant to the Settlement Agreement a comprehensive settlement offer was communicated by the Company's counsel to the FDIC in early September 1999. The FDIC recently responded to that settlement offer requesting more information from the Company's counsel. The Selling Stockholders and the Company will continue to actively pursue a complete settlement of the FDIC Case with the FDIC.

     The Settlement Agreement completely resolved all issues and disputes between the Company and the Selling Stockholders with regard to the Redemption Agreement. The Selling Stockholders and the Company mutually released and discharged each other of any and all claims with regard to the Redemption, or otherwise, except for the continuing respective rights, duties and obligations of the Selling Stockholders and the Company with regard to the FDIC Case which are provided for in the Redemption Agreement, as reaffirmed and supplemented by the terms of the Settlement Agreement. As a consequence of the settlement of the Redemption Agreement Case, the Company's stockholders' equity at December 31, 1999 was reduced in the sum of $1.8 million by an increase to the amount shown under treasury stock on the Company's consolidated statement of financial condition in recognition of the agreed adjustments to the claims, liabilities and disputes which had arisen.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the periods covered by this report.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Local Financial Corporation's common stock (symbol LFIN) is quoted on the Nasdaq National Market System. The following table sets forth the range of high and low closing prices for the period indicated:

                                            Year Ended                        Year Ended
                                         December 31, 1999                 December 31, 1998
                                --------------------------------- ----------------------------------
                                      High               Low            High               Low
                                ----------------- --------------- ----------------- ----------------
         First quarter            $   10.13         $    8.50       $      --         $      --
         Second quarter               10.19              9.25           13.75             12.63
         Third quarter                10.88              8.88           13.06              8.50
         Fourth quarter               10.38              8.13            9.56              6.94

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

                                                     December 31,                                   June 30,
                                     ----------------------------------------------  ----------------------------------------
                                         1999            1998            1997           1997          1996          1995
                                     --------------  --------------  --------------  ------------  ------------  ------------
BALANCE SHEET AND OTHER DATA:
Total assets                         $ 2,381,607     $ 2,128,979     $ 1,881,365     $ 2,625,181   $ 3,278,511   $ 3,264,850
Cash and due from banks                   48,122          27,180          34,152          15,904        13,640        14,497
Loans receivable, net                  1,685,550       1,362,272         953,470       1,013,824     1,018,135       804,610
Securities available for sale            529,230         570,964         518,107         985,565     1,741,725       361,402
Securities and other investments
   held to maturity                           --              --              --         408,207       392,324     1,983,756
Equity securities available for sale          --              --              --              --        11,604        12,287
Nonperforming assets(1)                    7,536           4,270             921          12,570        16,185        10,889
Deposits                               1,848,340       1,668,074       1,602,533       1,644,356     1,602,460     1,577,821
Securities sold under agreements to
   repurchase                                 --              --              --         310,801     1,079,194       779,626
Promissory note payable                       --              --              --           7,010        14,020        21,030
Senior notes payable                      75,250          80,000          80,000              --            --            --
FHLB advances                            302,035         220,033          80,136         531,161       439,011       703,202
Total liabilities                      2,253,313       2,010,173       1,798,740       2,522,552     3,170,452     3,121,631
Stockholders' equity                     128,294         118,806          82,625         102,629       108,059       143,219
Number of full service customer
   facilities                                 51              50              41              41            41            41
Approximate number of full-time
   equivalent employees                      777             694             525             546           536           471

                                                                           Six Months
                                     Years Ended December 31,          Ended December 31,           Years Ended June 30,
                                 ---------------------------------   ----------------------- -----------------------------------
                                    1999       1998       1997         1997         1996        1997         1996       1995
                                 ---------  ----------- ----------   ----------   ---------- -----------  ----------- ----------
                                                        (unaudited)               (unaudited)
OPERATIONS DATA:
Interest and dividend income     $ 168,298  $ 147,204   $ 188,768    $  85,204    $ 119,100  $ 222,664    $ 236,156   $ 214,558
Interest expense                    94,787     92,438     137,022       59,823       92,562    169,761      187,488     162,590
                                 ---------  ---------   ---------    ---------    ---------  ---------    ---------   ---------
Net interest and dividend income    73,511     54,766      51,746       25,381       26,538     52,903       48,668      51,968
Provision for loan losses           (2,000)    (1,450)    (44,272)(2)  (25,578)(2)   (9,734)   (28,428)(2)   (5,117)     (1,157)
                                 ---------  ---------   ---------    ---------    ---------  ---------    ---------   ---------
Net interest income(loss) after
  provision for loan losses         71,511     53,316       7,474         (197)      16,804     24,475       43,551      50,811
Noninterest income (loss)           18,542     14,782    (126,458)(3) (107,149)(3)    2,185    (17,124)(3)   10,316      16,632
Noninterest expense                 55,177     39,407      42,569       22,685       29,372     49,256       35,427      46,460
                                 ---------  ---------   ---------    ---------    ---------  ---------    ---------   ---------
Income (loss) before provision
   (benefit) for income taxes
   and extraordinary item           34,876     28,691    (161,553)    (130,031)     (10,383)   (41,905)      18,440      20,983

Provision (benefit) for income
   taxes                            12,627     10,254     (52,362)     (44,075)      (3,573)   (11,860)       4,872       6,568
                                 ---------  ---------   ---------    ---------    ---------  ---------    ---------   ---------
Income (loss) before
   extraordinary item               22,249     18,437    (109,191)     (85,956)      (6,810)   (30,045)      13,568      14,415

Extraordinary item, net of tax        (257)        --          --           --           --         --           --          --
                                 ---------  ---------   ---------    ---------    ---------  ---------    ---------   ---------

Net income (loss)                $  21,992  $  18,437   $(109,191)   $ (85,956)   $  (6,810) $ (30,045)   $  13,568   $  14,415
                                 =========  =========   =========    =========    =========  =========    =========   =========
Net income (loss) per share:
   Income (loss) before
     extraordinary item:
       Basic (4)                 $    1.08  $    0.90   $   (6.52)   $   (4.76)   $   (0.44) $   (1.95)   $    0.88   $    0.94
                                 =========  =========   =========    =========    =========  =========    =========   =========
       Diluted (4)               $    1.08  $    0.89   $   (6.52)   $   (4.76)   $   (0.44) $   (1.95)   $    0.88   $    0.94
                                 =========  =========   =========    =========    =========  =========    =========   =========
   Net income (loss):
     Basic (4)                   $    1.07  $    0.90   $   (6.52)   $   (4.76)   $   (0.44) $   (1.95)   $    0.88   $    0.94
                                 =========  =========   =========    =========    =========  =========    =========   =========
     Diluted (4)                 $    1.07  $    0.89   $   (6.52)   $   (4.76)   $   (0.44) $   (1.95)   $    0.88   $    0.94
                                 =========  =========   =========    =========    =========  =========    =========   =========


                                         At or For the Years Ended     At or For the Six Months
                                              December 31,              Ended December 31,       At or For the Years Ended June 30,
                                    ---------------------------------- ------------------------  ----------------------------------
                                       1999       1998        1997       1997        1996           1997       1996        1995
                                    ----------- ---------- ----------- ---------- -------------  ---------- ---------- ------------
                                                           (unaudited)            (unaudited)
PERFORMANCE RATIOS(5):
   Return on assets                      0.99%       0.93%     (4.35)%     (3.84)%      (0.21)%     (0.98)%     0.41%      0.43%
   Return on common equity              17.65       17.73    (117.17)    (101.45)       (6.35)     (28.77)     10.00      10.59
   Dividend payout ratio(6)                -           -          -           -            -           -          -          -
   Net interest spread(7)                3.02        2.57       1.91        2.13         1.45        1.57       1.36       1.32
   Net interest margin(8)                3.46        2.91       2.13        2.34         1.62        1.78       1.52       1.59
   Noninterest expense to
     average assets(9)                   2.41        1.90       1.64        0.99         0.87        1.56       1.04       1.36
   Efficiency ratio(10)(11)             58.76       54.61       N/A         N/A         56.14       56.14      57.07      72.75
CAPITAL RATIOS OF THE Company (12):
   Leverage capital                      4.71        N/A        N/A         N/A          N/A         N/A        N/A        N/A
   Core capital                          6.81        N/A        N/A         N/A          N/A         N/A        N/A        N/A
   Total capital                         8.07        N/A        N/A         N/A          N/A         N/A        N/A        N/A
CAPITAL RATIOS OF THE BANK (12):
   Leverage or tangible                  7.93        7.61       6.89        6.89         4.99        5.17       4.94       4.89
   Core                                 11.48        7.63       6.98        6.98         5.07        5.25       5.04       5.03
   Total or risk-based                  12.74       13.08      14.14       14.14        12.59       12.34      12.71      13.22
ASSET QUALITY RATIOS:
   Nonperforming assets to total
     assets at end of period(1)          0.32        0.20       0.05        0.05         0.93        0.48       0.49       0.33
   Nonperforming loans to total
     loans at end of period(1)           0.40        0.26       0.06        0.06         0.82        0.38       0.51       0.38
   Allowance for loan losses to
     total loans at end of period        1.65        2.00       2.09        2.09         0.50        1.10       0.31       0.56
   Allowance for loan losses to
     nonperforming loans at
     end of period(1)                    4.15x       7.80x     32.72x      32.72x        0.56x       2.91x      0.60x      1.48x

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

(4) Net income (loss) per share and dividends per share are based upon the weighted average number of shares outstanding during the period. As a result of the private placement and the redemption transactions described under "Business--The Company--New Management Initiatives", the weighted average number of shares used in the computation of income (loss) per share and dividends per share is 15,400,000 for each of the years in the three-year period ended June 30, 1997 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the years ended December 31, 1999, 1998 and 1997, the weighted average number of shares are 20,537,209, 20,431,698 and 16,754,795, respectively.
     For the six months ended December 31, 1997, the weighted average number of shares is 18,066,000. See also Note 1 of the Notes to Consolidated Financial Statements in Item 5 hereof.

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

(12) The Bank became subject to Office of the Comptroller of the Currency ("OCC") regulatory authority in May 1999. Data presented as of December 31, 1999 is based on OCC regulatory requirements while data as of prior periods is based on Office of Thrift Supervision ("OTS") regulatory requirements. In calculating leverage capital, the OCC uses total average assets while the OTS uses tangible assets. In calculating core capital, the OCC uses risk-weighted assets while the OTS uses adjusted tangible assets. See "Business--Regulation" in Item 1 hereof for information with respect to the Bank's regulatory capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, included in Item 8 hereof.

CHANGES IN FINANCIAL CONDITION

GENERAL


     Local Financial's primary asset is the capital stock of the Bank. In August 1997, a group led by Mr. Edward A. Townsend, the Company's present Chairman, undertook to redeem all of the stock of the Selling Stockholders. The Company financed the redemption through a private placement of $197.0 million of common stock and $80.0 million of senior notes due 2004. The private placement and redemption were closed in September 1997. The Company subsequently registered the common stock and senior notes for public resale, and the common stock and senior notes began publicly trading on April 22, 1998.

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

     In pursuit of new management's growth strategy, the Bank has shifted its activities from those of a traditional savings and loan to those generally associated with a commercial bank. On May 11, 1999, the Bank converted from a savings bank to a national banking association. The Bank has increased its commercial and consumer lending and expects further increases in those areas. The Bank also has targeted increases in non-interest income, increases in lending activities rather than investing activities, and increases in direct lending rather than indirect lending.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1998 TO DECEMBER 31, 1999


     General. In connection with the Bank's charter conversion, the Company filed an application with the FRB to become registered as a bank holding company and was registered as a bank holding company on May 11, 1999.

     On March 31, 1999, the Company completed its merger of Local Federal Bank, FSB, and its subsidiary Local America Bank of Tulsa, FSB, with the merged entity operating under the name Local Oklahoma Bank, FSB.

     On May 26, 1999, the Company announced that the Bank had entered into a definitive agreement to acquire Guthrie Savings, Inc., a Guthrie, Oklahoma bank holding company, for approximately $9.3 million in cash. The merger was effective October 15, 1999. Guthrie Savings, Inc. was the holding company of Guthrie Federal Savings Bank, which had total assets, liabilities, deposits and stockholders' equity of approximately $45.0 million, $37.7 million, $36.7 million and $7.3 million, respectively, as of October 15, 1999. This acquisition was accounted for under the purchase method of accounting in which the purchase price was allocated to the net assets acquired based upon their fair values as of the date of acquisition.

     Excluding the effect of the acquired institution, the Company's total assets, deposits and total liabilities increased $207.6 million or 9.8%, $143.6 million or 8.6% and $205.5 million or 10.2%, respectively, during the period. Stockholders' equity increased $9.5 million or 8.0% from December 31, 1998 to December 31, 1999 as a result of net income during the period and the decrease in accumulated other comprehensive income.

     Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash, cash due from banks and interest-bearing deposits with other banks) amounted to $55.8 million and $54.9 million at December 31, 1999 and December 31, 1998, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. See "--Liquidity and Capital Resources".

     Securities. The Company views the securities available for sale as a source of asset liquidity. Liquidity is derived from this source by receipt of interest and principal payments and prepayments; by the ability to sell these securities at market prices; and by utilizing unpledged securities as collateral for borrowings. Management intends to emphasize lending activities as opposed to investing activities in order to enhance the weighted average yield on its interest-earning assets and thus, its results of operations. Future changes in the securities accounts will be determined by, among other things, liquidity guidelines established by the Company and applicable regulatory rules; pledging requirements to retain public funds; and by the rate at which the Company can grow its loan portfolio through originations.

     The following table sets forth information regarding the carrying and market value of the Company's securities at the dates indicated.

                                                      December 31,                                       June 30,
                        -------------------------------------------------------------------------  ----------------------
                                 1999                     1998                    1997                     1997
                        ------------------------ ----------------------- ------------------------  ----------------------
                         Carrying     Market      Carrying     Market     Carrying      Market      Carrying     Market
                          Value        Value       Value       Value        Value        Value       Value       Value
                        ----------- ------------ ----------- ----------- -----------  -----------  ----------  ----------
                                                             (Dollars in Thousands)
Available for sale:

  U.S. Government
     and agency
     securities         $   21,533  $    21,533  $   39,092  $   39,092  $     6,000  $    6,000   $       --  $       --
  Municipal securities         540          540         965         965           --          --           --          --
  Collateralized
     mortgage
     obligations           494,747      494,747     522,128     522,128      428,876     428,876      957,519     957,519
  Mortgage-backed
     securities             12,410       12,410       8,779       8,779       83,231      83,231       28,046      28,046
                        ----------  -----------  ----------  ----------  -----------  ----------   ----------  ----------

                        $  529,230  $   529,230  $  570,964  $  570,964  $   518,107  $  518,107   $  985,565  $  985,565
                        ==========  ===========  ==========  ==========  ===========  ==========   ==========  ==========
Held to maturity:

  U.S. Government
     and agency
     securities         $       --  $        --  $       --  $       --  $        --  $       --   $   74,119  $   74,219
  Collateralized
     mortgage
     obligations                --           --          --          --           --          --      156,159     149,484
  Mortgage-backed
     securities                 --           --          --          --           --          --      177,929     175,214
                        ----------  -----------  ----------  ----------  -----------  ----------   ----------  ----------

                        $       --  $        --  $       --  $       --  $        --  $       --   $  408,207  $  398,917
                        ==========  ===========  ==========  ==========  ===========  ==========   ==========  ==========


     Loans Receivable. Net loans receivable amounted to $1.7 billion and $1.4 billion at December 31, 1999 and December 31, 1998, respectively. Net loans receivable increased by $323.3 million or 23.7% during the year ended December 31, 1999. Under its new management, the Bank strategically focused its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring 41 experienced commercial lending officers and supporting staff and forming a new corporate lending unit. During 1999, the Bank's total commercial lending portfolio experienced growth of $255.7 million or 27.6%, with virtually all of that growth occurring from loans made in Oklahoma. Much of this growth occurred early in the year as the newly-hired officers moved some of their existing customer relationships to the Bank. Residential real estate loans grew from $344.6 million to $362.4 million, an increase of $17.8 million or 5.2%. The Bank has continued to originate adjustable-rate and 15-year fixed-rate loans for its own portfolio. In addition, consumer loans grew from $101.7 million to $161.3 million, an increase of $59.6 million or 5.9%. Most of this increase was attributable to the Bank heavily promoting its consumer loan products in the media and better utilizing its existing branch locations to originate consumer loans. The Bank also continues to originate and sell a variety of mortgage and consumer loan products. Approximately $61.5 million of loans held for sale were sold during 1999 and the Bank intends to originate and sell even more loans during 2000 as part of a program to control exposure to longer-term interest rate risk and improve profitability of the more labor-intensive lending functions. Management intends to continue its emphasis on lending activities, and consequently, expects its loan portfolio to grow over the next several years. For additional information, see "Business--Lending Activities" in Item 1 hereof and Note 6 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company's total loan portfolio at December 31, 1999, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                         Principal Repayments Contractually Due
                        Total at                               In Years Ended December 31,
                      December 31,   --------------------------------------------------------------------------------
                         1999(1)        2000          2001         2002          2003         2004        Thereafter
                      -------------- ------------ ------------- ------------  ------------ ------------  ------------
                                                          (Dollars in Thousands)

Residential real
  estate              $   362,581    $   30,846   $   20,250    $   19,665    $   20,911   $   20,299    $  250,610

Commercial              1,183,368       202,460      134,338        82,925       147,500      132,195       483,950

Consumer                  167,898        49,328       27,023        23,094        18,122       12,885        37,446
                      -----------    ----------   ----------    ----------    ----------   ----------    ----------

Total(1)              $ 1,713,847    $  282,634   $  181,611    $  125,684    $  186,533   $  165,379    $  772,006
                      ===========    ==========   ==========    ==========    ==========   ==========    ==========

-------------------------

(1) Of the $1.4 billion of loan principal repayments contractually due after December 31, 2000, $776.0 million have fixed rates of interest and $655.0 million have adjustable rates of interest. Commercial, consumer and total loans are presented net of undistributed loan proceeds.


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

     Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) have increased primarily due to the growth in commercial and consumer loans. At December 31, 1999, nonperforming assets amounted to $7.5 million or 0.32% of total assets, as compared to $4.3 million or 0.20% at December 31, 1998.

     The following table presents information on the Company's nonperforming assets at the dates indicated.

                                        December 31,                                   June 30,
                         -------------------------------------------  -------------------------------------------
                             1999           1998           1997           1997           1996           1995
                         -------------  -------------  -------------  -------------  -------------  -------------
                                                         (Dollars in Thousands)

Non-accruing loans         $   5,730      $   2,203      $     626      $   3,508      $   3,794      $   3,107

Accruing loans greater
  than 90 days
  delinquent:                  1,083          1,374             --            415          1,548             --

Foreclosed assets                723            693            295          8,647         10,843          7,782
                           ---------      ---------      ---------      ---------      ---------      ---------

Total nonperforming
  assets                   $   7,536      $   4,270      $     921      $  12,570      $  16,185      $  10,889
                           =========      =========      =========      =========      =========      =========

Total nonperforming assets
  as a percentage
  of total assets               0.32%          0.20%          0.05%          0.48%          0.49%          0.33%
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

     At December 31, 1998, the allowance for loan loss amounted to $27.9 million, representing 2.0% of total loans. The Company's allowance for loan loss rose $396,000 or 1.4% during the year ended December 31, 1999, primarily as a result of the allowance acquired in the acquisition of Guthrie Federal Savings Bank for $340,000.

     During 1999, the Bank continued to focus on commercial loan growth. As a result, the Bank's total loan portfolio grew $323.3 million or 23.7%, with the majority of this growth occurring in the newly formed commercial business lending area as described herein. During 1998 the Company was very successful in its formation of a corporate lending unit focused on commercial business lending within the state of Oklahoma. During 1999, the Bank's commercial business portfolio grew $163.8 million or 50.7% of the total loan portfolio growth. This lending unit was staffed with area lenders with many years of experience and established customer relationships in the Oklahoma market. Many of these relationships were moved to the Bank during 1999 from competitor institutions within the market. To support this function, the Bank added professionals in the credit administration and loan review area to strengthen and expand the Bank's credit policies to accommodate the new array of loan products and services being offered. In light of the magnitude of changes which have occurred in the Bank's loan portfolio and lending staff, there is no assurance that these changes will not result in losses in excess of those historically experienced by this institution.

     The Bank also grew its loan portfolio through an acquisition amounting to $25.1 million or 1.8%. The Bank pays particular attention to the loan portfolios acquired but recognizes that the acquired portfolios are more mature than its own, and therefore, may contain more nonperforming loans.

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

     The following table provides information on the Company's allowance for loan losses as of the dates indicated (Dollars in Thousands):

                                                                                             Six Months Ended
                                                Years Ended December 31,                        December 31,
                                     ------------------------------------------------  -------------------------------
                                          1999            1998             1997             1997            1996
                                     --------------- ---------------  ---------------  --------------- ---------------
                                                                       (unaudited)                      (unaudited)

Balance at beginning of period       $    27,901     $    20,484      $      5,475     $     11,435    $      3,228
   Loans charged off:
     Residential real estate                (314)            (31)               (8)              (5)              -
     Commercial                           (2,397)           (545)              (14)             (14)              -
     Consumer                             (1,142)           (928)          (29,298)         (16,535)         (8,083)
   Recoveries                              1,909             187                57               25             596
                                     -----------     -----------      ------------     ------------    ------------
       Net loans charged off              (1,944)         (1,317)          (29,263)         (16,529)         (7,487)
Allowances acquired                          340           7,284                 -                -               -
Provision for loan losses                  2,000           1,450            44,272           25,578           9,734
                                     -----------     -----------      ------------     ------------    ------------
Balance at end of period             $    28,297     $    27,901      $     20,484     $     20,484    $      5,475
                                     ===========     ===========      ============     ============    ============
Allowance for loan losses to total
   nonperforming loans at end of            4.15x           7.80x            32.72x           32.72x           0.56x
   period                            ===========     ===========      ============     ============    ============
Allowance for loan losses to total
   loans at end of period                   1.65%           2.00%             2.09%            2.09%           0.50%
                                     ===========     ===========      ============     ============    ============

                                                  Years Ended June 30,
                                     ------------------------------------------------
                                          1997             1996            1995
                                     ---------------  --------------- ---------------

Balance at beginning of period       $     3,228      $      4,593    $      3,689
   Loans charged off:
     Residential real estate                  (3)             (143)           (191)
     Commercial                               --            (1,368)             (4)
     Consumer                            (20,290)           (5,026)           (167)
   Recoveries                                 72                55             109
                                     -----------      ------------    ------------
       Net loans charged off             (20,221)           (6,482)           (253)
Allowances acquired                           --                --              --
Provision for loan losses                 28,428             5,117           1,157
                                     -----------      ------------    ------------
Balance at end of period             $    11,435      $      3,228    $      4,593
                                     ===========      ============    ============
Allowance for loan losses to total
   nonperforming loans at end of            2.91x             0.60x           1.48x
   period                            ===========      ============    ============
Allowance for loan losses to total
   loans at end of period                   1.10%             0.31%           0.56%
                                     ===========      ============    ============

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                       December 31,
                          ------------------------------------------------------------------------
                                   1999                    1998                     1997
                          -----------------------  ----------------------  -----------------------
                                      Percent to               Percent                  Percent
                                        Total                     to                       to
                            Amount    Allowance     Amount       Total       Amount       Total
                                                               Allowance                Allowance
                          ----------- -----------  ----------  ----------  -----------  ----------
Residential real estate   $  3,332       11.78%    $  3,311       11.87%   $    412         2.01%

Commercial                  18,963       67.01       18,798       67.37      10,459        51.06

Consumer                     6,002       21.21        5,792       20.76       6,203        30.28

General unallocated             --          --           --          --       3,410        16.65
                          --------    --------     --------    --------    --------     --------

     Total                $ 28,297      100.00%    $ 27,901      100.00%   $ 20,484       100.00%
                          ========    ========     ========    ========    ========     ========


                                                         June 30,
                          ------------------------------------------------------------------------
                                   1997                    1996                     1995
                          ----------------------- -----------------------  -----------------------
                                      Percent to               Percent                 Percent to
                                        Total                     to                     Total
                           Amount     Allowance     Amount       Total       Amount    Allowance
                                                               Allowance
                          ----------  ----------- -----------  ----------  ----------- -----------
Residential real estate   $    427        3.73%   $    407        12.61%   $    411        8.95%

Commercial                   2,836       24.80       2,624        81.29       3,644       79.34

Consumer                     8,172       71.47         197         6.10         538       11.71

General unallocated             --          --          --           --          --          --
                          --------    --------    --------     --------    --------    --------

     Total                $ 11,435      100.00%   $  3,228       100.00%   $  4,593      100.00%
                          ========    ========    ========     ========    ========    ========

     Deposits. At December 31, 1999, deposits totaled $1.85 billion, as compared to $1.67 billion at December 31, 1998. One of the Company's strategies is to promote retail deposit growth as a cost-efficient funding source as well as a source of fee income and cross-selling opportunities. In connection with the acquisition of Guthrie Federal Savings Bank, the Company acquired the branch office and assumed $36.7 million of deposits (as of October 15, 1999). The Company expects to continue to focus on improving its retail deposit franchise. For additional information, see "Business--Sources of Funds--Deposits" in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated.

                                             Years Ended December 31,
                     -------------------------------------------------------------------------            Six Months Ended
                                    1999                                 1998                             December 31, 1997
                     ----------------------------------- -------------------------------------  ------------------------------------
                                               Average                              Average                                Average
                      Average                   Rate       Average                    Rate       Average                    Rate
                      Balance     Interest      Paid       Balance     Interest       Paid       Balance      Interest      Paid
                     -----------  ----------  ----------  -----------  -----------  ----------   ----------   ----------  ----------
                                                                                    (Dollars in Thousands)
Noninterest-
   bearing deposits  $   122,729  $       --        --%   $    72,215  $      --          --%    $    57,778  $        --        --%
Passbook accounts         75,849       2,219      2.93         73,068       2,110       2.89          78,731        1,009      2.56
NOW and money
   market accounts       282,386       7,941      2.81        225,740       4,892       2.17         187,381        2,594      2.77
Term certificates      1,204,661      60,416      5.02      1,253,482      67,741       5.40       1,301,703       37,069      5.70
                     -----------  ----------              -----------  ----------                -----------  -----------

     Total deposits  $ 1,685,625  $   70,576      4.19%   $ 1,624,505  $   74,743       4.60%    $ 1,625,593  $    40,672      5.00%
                     ===========  ==========  ========    ===========  ==========   ========     ===========  ===========  ========


                           Year Ended June 30, 1997
                     --------------------------------------
                                                 Average
                       Average                     Rate
                       Balance      Interest       Paid
                      -----------   ----------   ----------
                            (Dollars in Thousands)

Noninterest-
   bearing deposits  $    52,087   $       --         --%
Passbook accounts         72,441        2,092       2.89
NOW and money
   market accounts       195,606        5,381       2.75
Term certificates      1,329,463       75,618       5.69
                     -----------   ----------

     Total deposits  $ 1,649,597   $   83,091       5.04%
                     ===========   ==========   ========

     Other Assets. Other assets declined by $5.2 million from December 31, 1998 to December 31, 1999, primarily due to the settlement of the $5.0 million receivable from the Selling Shareholders. For additional information, see "Legal Proceedings" in Item 3 hereof and Note 2 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Borrowings. Other than deposits, the Company utilized advances from the Federal Home Loan Bank of Topeka ("FHLB") to fund its operations. Advances from the FHLB increased $82.0 million from December 31, 1998 to December 31, 1999. The increase came as the Company took advantage of favorable rates available at the FHLB to fund earning assets and offset rate-sensitive movement of funds within the deposit portfolio.

     The following table sets forth certain information regarding the short-term borrowings of the Company at or for the dates indicated.

                                                  At or For the Years             At or For the Six     At or For the
                                                  Ended December 31,                    Months               Year
                                                                                  Ended December 31,    Ended June 30,
                                         -------------------------------------- ----------------------- ---------------
                                            1999        1998          1997         1997        1996          1997
                                         ----------- ------------ ------------- ----------- ----------- ---------------
                                                                    (Dollars in Thousands)
FHLB OF TOPEKA ADVANCES:
   Average balance outstanding           $  292,758  $  132,659   $  549,465    $  391,711  $  987,618    $  848,733
   Maximum amount outstanding at any
     month-end during the period            497,178     220,033      874,356       839,347   1,311,735     1,311,735
   Balance outstanding at end of period     302,035     220,033       80,136        80,136     371,612       531,161
   Average interest rate during the            5.09%       5.69%        7.12%         7.09%       6.50%         6.77%
     period
   Average interest rate at end of             5.78%       4.77%        6.06%         6.06%       5.59%         5.73%
     period

SECURITIES SOLD UNDER AGREEMENTS TO PURCHASE
   Average balance outstanding           $       --  $       --   $  161,988    $   55,235  $  567,000    $  418,784
   Maximum amount outstanding at any
     month-end during the period                 --          --      543,683       239,914     942,325       942,315
   Balance outstanding at end of period          --          --           --            --     942,325       310,801
   Average interest rate during the period(1)    --          --         7.31%         7.44%       6.45%         6.73%
   Average interest rate at end of period        --          --           --            --        5.38%         5.55%

-------------------------

(1) Average interest rate during the period reflects the effect of the Company's interest rate swaps.


     Pursuant to the private placement, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. During fiscal 1997, as anticipated in the Purchase Agreement, the Company established an interest reserve account with an independent trustee which contained $8.8 million, sufficient to pay the aggregate interest payments scheduled to be made with respect to the first two interest payment dates on the senior notes. Debt issuance costs of approximately $4.3 million at December 31, 1997 were capitalized and the unamortized balance is reflected as Other Assets in the Consolidated Statement of Financial Condition. The Company intends to fund the semiannual interest payments through dividends paid to the Company from the Bank. During 1999, the Company purchased and retired $4.75 million of Senior Notes, resulting in a $257,000 extraordinary loss. For additional information, see "Business--Sources of Funds--Borrowings" in Item 1 hereof and Note 12 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Stockholders' Equity. Stockholders' equity increased from $118.8 million at December 31, 1998 to $128.3 million at December 31, 1999. The increase in stockholders' equity came primarily as a result of net income during the period. Accumulated other comprehensive income decreased $10.7 million or 96.3% during fiscal 1999, as the Company marked its available-for-sale security portfolio to market net of taxes in accordance with GAAP. At December 31, 1999, the ratio of the Company's stockholders' equity to total assets amounted to 5.39% and the Bank exceeded its minimum regulatory capital requirements. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS


     General. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, consisting primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. In prior periods the Company's results of operations have been significantly affected by the net costs of hedging its interest rate exposure. On an ongoing basis, the Company's results of operations will be affected by the level of its noninterest income including deposit related income; loan fees and service charges; net gains (losses) on sales of loans; the level of its noninterest expense, such as compensation and employee benefits, deposit insurance premiums, provisions for losses on foreclosed assets, equipment and data processing expense and occupancy expense; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; and provisions (benefits) for income taxes.

     Net Income (Loss). The Company reported net income (loss) of $22.0 million, $18.4 million, ($86.0) million and ($30.0) million during the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and the year ended June 30, 1997, respectively. The net income reported for the year ended December 31, 1999 is reflective of the Company's second full fiscal year of operations since the restructuring initiatives contemplated by the private placement and redemption. Net income increased by $3.6 million or 19.3% during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to the increase in the net interest and dividend income as a result of the Company's growth in the loan portfolio. The extraordinary item of $257,000, net of tax, charged to income during the year ended December 31, 1999 occurred as a result of the Company's purchase and retirement of $4.75 million of senior notes. The net loss reported for the six months ended December 31, 1997 is attributable to deliberate actions taken by the Company's new management subsequent to the private placement and redemption to restructure the Company's balance sheet. Specifically, the Company incurred $125.5 million of losses on the sale and write-down of assets, of which an aggregate loss of $53.4 million was incurred in connection with the liquidation or write-off of the hedging contracts which the Company had entered into in order to reduce its exposure to interest rates. See "Quantitative and Qualitative Disclosure about Market Risk--Asset and Liability Management" in Item 7A hereof. These losses also included a loss of $72.1 million on the sale and mark-to-market of the Company's securities portfolio (which primarily related to the sale and mark-to-market of the Company's COFI-based CMOs). Further the Company recorded a $25.4 million provision for loan losses during the three-months ended September 30, 1997, primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables which had been sold as of December 31, 1997. See "Business--Lending Activities--Consumer Loans" in Item 1 hereof. The market for fixed income securities improved during the three-month period ended December 31, 1997 and the Company sold $330.6 million of the remaining COFI-based CMO portfolio for a gain of $12.7 million in furtherance of its plan to accelerate the disposition of the COFI-based CMOs.

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

     Net interest and dividend income totaled $73.5 million, $54.8 million, $25.4 million and $52.9 million during the years ended December 31, 1999 and 1998, six months ended December 31, 1997, and year ended June 30, 1997, respectively. Net interest and dividend income increased by $18.7 million or 34.2% during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to an increase in the Company's net interest earning assets (interest-earnings assets less interest-bearing liabilities) and a corresponding 45 basis point rise in the Company's interest rate spread during the period. Net interest and dividend income increased by $3.0 million or 5.8% during the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to an increase in the Company's net interest earnings assets and a corresponding 66 basis point rise in the Company's interest rate spread during the period. Net interest and dividend income decreased by $1.2 million or 4.4% during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 due to a significant decline of $1.1 billion in the average balance of securities during the period, which is attributable to the sale and writedown of such securities in connection with the restructuring activities described above.

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

                                                             Years Ended December 31,
                                    -----------------------------------------------------------------------
                                                  1999                                  1998
                                    -----------------------------------   ---------------------------------
                                                               Average                              Average
                                     Average                    Yield/     Average                   Yield/
                                     Balance       Interest      Cost      Balance       Interest     Cost
                                    ----------    ----------   --------   ----------    ----------  -------

Interest-earning assets:
   Loans receivable(1)              $1,577,869    $  130,869      8.29%   $1,162,514    $   96,851     8.33%
   Securities(2)                       501,781        34,141      6.80%      577,526        41,862     7.25%
   Securities purchased under
     agreements to resell                   --            --        --        70,368         3,947     5.61%
   Other earning assets(3)              46,423         3,288      7.08%       73,004         4,544     6.22%
                                    ----------    ----------              ----------    ----------
     Total interest-earning
       assets                        2,126,073       168,298      7.92%    1,883,412       147,204     7.81%
                                                  ----------    ======                  ----------   ======
Noninterest-earning assets              93,673                                93,316
                                    ----------                            ----------
     Total assets                   $2,219,746                            $1,976,728
                                    ==========                            ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)        $  358,235    $   10,160      2.84%   $  298,808    $    7,002     2.34%
     Term certificates of deposit    1,204,661        60,416      5.02%    1,253,482        67,741     5.40%
                                    ----------    ----------              ----------    ----------
       Total deposits                1,562,896        70,576      4.52%    1,552,290        74,743     4.82%
   Borrowings:
     FHLB advances                     292,758        14,901      5.09%      132,659         7,547     5.69%
     Securities sold under
       agreements to repurchase
       and other                            --            --        --            64           678       --
     Promissory note payable                --            --        --            --            --       --
     Senior notes                       78,442         9,310     11.81%       80,000         9,470    11.81%
                                    ----------    ----------              ----------    ----------
       Total interest-bearing
         liabilities                 1,934,096        94,787      4.90%    1,765,013        92,438     5.24%
                                                  ----------    ======                  ----------   ======
Noninterest-bearing liabilities        161,059                               107,718
                                    ----------                            ----------
       Total liabilities             2,095,155                             1,872,731
Stockholders' equity                   124,591                               103,997
                                    ----------                            ----------
       Total liabilities and
         stockholders' equity       $2,219,746                            $1,976,728
                                    ==========                            ==========
Net interest-earning assets         $  191,977                            $  118,399
                                    ==========                            ==========
Net interest income/interest
   rate spread                                    $   73,511      3.02%                 $   54,766     2.57%
                                                  ==========    ======                  ==========   ======
Net interest margin                                               3.46%                                2.91%
                                                                ======                               ======
Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                                 109.93%                              106.71%
                                                                ======                               ======
                                    ------------------------------------
                                                  1997
                                    -----------------------------------
                                                              Average
                                     Average                   Yield/
                                     Balance      Interest      Cost
                                    ----------   ----------   --------
                                                (unaudited)
Interest-earning assets:
   Loans receivable(1)              $1,036,300   $  104,324       10.07%
   Securities(2)                     1,289,822       78,354        6.07%
   Securities purchased under
     agreements to resell               37,657        2,159        5.73%
   Other earning assets(3)              64,707        3,931        6.08%
                                    ----------   ----------
     Total interest-earning
       assets                        2,428,486      188,768        7.77%
                                                 ----------   ==========
Noninterest-earning assets              84,115
                                    ----------
     Total assets                   $2,512,601
                                    ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)        $  266,569   $    7,300        2.74%
     Term certificates of deposit    1,326,371       75,244        5.67%
                                    ----------   ----------
       Total deposits                1,592,940       82,544        5.18%
   Borrowings:
     FHLB advances                     549,465       39,095        7.12%
     Securities sold under
       agreements to repurchase
       and other                       161,988       11,848        7.31%
     Promissory note payable             7,087          583        8.23%
     Senior notes                       24,986        2,952       11.81%
                                    ----------   ----------
       Total interest-bearing
         liabilities                 2,336,466      137,022        5.86%
                                                 ----------   =========
Noninterest-bearing liabilities         82,945
                                    ----------
       Total liabilities             2,419,411
Stockholders' equity                    93,190
                                    ----------
       Total liabilities and
         stockholders' equity       $2,512,601
                                    ==========
Net interest-earning assets         $   92,020
                                    ==========
Net interest income/interest
   rate spread                                   $   51,746        1.91%
                                                 ==========   =========
Net interest margin                                                2.13%
                                                              =========
Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                                  103.94%
                                                              =========

                                                              Six Months Ended December 31,
                                   --------------------------------------------------------------------------------
                                                   1997                                        1996
                                   -------------------------------------      -------------------------------------
                                                                 Average                                    Average
                                     Average                      Yield/        Average                      Yield/
                                     Balance      Interest         Cost         Balance      Interest         Cost
                                   -----------    --------       -------      -----------    ---------      -------
                                                                                            (unaudited)
Interest-earning assets:
   Loans receivable(1)             $ 1,009,843    $ 49,788          9.78%     $ 1,020,534    $  53,179        10.34%
   Securities(2)                     1,000,808      31,306          6.21%       2,107,408       62,176         5.85%
   Securities purchased under
     agreements to resell               60,000       1,711          5.66%          38,921        1,040         5.30%
   Other earning assets(3)              76,415       2,399          6.23%          78,544        2,705         6.83%
                                   -----------    --------                    -----------    ---------
     Total interest-earning
       assets                        2,147,066      85,204          7.87%       3,245,407      119,100         7.28%
                                                  --------        ======                     ---------      =======
Noninterest-earning assets              92,823                                     55,873
                                   -----------                                -----------
     Total assets                  $ 2,239,889                                $ 3,301,280
                                   ===========                              =============
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)       $   266,112    $  3,603          2.69%     $   269,044    $   3,776         2.78%
     Term certificates of deposit    1,301,703      37,069          5.65%       1,308,314       37,443         5.68%
                                     ---------    --------                    -----------    ---------
       Total deposits                1,567,815      40,672          5.15%       1,577,358       41,219         5.18%
   Borrowings:
     FHLB advances                     391,711      14,005          7.09%         987,618       32,353         6.50%
     Securities sold under
       agreements to repurchase
       and other                        55,235       2,073          7.44%         567,000       18,426         6.45%
     Promissory note payable             2,591         108          8.27%          14,020          564         7.98%
     Senior notes                       49,565       2,965         11.87%              --           --           --
                                    ----------    --------                    -----------    ---------
       Total interest-bearing
         liabilities                 2,066,917      59,823          5.74%       3,145,996       92,562         5.84%
                                                  --------        ======                     ---------      =======
Noninterest-bearing liabilities         88,248                                     48,071
                                    ----------                                -----------
       Total liabilities             2,155,165                                  3,194,067
Stockholders' equity                    84,724                                    107,213
                                    ----------                                -----------
       Total liabilities and
         stockholders' equity      $ 2,239,889                                $ 3,301,280
                                   ===========                                ===========
Net interest-earning assets        $    80,149                                $    99,411
                                   ===========                                ===========
Net interest income/interest
   rate spread                                    $ 25,381          2.13%                    $  26,538         1.44%
                                                  ========        ======                     =========      =======
Net interest margin                                                 2.34%                                      1.62%
                                                                  ======                                    =======
Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                                   103.88%                                    103.16%
                                                                  ======                                    =======


                                                      Year Ended June 30,
                                   --------------------------------------------------------
                                                            1997
                                   --------------------------------------------------------
                                                                              Average
                                        Average                               Yield/
                                        Balance           Interest             Cost
                                   ------------------ ------------------ ------------------

Interest-earning assets:
   Loans receivable(1)               $  1,041,342     $      107,715            10.34%
   Securities(2)                        1,845,179            109,224             5.92%
   Securities purchased under
     agreements to resell                  27,174              1,488             5.48%
   Other earning assets(3)                 65,903              4,237             6.43%
                                     ------------       ------------
     Total interest-earning
       assets                           2,979,598            222,664             7.47%
                                                        ------------       ==========
Noninterest-earning assets                 92,630
                                     ------------
     Total assets                  $    3,072,228
                                   ==============
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)       $      268,047     $        7,473             2.79%
     Term certificates of deposit       1,329,463             75,618             5.69%
                                     ------------       ------------
       Total deposits                   1,597,510             83,091             5.20%
   Borrowings:
     FHLB advances                        848,733             57,442             6.77%
     Securities sold under
       agreements to repurchase
       and other                          418,784             28,202             6.73%
     Promissory note payable               12,852              1,026             7.98%
     Senior notes                              --                 --               --
                                     ------------       ------------
       Total interest-bearing
         liabilities                    2,877,879            169,761             5.90%
                                                        ------------       ==========
Noninterest-bearing liabilities            89,914
                                     ------------
       Total liabilities                2,967,793
Stockholders' equity                      104,435
                                     ------------
       Total liabilities and
         stockholders' equity      $    3,072,228
                                   ==============
Net interest-earning assets        $      101,719
                                   ==============
Net interest income/interest
   rate spread                                        $       52,903             1.57%
                                                      ==============       ==========
Net interest margin                                                              1.78%
                                                                           ==========
Ratio of average interest-
   earning assets to average
   interest-bearing liabilities                                                103.53%
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

(3) Includes cash and due from banks, equity securities, interest bearing deposits and FHLB and FRB stock.

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

                                                                    Year Ended December 31, 1999 compared to 1998
                                                     -----------------------------------------------------------------------------
                                                                    Increase (decrease) due to
                                                     ------------------------------------------------------
                                                                                                                   Total Net
                                                                                                                    Increase
                                                           Rate                Volume          Rate/Volume         (Decrease)
                                                     ---------------     ----------------     -------------     ------------------
                                                                                 (Dollars in Thousands)

Interest-earning assets:
     Loans receivable                                  $   (432)           $  34,604            $  (154)             $ 34,018
     Securities                                          (2,567)              (5,490)               336                (7,721)
     Securities purchased under
         agreements to resell                            (3,947)              (3,947)             3,947                (3,947)
     Other earning assets                                   627               (1,655)              (228)               (1,256)
                                                       --------            ---------            -------              --------
Total net change in income on interest-
     earning assets                                      (6,319)              23,512              3,901                21,094
                                                       --------            ---------            -------              --------

Interest-bearing liabilities:
     Deposits:
         Transaction accounts                             1,473                1,392                293                 3,158
         Term certificates of deposit                    (4,877)              (2,638)               190                (7,325)
                                                       --------            ---------            -------              --------
              Total deposits                             (3,404)              (1,246)               483                (4,167)
     Borrowings:
         FHLB advances                                     (795)               9,108               (959)                7,354
         Securities sold under agreements
              to repurchase                                  --                   --                 --                    --
         Promissory note payable                             --                   --               (678)                 (678)
         Senior notes                                         5                 (184)                19                  (160)
                                                       --------            ---------            -------              --------
Total net change in expense on interest-
     bearing liabilities                                 (4,194)               7,678             (1,135)                2,349
                                                       --------            ---------            -------              --------
Change in net interest income                          $ (2,125)           $  15,834            $ 5,036              $ 18,745
                                                       ========            =========            =======              ========



                                                       Year Ended December 31, 1998 compared to 1997
                                            ------------------------------------------------------------------
                                                       Increase (decrease) due to
                                            -------------------------------------------------
                                                                                                    Total Net
                                                                                                     Increase
                                                 Rate            Volume           Rate/Volume       (Decrease)
                                              ---------         ---------         -----------       ----------
                                                                 (Dollars in Thousands)

Interest-earning assets:
     Loans receivable                         $ (17,988)        $  12,706          $  (2,191)        $  (7,473)
     Securities                                  15,139           (43,271)            (8,360)          (36,492)
     Securities purchased under
         agreements to resell                       (46)            1,875                (41)            1,788
     Other earning assets                            97               504                 12               613
                                              ---------         ---------          ---------         ---------
Total net change in income on interest-
     earning assets                              (2,798)          (28,186)           (10,580)          (41,564)
                                              ---------         ---------          ---------         ---------

Interest-bearing liabilities:
     Deposits:
         Transaction accounts                    (1,053)              883               (128)             (298)
         Term certificates of deposit            (3,564)           (4,135)               196            (7,503)
                                              ---------         ---------          ---------         ---------
              Total deposits                     (4,617)           (3,252)                68            (7,801)
     Borrowings:
         FHLB advances                           (7,836)          (29,656)             5,944           (31,548)
         Securities sold under agreements
              to repurchase                     (11,848)          (11,843)            12,521           (11,170)
         Promissory note payable                   (583)             (583)               583              (583)
         Senior notes                                (2)            6,500                 20             6,518
                                              ---------         ---------          ---------         ---------
Total net change in expense on interest-
     bearing liabilities                        (24,886)          (38,834)            19,136           (44,584)
                                              ---------         ---------          ---------         ---------
Change in net interest income                 $  22,088         $  10,648          $ (29,716)        $   3,020
                                              =========         =========          =========         =========



                                                           Six Months Ended December 31, 1997 compared to 1996
                                              ----------------------------------------------------------------------------
                                                         Increase (decrease) due to
                                              ----------------------------------------------------
                                                                                                        Total Net Increase
                                                     Rate              Volume          Rate/Volume          (Decrease)
                                                   --------           --------         -----------      ------------------
                                                                           (Dollars in Thousands)

Interest-earning assets:
     Loans receivable                              $ (2,864)          $   (557)          $     30           $ (3,391)
     Securities                                       3,745            (32,649)            (1,966)           (30,870)
     Securities purchased under
         agreements to resell                            70                563                 38                671
     Other earning assets                              (239)               (73)                 6               (306)
                                                   --------           --------           --------           --------
Total net change in income on interest-
     earning assets                                     712            (32,716)            (1,892)           (33,896)
                                                   --------           --------           --------           --------

Interest-bearing liabilities:
     Deposits:
         Transaction accounts                          (133)               (41)                 1               (173)
         Term certificates of deposit                  (186)              (189)                 1               (374)
                                                   --------           --------           --------           --------
              Total deposits                           (319)              (230)                 2               (547)
     Borrowings:
         FHLB advances                                2,958            (19,521)            (1,785)           (18,348)
         Securities sold under agreements
              to repurchase                           2,854            (16,631)            (2,576)           (16,353)
         Promissory note payable                         20               (460)               (16)              (456)
         Senior notes                                    --                 --              2,965              2,965
                                                   --------           --------           --------           --------
Total net change in expense on interest-
     bearing liabilities                              5,513            (36,842)            (1,410)           (32,739)
                                                   --------           --------           --------           --------
Change in net interest income                      $ (4,801)          $  4,126           $   (482)          $ (1,157)
                                                   ========           ========           ========           ========

         Interest Income. Total interest and dividend income increased by $21.1 million or 14.3% during the year ended December 31, 1999, as compared to the year ended December 31, 1998. Total interest and dividend income decreased by $41.6 million or 22.0% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Total interest and dividend income decreased by $33.9 million or 28.5% during the six months ended December 31, 1997 as compared to the same period in the prior year. Interest income on loans receivable increased $34.0 million or 35.1% during the year ended December 31, 1999 as compared to the year ended December 31, 1998. Interest income on loans receivable declined $7.5 million or 7.2% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Interest income on loans receivable decreased by $3.4 million or 6.4% during the six months ended December 31, 1997, as compared to the same period in the prior year. The increase in interest income on loans during the year ended December 31, 1999 was due to the increase in the average balance from $1.2 billion for the year ended December 31, 1998 to $1.6 billion for the year ended December 31, 1999. The decrease in interest income on loans during both the year ended December 31, 1998 and the six months ended December 31, 1997 comparative periods was due to a decline in the average yield earned on the Company's loan portfolio of 1.74% in the twelve month comparative periods and 56 basis points in the six month comparative periods. This decline in the average yield reflected, in part, the discontinuance of the Company's third-party automobile loan purchase activity, which generally carried higher yields than traditional real estate secured loans.

         Interest income on securities and other interest-earning assets (which include mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and FRB stock) declined by $12.9 million or 25.7%, $34.1 million or 40.4% and $30.5 million or 46.3% during the years ended December 31, 1999 and 1998 and the six months ended December 31, 1997, respectively, as compared to the same periods in the prior years. The decline in interest income on such investments during the years ended December 31, 1999 and 1998 and the six months ended December 31, 1997 comparative periods was primarily due to the decreases in the average balance of such investments of $172.7 million, $671.3 million and $1.1 billion during each respective comparative period. During the six months ended December 31, 1997 and in connection with the private placement and the redemption, new management of the Company determined that its remaining CMO portfolio was "other than temporarily impaired" in accordance with SFAS No. 115 and, pursuant to GAAP, wrote-down the portfolio by $54.7 million and sold $865.1 million of its COFI-based CMOs.

         Interest Expense. Total interest expense increased by $2.3 million or 2.5% during the year ended December 31, 1999 and decreased by $44.6 million or 32.5% and $32.7 million or 35.4% during the year ended December 31, 1998 and the six months ended December 31, 1997, respectively, as compared to the same periods in the prior years. Interest expense on deposits is the largest component of the Company's interest-bearing liabilities. Interest expense on deposits declined by $4.2 million or 5.6%, $7.8 million or 9.5% and $547,000 or 1.3% during the years ended December 31, 1999 and 1998 and the six months ended December 31, 1997, respectively, when compared to the same periods in prior years. The decrease in interest expense on deposits for the year ended December 31, 1999 when compared to the same period in the prior year is due to a 30 basis point decrease in costs of those funds. Average balance declines of interest-bearing deposits for the year ended December 31, 1998 and the six months ended December 31, 1997 comparative periods, coupled with declines in the costs of those funds, led to the declines in interest expense noted in those periods.

         Interest expense on FHLB advances increased $7.4 million or 97.4% during the year ended December 31, 1999 due to the 120.7% increase in the average balance of those borrowings when compared to the same period in the prior year. Interest expense on FHLB advances declined $31.5 million or 80.7% and $18.3 million or 56.7% during the year ended December 31, 1998 and the six months ended December 31, 1997 due to the 75.9% and 60.3% respective decline in the average balance of those borrowings, when compared to the same periods in the prior years. Similarly, interest expense on reverse repurchase agreements declined $11.2 million or 94.3% and $16.4 million or 88.8% during the year ended December 31, 1998 and six months ended December 31, 1997 as compared to the comparative periods. The increase in interest expense for the year ended December 31, 1999 is due to the Company utilizing FHLB advances to help fund the commercial loan growth for the year ended December 31, 1999. The significant declines in interest expense during the year ended December 31, 1998 and the six months ended December 31, 1997 is due to the strategic balance sheet restructuring begun by the Company after the private placement and the redemption and continuing through December 31, 1997. During this period, the Company began to reduce its securities holdings through periodic bulk sale transactions and utilized those proceeds to pay off its reverse repurchase agreements and pay down FHLB advances. Prior to this time, the Company's strategy had been to finance the purchase of mortgage-backed and related securities primarily through FHLB borrowings and reverse repurchase agreements.

         During the periods presented, interest expense on notes payable consisted of interest paid on a promissory note payable to the mother of the Selling Stockholders and, since September 8, 1997, interest accrued with respect to the Senior Notes. Interest expense on the promissory note amounted to $108,000 and $1.0 million during six months ended December 31, 1997 and year ended June 30, 1997, respectively. On September 8, 1997, in connection with the closing of the private placement and the redemption, the Company issued $80.0 million of the Senior Notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually) and prepaid the promissory note held by the mother of the Selling Stockholders at a price equal to the principal amount thereof plus accrued and unpaid interest thereon. Interest expense and amortization of issuance costs on the Senior Notes (which began to accrue on September 8, 1997) amounted to $9.3 million, $9.5 million and $3.0 million during the years ended December 31, 1999 and 1998 and six months ended December 31, 1997, respectively.

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

         The Company established provisions for loan losses of $2.0 million, $1.5 million, $25.6 million and $28.4 million during the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $1.9 million, $1.3 million, $16.5 million and $20.2 million. The $25.6 million and $28.4 million provisions established during the six months ended December 31, 1997 and the year ended June 30, 1997 were intended primarily to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables. At December 31, 1997, the Company's portfolio of such indirect automobile loans had been sold. See "Business--Lending Activities--Consumer Loans" in Item 1 hereof.

         Noninterest Income. Total noninterest income (loss) amounted to $18.5 million, $14.8 million, $(107.1) million and $(17.1) million during the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains (losses) on sale of assets and other miscellaneous income. Total noninterest income increased by $3.8 million or 25.4% during the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase is directly related to the increased origination loan volume and increase in NSF fees and other service charges. The noninterest income (losses) recognized during the year ended June 30, 1997 and the six months ended December 31, 1997 primarily related to losses incurred on the sale of securities and the liquidation of related hedges. During the three month period ended September 30, 1997, such sales resulted in $125.5 million of losses. These sales continued through December 31, 1997 as new management dramatically restructured the balance sheet of the Company. Specifically, during the quarter ended September 30, 1997, the Company (1) liquidated the hedging contracts previous management had entered into in an attempt to reduce the Company's exposure to interest rates, (2) sold the majority of its COFI-based CMO portfolio and (3) wrote-down the remaining COFI-based CMO portfolio to reflect market values. The market for fixed income securities improved during the three month period ended December 31, 1997 and continued sales from this portfolio resulted in a gain of $12.7 million reducing the loss to $112.8 million for the six months ended December 31, 1997. Net gains on sale of assets recognized during the years ended December 31, 1999 and 1998 of $1.2 million and $932,000, respectively, came as a result of the Company's sale of COFI-based CMOs, mortgages and consumer loans. The Company routinely sells mortgages and other longer-term loans with and without servicing released in order to manage interest-rate risk. See "Qualitative and Quantitative Disclosure about Market Risk--Asset and Liability Management" in Item 7A hereof. The noninterest income recognized during the year ended December 31, 1998 is reflective of the core noninterest income potential of the Company as this was the first year of operations occurring subsequent to the balance sheet restructuring discussed above.

         Noninterest Expense. Total noninterest expense increased $15.8 million or 40.0% during the year ended December 31, 1999 as compared to the year ended December 31, 1998. Total noninterest expense declined $3.2 million or 7.4% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Similarly, total noninterest expense decreased by $6.7 million or 22.8% during the six months ended December 31, 1997, as compared to the same period in the prior year, while increasing $13.8 million or 39.0% during the year ended June 30, 1997. During the year ended June 30, 1997, the increase in noninterest expense came as a result of the one-time special SAIF assessment, as discussed below. In addition, during the year ended June 30, 1997, the Company's provision for uninsured risk and losses increased by $1.9 million or 140.5% due to the Company's reassessment of its potential liability with respect to the FDIC Case. See "Legal Proceedings" in Item 3 hereof. The increase in noninterest expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998 resulted from additional compensation, benefits and other noninterest expenses associated with the formation of the new corporate lending unit. During the past 2 years, the Company has strategically refocused its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring 41 experienced commercial lending officers and supporting staff and forming a new corporate lending unit. Additional increases in noninterest expense were due to the additional data processing expenses incurred as a result of the Company's Year 2000 readiness efforts, additional costs incurred in connection with the acquisition and operation of BankSouth as well as start-up costs associated with the new Operations Center which became fully functional during the year ended December 31, 1999. The decrease in noninterest expense during the year ended December 31, 1998 as compared to the year ended December 31, 1997 was due primarily to nonrecurring charges associated with the private placement. The decrease in noninterest expenses attributable to the private placement was partially offset by increases in compensation and employee benefits during the year ended December 31, 1998 resultant from the Company's strategic development of a commercial business lending line of business. The decrease in noninterest expense during the six months ended December 31, 1996 was primarily due to the absence of the $10.3 million (before applicable tax benefits) special assessment which was recognized by the Company in September 1996 in connection with the recapitalization of the SAIF. Pursuant to legislation effective September 30, 1996, all SAIF member institutions were required to pay a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. This legislation resulted in the recapitalization of the SAIF and, consequently, during the fourth calendar quarter of 1996, the FDIC lowered the Bank's assessment rates. See "Business--Regulation and Supervision--Deposit Insurance Assessments" in Item 1 hereof.

         Provision (Benefit) for Income Taxes. During the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, the Company recognized $12.6 million, $10.3 million, $(44.1) million and $(11.9) million, respectively, of provisions (benefits) for income taxes. At December 31, 1999, the Company had approximately $145.2 million of net operating loss carryforwards available for state income tax purposes and had $3.1 million of alternative minimum tax credits available for carryover for federal income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013. At December 31, 1999 and 1998, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized. The change in ownership of the Company did not result in a limitation on the utilization of the net operating losses. See "Business--Taxation" in Item 1 hereof and Note 15 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 1999, the Company had $300.0 million in borrowing capacity under a collateralized line of credit with the FHLB of Topeka, of which $32.0 million was outstanding as of such date.

         At December 31, 1999, the Company had outstanding commitments (including unused lines of credit) to originate mortgage and non-mortgage loans of $218.3 million. Certificates of deposit which are scheduled to mature within one year totaled $985.2 million at December 31, 1999, and the Company did not have borrowings that are scheduled to mature within the same period. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance any maturing borrowings.

         During the years ended December 31, 1999 and 1998, the Company made interest payments on the Senior Notes, which were to be initially funded through an interest reserve account established with an independent trustee and subsequently through dividends from the Bank. During the year ended December 31, 1999, the Company purchased and retired $4.75 million of the Senior Notes which had been issued in connection with the Company's recapitalization in 1997. This move will reduce future interest costs associated with those notes. The Senior Notes have an annual debt service requirement of $8.3 million. During the year ending December 31, 2000, the Company intends to fund the interest payments scheduled to be made on March 1, 2000 and September 1, 2000 through dividends from the Bank.

         Capital Resources. Federally insured institutions such as the Company and the Bank are required to maintain minimum levels of regulatory capital. See "Business--Regulation and Supervision--Capital Requirements" in Item 1 hereof. The following table reflects the Company's and the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 1999.

                              Minimum Required               Actual                Excess
                             -------------------   -----------------------  -------------------
                              Percent    Amount     Percent       Amount     Percent    Amount
                             --------  ---------   ---------    ----------  ---------  --------
                                                   (Dollars in Thousands)
    The Company:
       Leverage                4.00%   $  91,998      4.71%      $ 108,231     0.71%   $ 16,233
       Core capital            4.00       63,581      6.81         108,231     2.81      44,650
       Total capital           8.00      127,162      8.07         128,199     0.07       1,037

    The Bank:
       Leverage                4.00%   $  91,884      7.93%      $ 182,057     3.93%   $ 90,173
       Core capital            4.00       63,425     11.48         182,057     7.48     118,632
       Total capital           8.00      126,850     12.74         201,977     4.74      75,127


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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after December 15, 2000 with earlier application not permitted. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

YEAR 2000 COMPLIANCE


         The Company established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 date change and utilized both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The compliance program also addressed various third-party vendors and service providers and included providing for contingency plans in the event that problems related to the Year 2000 date change arose.

         The Company completed its reprogramming as of December 31, 1998 and testing efforts were completed as of June 30, 1999. No system failures or disruptions of operations occurred at January 1, 2000. The Company will continue to monitor its systems and third-party relationships throughout 2000 to address unanticipated problems (which may include problems associated with dates subsequent to January 1 and to non-Year 2000 compliant third parties) and ensure that all processes continue to function properly.

         Testing and remediation of all of the Company's systems and applications incrementally cost approximately $500,000 in 1999, excluding costs of Company employees involved in Year 2000 compliance activities. All costs have been budgeted and were funded by cash flows from operations. The Company does not believe the costs and efforts related to the Year 2000 compliance project were material to its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT


         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is comprised of the Chief Executive Officer, the President, the Chief Financial Officer, the Director of Retail Operations and the Investment Manager of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Management Committee meets monthly or as needed to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities and prepayments of loans, investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports to the full Board of Directors.

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

         A commonly used method for evaluating interest rate risk includes an analysis of the interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. Normally, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Due to differences between institutions' balance sheets, these variances may affect institutions differently. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, based on the information and assumptions set forth in the notes below.

                                                                                       More Than
                                                          Three to      More Than     Three Years
                                         Within Three      Twelve      One Year to      to Five      Over Five
                                            Months         Months      Three Years       Years         Years         Total
                                         ------------    ----------    -----------    -----------    ----------    ----------
                                                                         (Dollars in Thousands)
Interest-earning assets (1):
   Loans receivable (2)                   $  549,267     $  238,622     $  294,733     $  377,534    $  247,961    $1,708,117
   Securities (3)                            168,462         47,219        122,448        110,503        79,959       528,591
   Other interest-earning assets (4)          80,642             --             --             --            --        80,642
                                          ----------     ----------     ----------     ----------    ----------    ----------
       Total                              $  798,371     $  285,841     $  417,181     $  488,037    $  327,920    $2,317,350
                                          ==========     ==========     ==========     ==========    ==========    ==========

Interest-bearing liabilities:
   Deposits (5):
     Money market and NOW
       accounts                           $  121,618     $   18,063     $   36,917     $   26,860    $  128,764    $  332,222
     Passbook accounts                         4,727         14,182         24,483         13,512        16,642        73,546
     Certificates of deposit                 430,199        554,959        304,495         25,372           945     1,315,970
   Borrowings:
     FHLB advances (6)                       277,005         25,000             --             --            30       302,035
     Senior notes                                 --             --             --         75,250            --        75,250
                                          ----------     ----------     ----------     ----------    ----------    ----------
       Total                              $  833,549     $  612,204     $  365,895     $  140,994    $  146,381    $2,099,023
                                          ==========     ==========     ==========     ==========    ==========    ==========

Excess (deficiency) of interest-earning
   assets over interest-bearing
   liabilities                            $  (35,178)    $ (326,363)    $   51,286     $  347,043    $  181,539    $  218,327
                                          ==========     ==========     ==========     ==========    ==========    ==========

Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities           $  (35,178)    $ (361,541)    $ (310,255)    $   36,788    $  218,327    $  218,327
                                          ==========     ==========     ==========     ==========    ==========    ==========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities
as a percent of total assets                   (1.48)%       (15.18)%       (13.03)%         1.54%         9.17%         9.17%
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

(4) Comprised of cash and due from banks, deposits with other banks and FHLB and FRB stock.

(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts.

(6)  Maturity based on call date rather than actual maturity date.


         Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of equity ("EVE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and EVE that is authorized by the Board of Directors of the Company.

         The following tables set forth for the indicated dates the estimated dollar and percentage change in the Company's net interest income over a four quarter period and EVE based on the indicated changes in interest rates.

                           December 31, 1999                 December 31, 1998
                          Net Interest Income               Net Interest Income
                          (next four quarters)             (next four quarters)
------------------    ------------------------------   ----------------------------

 Change (in Basis     Estimated Change                 Estimated Change
    Points) in           From Base         % Change        From Base      % Change
Interest Rates (1)        (000's)          from Base        (000's)       from Base
------------------    ----------------     ---------   ----------------   ---------

       +200              (10,771)            (14)          (5,494)           (8)

       +100               (4,985)             (6)          (1,259)           (2)

          0               76,842(2)           --           66,895(2)         --


       -100                6,990               9           14,141            21

       -200               20,942              27           17,474            26


                            December 31, 1999               December 31, 1998
                                  EVE                             EVE
------------------    ------------------------------   ----------------------------

 Change (in Basis     Estimated Change                 Estimated Change
    Points) in           From Base         % Change        From Base      % Change
Interest Rates (1)        (000's)          from Base        (000's)       from Base
------------------    ----------------     ---------   ----------------   ---------

       +200              (44,864)            (25)         (34,595)          (26)

       +100              (21,150)            (12)         (13,739)          (10)

        0                179,137               -          134,252             -

       -100               17,164              10            3,755             3

       -200               16,143               9            1,973             1


-------------------------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing balance sheet as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds.


         The difference between December 31, 1998 and December 31, 1999 net interest income in the base case is mainly due to an increase in interest earning assets.

         The difference between December 31, 1998 and December 31, 1999 EVE in the base case is mainly due to the change from using industry-wide deposit decay rates to applying Company historical decay rates to deposit accounts resulting in longer durations for these deposits and increasing EVE. The difference in EVE in the down shocks at December 31, 1999 versus December 31, 1998 is mainly due to loans and securities increasing in market value to a greater degree at December 31, 1999 due to the slowing of prepayment speeds and resultant longer durations.

         The model reflects only the effects of assumptions made by management while running the different interest rate shocks. The only variables between the different rate shocks are the interest rates and the prepayment speeds.

         The prepayment assumptions used in the model are based on historical and market estimates. Standard present value calculation methodology is used to discount the estimated future cash flows of assets and liabilities at appropriate discount rates. The market value for COFI-indexed CMOs is obtained through a Bloomberg calculator.

         Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company's operations to changes in interest rates are reasonable; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on the Company's net interest income and EVE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial statements at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 1999 and 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Except for the information provided below regarding the Company's executive officers, the information required in response to this Item is incorporated herein by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

         The following table sets forth the name and age of each executive officer, his principal position with the Company, and the year he became an officer.

                                             Officer
           Name                   Age         Since              Position
           ----                   ---        -------             --------

    Edward A. Townsend             58          1997     Chief Executive Officer
    Jan A. Norton                  53          1997     President
    Robert L. Vanden               53          1990     Executive Vice President of the Bank
    Richard L. Park                68          1997     Executive Vice President
                                                        and Chief Financial Officer
    Christopher C. Turner          41          1983     Executive Vice President of the Bank
    James N. Young                 51          1998     Executive Vice President, President
                                                        Tulsa Regional, and Manager of
                                                        Commercial Lending of the Bank
    Harold A. Bowers               56          1998     Executive Vice President
                                                        and Chief Credit Officer of the Bank
    William C. Lee                 60          1998     Executive Vice President
                                                        Operations Division of the Bank

         Biographical information regarding Messrs. Edward A. Townsend, Jan A. Norton and Robert L. Vanden are incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report. Biographical information regarding Messrs. Richard L. Park, Christopher C. Turner, James N. Young, Harold A. Bowers and William C. Lee are set forth below.

         The executive officers serve until their successors are elected and qualified. No executive officer is related to any director or other executive office of the Company by blood, marriage or adoption. There are no arrangements or understandings between any director of the Company and any other person pursuant to which such person was elected an executive officer.

         Richard L. Park. Mr. Park began serving as Executive Vice President and Chief Financial Officer of the Company and the Bank in charge of finance in September 1997. Mr. Park served as Chief Financial Officer of Green Country Bank from October 1996 to February 1998, which was acquired by the Company. From January 1991 through May 1996, Mr. Park was Chief Financial Officer of Western Farm Credit Bank in Sacramento, California, the Eleventh District Bank in the Federal Farm Credit System. Mr. Park is a Certified Public Accountant.

         Christopher C. Turner. Mr. Turner has served as Executive Vice President of the Bank in charge of residential and consumer lending, branch administration and marketing since October 1996. Prior to October 1996, Mr. Turner held various positions in the bank including Internal Audit Director, Marketing Director and Director of Branch Administration. He joined the Company in November 1980.

         James N. Young. Mr. Young serves as President, Tulsa Region and manager of Commercial Lending. From 1973 to 1994, Mr. Young served in various commercial lending capacities with Bank of Oklahoma in both Tulsa and Oklahoma City, his last assignment being President, Oklahoma City. From 1994 to January 1998, he served as Senior Commercial Lending Manager for BankIV and its successors, Boatmen's Bank and NationsBank in Oklahoma City. His last position with NationsBank was President, Oklahoma City, and Senior Commercial Lending Manager for the state of Oklahoma. Mr. Young joined Local in February 1998.

         Harold A. Bowers. Mr. Bowers serves as Executive Vice President and Chief Credit Officer. After serving four years as an officer in the United States Air Force, Mr. Bowers started his banking career with Liberty National Bank, Oklahoma City, Oklahoma. From 1970 to 1980 he served in various credit capacities ultimately serving 6 years as Manager of Loan Administration. In 1980-81 he managed the Credit Department for Bank of Oklahoma, Tulsa, Oklahoma. From 1981 to 1998, Mr. Bowers served with NationsBank and its predecessor banks with both senior credit and commercial lending management responsibilities. Mr. Bower joined Local in May 1998.

         William C. Lee. Mr. Lee serves as Executive Vice President and is the Bank's principal Operations Officer. Mr. Lee joined Local in May 1998. Prior to joining the Bank, Mr. Lee was Executive Vice President and Chief Financial Officer of the Annuity Board of the Southern Baptist Convention, a pension and insurance management company, joining that institution in July 1991. Mr. Lee is a Director of Ultrak, Inc. and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in response to this Item is incorporated herein by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is incorporated herein by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements for the Years Ended December 31, 1999 and 1998, Six Months Ended December 31, 1997 and Year Ended June 30, 1997 are filed as part of this report:

         Independent Auditors' Report

         Report of Independent Public Accountants

         Consolidated Statements of Financial Condition as of December 31, 1999 and December 31, 1998.

         Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998, Six Months Ended December 31, 1997 and for the Year Ended June 30, 1997.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998, Six Months Ended December 31, 1997 and for the Year Ended June 30, 1997.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998, Six Months Ended December 31, 1997 and for the Year Ended June 30, 1997.

         Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules.

         No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3)   Management Contracts or Compensatory Plan Arrangements

         See exhibits marked with a double asterisk in Item 14(c) below.

(b)      Reports on Form 8-K

         On October 15, 1999, Local Financial Corporation issued a press release announcing the acquisition of Guthrie Savings, Inc., which operates as Guthrie Federal Savings Bank.

         On October 26, 1999, Local Financial Corporation issued a press release announcing its third quarter earnings.

         On February 4, 2000, Local Financial Corporation issued a press release announcing its earnings for 1999.

(c)      List of Exhibits.

Exhibit
Number            Description of Exhibit
-------           ----------------------

3.1* Certificate of Incorporation of Local Financial Corporation ("Local Financial")(1)

3.2*              Certificate of Amendment of Local Financial(1)

3.3*              Bylaws of Local Financial(1)

4.3* Indenture between Local Financial and The Bank of New York ("BONY"), as Trustee, dated September 8, 1997

4.4*              Form of Common Stock certificate of Local Financial

4.5*              Form of Senior Note (included in Exhibit 4.3)

10.7*             Employment Agreement between Local Financial and Edward A.
                  Townsend, dated September 8, 1997(2)*

10.8*             Employment Agreement between Local Financial and Jan A.
                  Norton, dated September 8, 1997(2)*

10.10* Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997(2)*

10.11             Local Financial Corporation 1998 Stock Option Plan(2)*

10.12             Form of Severance Agreement, dated January 1, 1999(2)*

10.13 First Amendment to Employment Agreement between Local Financial and Edward A. Townsend dated November 6, 1998(2)

10.14 First Amendment to Employment Agreement between Local Financial and Jan A. Norton dated November 6, 1998(2)

10.15 1998 Non-qualified Stock Option Agreement between Local Financial and Edward A. Townsend dated September 23, 1998(2)

10.16 1998 Non-qualified Stock Option Agreement between Local Financial and Jan A. Norton dated September 23, 1998(2)

21.0*             Subsidiaries of the Registrant(3)

27.0              Financial Data Schedule

-------------------------

(1) *These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 (effective April 21, 1998) and are incorporated by reference herein.

(2) These exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated by reference herein.

(3) This exhibit was filed with the Company's Post-Effective Amendment No. 1 to its Registration Statement on form S-1, Registration No. 333-43727 (effective April 21, 1999) and is incorporated by reference herein.

*Exhibits identified with an asterisk are management contracts or are compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LOCAL FINANCIAL CORPORATION

Date     March 7, 2000                By:   /s/ Edward A. Townsend
                                            ------------------------------------
                                            Chairman and Chief Executive Officer


Date     March 7, 2000                By:   /s/ Richard L. Park
                                            ------------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date     March 7, 2000                By:   /s/ Robert A. Kotecki
                                            ------------------------------------
                                            Robert A. Kotecki, Director


Date     March 7, 2000                By:   /s/ Joseph A. Leone
                                            ------------------------------------
                                            Joseph A. Leone, Director


Date     March 7, 2000                By:   /s/ George Nigh
                                            ------------------------------------
                                            George Nigh, Director


Date     March 7, 2000                By:   /s/ Jan A. Norton
                                            ------------------------------------
                                            Jan A. Norton, Director


Date     March 7, 2000                By:   /s/ Edward A. Townsend
                                            ------------------------------------
                                            Edward A. Townsend, Director


Date     March 7, 2000                By:   /s/ Kenneth W. Townsend
                                            ------------------------------------
                                            Kenneth W. Townsend, Director


Date     March 7, 2000                By:   /s/ J. David Rosenberg
                                            ------------------------------------
                                            J. David Rosenberg, Director


Date     March 7, 2000                By:   /s/ Andrew M. Coats
                                            ------------------------------------
                                            Andrew M. Coats, Director

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


           Independent Auditors' Report....................................F-1
           Report of Independent Public Accountants........................F-2

           Audited Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
              as of December 31, 1999 and 1998.............................F-3

           Consolidated Statements of Operations
              for the Years Ended December 31, 1999 and 1998,
              Six Months Ended December 31, 1997
              and the Year Ended June 30, 1997.............................F-4

           Consolidated Statements of Stockholders' Equity
              for the Years Ended December 31, 1999 and 1998,
              Six Months Ended December 31, 1997
              and the Year Ended June 30, 1997.............................F-5

           Consolidated Statements of Cash Flows
              for the Years Ended December 31, 1999 and 1998,
              Six Months Ended December 31, 1997
              and the Year Ended June 30, 1997.............................F-6

           Notes to Consolidated Financial Statements
              for December 31, 1999, 1998 and 1997 and June 30, 1997.......F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Local Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiary (the Company) as of December 31, 1999 and 1998, and related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, and for the six months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and for the six months ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                    KPMG LLP


Oklahoma City, Oklahoma
February 4, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Local Financial Corporation:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Local Financial Corporation and subsidiary (the "Company"), for the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Local Financial Corporation and subsidiary for the year ended June 30, 1997, in conformity with generally accepted accounting principles.




                                       Arthur Andersen LLP


Oklahoma City, Oklahoma
August 27, 1997 (except with
     respect to the matter discussed
     in Note 2, as to which the date
     is September 8, 1997)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 1999 and 1998
                    (Dollars in thousands, except share data)

                                         ASSETS                                          1999            1998
                                                                                      ----------      ----------
Cash and due from banks                                                               $   48,122          27,180
Interest bearing deposits with other banks                                                 7,700          27,700
Securities available for sale                                                            529,230         570,964
Loans receivable, net of allowance for loan losses of
    $28,297 at December 31, 1999 and $27,901 at December 31, 1998                      1,685,550       1,362,272
Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock, at cost            24,820          42,693
Premises and equipment, net                                                               31,805          23,959
Assets acquired through foreclosure and repossession, net                                    723             693
Intangible assets, net                                                                    18,227          17,843
Current and deferred taxes, net                                                           14,217          29,250
Other assets                                                                              21,213          26,425
                                                                                      ----------      ----------
        Total assets                                                                  $2,381,607       2,128,979
                                                                                      ==========      ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits:
      Demand                                                                          $  458,824          379,796
      Savings                                                                             73,546           74,963
      Time                                                                             1,315,970        1,213,315
                                                                                      ----------       ----------
        Total deposits                                                                 1,848,340        1,668,074

    Advances from the Federal Home Loan Bank of Topeka                                   302,035          220,033
    Senior notes                                                                          75,250           80,000
    Other liabilities                                                                     27,688           42,066
                                                                                      ----------       ----------
        Total liabilities                                                              2,253,313        2,010,173

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value, 25,000,000 shares authorized;
      20,537,269 shares issued and 20,537,209
      shares outstanding at December 31, 1999 and 1998                                       205              205
    Preferred stock, $0.01 par value, 5,000,000 shares authorized;
      none outstanding                                                                        --               --
    Additional paid-in capital                                                           206,758          206,758
    Retained earnings                                                                     72,189           50,197
    Treasury stock, 60 shares, at cost                                                  (151,274)        (149,436)
    Accumulated other comprehensive income                                                   416           11,082
                                                                                      ----------       ----------
        Total stockholders' equity                                                       128,294          118,806
                                                                                      ----------       ----------
        Total liabilities and stockholders' equity                                    $2,381,607        2,128,979
                                                                                      ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (Dollars in thousands, except share data)

                                                                                             SIX MONTHS
                                                                   YEARS ENDED DECEMBER 31,    ENDED      YEAR ENDED
                                                                   ------------------------- DECEMBER 31,  JUNE 30,
                                                                      1999         1998         1997         1997
                                                                   -----------  ------------ ------------ -----------
Interest and dividend income:
   Loans                                                         $  130,869        96,851       49,788     107,715
   Securities available for sale                                     34,141        41,862       28,113      81,861
   Securities held to maturity                                         --            --          3,193      27,363
   Federal Home Loan Bank of Topeka and
     Federal Reserve Bank stock                                       2,215         3,474        1,677       3,658
   Other investments                                                  1,073         5,017        2,433       2,067
                                                                   -----------  ------------ ------------ -----------
       Total interest and dividend income                           168,298       147,204       85,204     222,664
Interest expense:
   Deposit accounts                                                  70,576        74,743       40,672      83,091
   Advances from the Federal Home Loan
     Bank of Topeka                                                  14,901         7,547       14,005      57,442
   Securities sold under agreements to
     repurchase                                                        --             678        2,073      28,202
   Notes payable                                                      9,310         9,470        3,073       1,026
                                                                   -----------  ------------ ------------ -----------
       Total interest expense                                        94,787        92,438       59,823     169,761
Net interest and dividend income                                     73,511        54,766       25,381      52,903
   Provision for loan losses                                         (2,000)       (1,450)     (25,578)    (28,428)
                                                                   -----------  ------------ ------------ -----------
       Net interest and dividend income (loss)
         after provision for loan losses                             71,511        53,316         (197)     24,475
                                                                  -----------  ------------ ------------ -----------
Noninterest income:
   Deposit related income                                            13,606        10,389        4,105       7,410
   Loan fees and loan service charges                                 2,679         1,737          981       2,730
   Net gains (losses) on sale of assets                               1,201           932     (112,669)    (29,183)
   Other                                                              1,056         1,724          434       1,919
                                                                   -----------  ------------ ------------ -----------
       Total noninterest income (loss)                               18,542        14,782     (107,149)    (17,124)
                                                                   -----------  ------------ ------------ -----------
Noninterest expense:
   Compensation and employee benefits                                28,193        19,287        7,731      14,588
   Deposit insurance premiums                                           898         1,323          522      12,470
   Provision for uninsured risk                                          --            --           --       3,300
   Equipment and data processing                                      5,942         4,276        1,485       3,080
   Occupancy                                                          4,033         3,029        1,416       2,873
   Advertising                                                        1,498         2,080          522       1,556
   Professional fees                                                  2,587         2,142          984       1,152
   Other                                                             12,026         7,270       10,025      10,237
                                                                   -----------  ------------ ------------ -----------
       Total noninterest expense                                     55,177        39,407       22,685      49,256
                                                                   -----------  ------------ ------------ -----------
Income (loss) before provision (benefit) for income taxes
   and extraordinary item                                            34,876        28,691     (130,031)    (41,905)
Provision (benefit) for income taxes                                 12,627        10,254      (44,075)    (11,860)
                                                                   -----------  ------------ ------------ -----------
       Income (loss) before extraordinary item                       22,249        18,437      (85,956)    (30,045)
Extraordinary item - purchase and retirement of
   senior notes, net of tax                                            (257)           --           --          --
                                                                   -----------  ------------ ------------ -----------
   Net income (loss)                                             $   21,992        18,437      (85,956)    (30,045)
                                                                   ===========  ============ ============ ===========
Net income (loss) per share:
Income (loss) before extraordinary item:
     Basic                                                       $       1.08          0.90      (4.76)      (1.95)
                                                                   ===========  ============ ============ ===========
     Diluted                                                     $       1.08          0.89      (4.76)      (1.95)
                                                                   ===========  ============ ============ ===========
   Net income (loss):
     Basic                                                       $       1.07          0.90      (4.76)      (1.95)
                                                                   ===========  ============ ============ ===========
     Diluted                                                     $       1.07          0.89      (4.76)      (1.95)
                                                                   ===========  ============ ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                For the Years ended December 31, 1999 and 1998,
                     Six Months ended December 31, 1997 and
                        For the Year ended June 30, 1997
                             (Dollars in thousands)

                                                                                                        ACCUMULATED
                                                                       ADDITIONAL                          OTHER        TOTAL
                                                           COMMON      PAID-IN    RETAINED    TREASURY  COMPREHENSIVE STOCKHOLDERS'
                                                            STOCK      CAPITAL    EARNINGS    STOCK     INCOME(LOSS)   EQUITY
                                                           --------    --------   --------    --------  -----------   --------
Balance, June 30, 1996                                     $     --       8,797    147,761          --     (48,499)    108,059
 Comprehensive income (loss):
  Net loss                                                       --          --    (30,045)         --          --     (30,045)
  Net change in unrealized gains on securities available
    for sale, net of reclassification adjustment                 --          --         --          --      16,516      16,516
                                                                                                                      --------
  Comprehensive income (loss)                                                                                          (13,529)
 Capital contribution                                            --       8,099         --          --          --       8,099
                                                           --------    --------   --------    --------    --------    --------
Balance, June 30, 1997                                           --      16,896    117,716          --     (31,983)    102,629
 Comprehensive income (loss):
  Net loss                                                       --          --    (85,956)         --          --     (85,956)
  Net change in unrealized gains on securities available
    for sale, net of reclassification adjustment                 --          --         --          --      34,321      34,321
                                                                                                                      --------
  Comprehensive income (loss)                                                                                          (51,635)
 Issuance of common stock                                       197     180,870         --          --          --     181,067
 Purchase of treasury stock                                      --          --         --    (149,436)         --    (149,436)
                                                           --------    --------   --------    --------    --------    --------
Balance, December 31, 1997                                      197     197,766     31,760    (149,436)      2,338      82,625
 Comprehensive income:
  Net income                                                     --          --     18,437          --          --      18,437
  Net change in unrealized gains on securities available
    for sale, net of reclassification adjustment                 --          --         --          --       8,744       8,744
                                                                                                                      --------
  Comprehensive income                                                                                                  27,181
 Issuance of common stock                                         8       8,992         --          --          --       9,000
                                                           --------    --------   --------    --------    --------    --------
Balance, December 31, 1998                                      205     206,758     50,197    (149,436)     11,082     118,806
 Comprehensive income:
  Net income                                                     --          --     21,992          --          --      21,992
  Net change in unrealized gains on securities available
    for sale, net of reclassification adjustment                 --          --         --          --     (10,666)    (10,666)
                                                                                                                      --------
  Comprehensive income                                                                                                  11,326
 Settlement of the Redemption Agreement (note 2)                 --          --         --      (1,838)         --      (1,838)
                                                           --------    --------   --------    --------    --------    --------
Balance, December 31, 1999                                 $    205     206,758     72,189    (151,274)        416     128,294
                                                           ========    ========   ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)



                                                                                  SIX MONTHS
                                                       YEARS ENDED DECEMBER 31,     ENDED       YEAR ENDED
                                                     --------------------------   DECEMBER 31,   JUNE 30,
                                                        1999         1998            1997          1997
                                                     ----------    ----------     ----------    ----------
Cash provided by operating activities:
    Net income (loss)                                $   21,992        18,437        (85,956)      (30,045)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Provisions for loan losses and
          uninsured risk and losses on
          assets acquired through
          foreclosure and repossession                    2,000         1,450         25,641        31,804
        Deferred income tax expense (benefit)             7,941        11,259        (27,585)       (1,429)
        Accretion of discounts on loans
          acquired                                       (1,220)       (2,836)        (2,963)       (6,019)
        Amortization of deferred losses on
          interest rate swaps                                --            --            806            73
        Amortization (accretion) of
          premium (discount) on securities
          available for sale, net                        (3,188)       (5,390)           (95)        8,265
        Net amortization of premium on
          securities held to maturity                        --            --             97         2,090
        Depreciation and amortization                     3,261         3,448          1,347         2,688
        Net change in loans held for sale                 9,387        (9,055)        11,416        12,132
        (Gain) loss on sale of assets                    (1,201)         (932)       112,669        29,183
        Stock dividends received from
          Federal Home Loan Bank stock                   (2,070)       (3,474)        (1,677)       (3,658)
        Change in other assets                           10,308        20,862        (15,299)       (5,332)
        Change in other liabilities                      (9,009)       (1,140)         9,282        (9,296)
                                                     ----------    ----------     ----------    ----------
             Net cash provided by
                operating activities                     38,201        32,629         27,683        30,456
                                                     ----------    ----------     ----------    ----------
Cash provided (absorbed) by investing activities:
      Proceeds from sales of securities
        available for sale                              160,174        47,764        865,146       730,957
      Proceeds from principal collections
        on securities available for sale                246,140       233,323         52,735        13,245
      Proceeds from principal collections
        on securities held to maturity                       --            --         28,054        52,161
      Purchase of  securities available for sale       (367,496)     (272,937)        (6,001)           --
      Purchase of securities held to maturity                --            --        (74,440)      (73,389)
      Payments on termination of interest
        rate swap agreements                                 --            --        (47,283)           --
      Proceeds from sales of equity
        securities available for sale                        --            --             --        12,986


                                      F-6                        (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                 SIX MONTHS
                                                       YEARS ENDED DECEMBER 31,    ENDED         YEAR ENDED
                                                     --------------------------  DECEMBER 31,    JUNE 30,
                                                        1999         1998           1997           1997
                                                     ----------    ----------    ----------    ----------
Purchases of securities under
    agreements to resell                             $       --    (1,139,462)     (424,000)           --
Proceeds from maturity of securities
    purchased under agreements to resell                     --     1,317,462       246,000            --
Purchases of Federal Home Loan
    Bank and Federal Reserve Bank stock                  (4,659)           --        (3,424)      (80,850)
Proceeds from the sale of Federal
    Home Loan Bank and Federal Reserve Bank stock        24,602         8,797            --        67,883
Loans made by non-bank subsidiary                            --            --           (26)      (29,213)
Repayments of loans made by
    non-bank subsidiary                                      --            --        13,710        49,755
Proceeds from the sales of loans                             --        29,592            --            --
Change in loans receivable, net                        (308,612)     (184,306)      (24,814)      (63,247)
Proceeds from disposal of assets
    acquired through foreclosure and
    repossession                                          1,757           738         6,381        18,257
Purchases of premises and equipment                      (9,933)       (4,923)         (465)       (1,480)
Proceeds from sales of premises and
    equipment                                             1,313           130            25             9
Cash paid in acquisition of Guthrie Savings, Inc., net
    of cash and cash equivalents received                  (840)           --            --            --
Cash acquired in acquisition of
    Green Country Banking Corporation                        --         2,512            --            --
Cash paid in acquisition of BankSouth
    Corporation, net of cash and
    cash equivalents received                                --       (12,966)           --            --
                                                     ----------    ----------    ----------    ----------
             Net cash provided (absorbed) by
                investing activities                   (257,554)       25,724       631,598       697,074
                                                     ----------    ----------    ----------    ----------
Change in transaction accounts                           63,320        39,809        (3,697)        7,635
Change in time deposits                                  80,250      (212,923)      (38,126)       34,261
Change in securities sold under
    agreements to repurchase                                 --            --      (312,774)     (770,223)
Preceeds from advances from the
    Federal Home Loan Bank                              655,237       918,905     1,303,599     9,978,290
Repayments of advances from the
    Federal Home Loan Bank                             (573,235)     (799,608)   (1,757,377)   (9,886,271)
Proceeds from issuance of common stock                       --            --       181,067            --
Proceeds from issuance of senior notes                       --            --        80,000            --
Payments of debt issuance costs                              --            --        (4,344)           --
Repayments of note payable                                   --            --        (7,010)           --
Purchase of Senior notes                                 (4,750)           --            --            --
Purchase of treasury stock                                   --            --      (149,436)           --
Payment of liability assumed from
    Green Country Banking Corporation                        --        (3,162)           --            --
Change in advances by borrowers for
    taxes and insurance                                    (527)         (646)       (2,435)          542
                                                     ----------    ----------    ----------    ----------
             Net cash provided (absorbed) by
                financing activities                    220,295       (57,625)     (710,533)     (635,766)
                                                     ----------    ----------    ----------    ----------

                                F-7                              (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                  SIX MONTHS
                                                      YEARS ENDED DECEMBER 31,       ENDED       YEAR ENDED
                                                     -------------------------    DECEMBER 31,    JUNE 30,
                                                        1999         1998             1997          1997
                                                     ----------    ----------     ------------   ----------
Net change in cash and cash equivalents              $      942          728         (51,252)        91,764

Cash and cash equivalents at beginning of
    period                                               54,880       54,152         105,404         13,640
                                                     ----------   ----------      ----------     ----------
Cash and cash equivalents at end of period           $   55,822       54,880          54,152        105,404
                                                     ==========   ==========      ==========     ==========

Supplemental disclosures of cash flow information:
      Cash paid (received) during the period for:
        Interest                                     $   94,003       90,636          60,190        173,920
                                                     ==========   ==========      ==========     ==========
        Income taxes                                 $   (8,890)     (12,042)         (1,631)            --
                                                     ==========   ==========      ==========     ==========

Supplemental schedule of noncash
  investing and financing activities:
    Loans made to facilitate the sale of
      assets acquired through
      foreclosure and repossession                   $       --           --              --             79
                                                     ==========   ==========      ==========     ==========
    Transfers of loans to assets acquired
      through foreclosure and repossession           $    1,787          797           4,273         16,000
                                                     ==========   ==========      ==========     ==========
   Transfer of investments from held to
      maturity to available for sale at
      estimated market value (amortized cost
      of $454,496 for the six months ended
      December 31, 1997)                             $       --           --         448,180             --
                                                     ==========   ==========      ==========     ==========

   Transfer of debt securities to
      available for sale loans                       $       --           --           1,425             --
                                                     ==========   ==========      ==========     ==========
   Repayment of note payable and
      accrued interest by shareholders               $       --           --              --          8,099
                                                     ==========   ==========      ==========     ==========
  Transfer of assets acquired through
      foreclosure and repossessions to
      other assets                                   $       --           --           6,045             --
                                                     ==========   ==========      ==========     ==========

  Receivable on loans sold in other
     assets                                          $       --           --          34,594             --
                                                     ==========   ==========      ==========     ==========
  Stock issued in acquisition of Green
     Country Banking Corporation
     (See note 3)                                    $       --        9,000              --             --
                                                     ==========   ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Local Financial Corporation (Local Financial) is a bank holding company which owns 100% of the outstanding common stock of Local Oklahoma Bank, N.A. (Local). On March 31, 1999, Local Financial completed its merger of Local America Bank of Tulsa (LAB) into LAB's parent company, Local Federal Bank, with the merged entity operating under the name Local Oklahoma Bank. The merger was accounted for at historical cost as a combination of entities under common control similar to a pooling of interests. During 1999, Local filed an application with the Office of the Comptroller to convert to a national banking association. Concurrent with Local's charter conversion, Local Financial filed an application with the Federal Reserve Board to become registered as a bank holding company. Both applications were subsequently approved and Local converted to a national banking association on May 11, 1999. The accounting and reporting practices of Local Financial and its subsidiary reflect industry practices and are in accordance with generally accepted accounting principles. The more significant policies are described below.

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

                                      F-9                        (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


     (c)  SECURITIES

          The Company's securities consist primarily of mortgage-backed certificates and U. S. Government and agencies securities. Mortgage-backed certificates consist of mortgage-backed pass-through certificates (MBS) and mortgage-derivative securities (MDS) such as collateralized mortgage obligations and real estate mortgage investment conduits. Local does not own any principal only, interest only or residual tranches of mortgage-backed certificates. The Company classifies its securities as held to maturity, available for sale and held for trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. No investment securities within the portfolio are considered trading or held to maturity at December 31, 1999 and 1998. The Company has classified all of its securities as available for sale. At the time of purchase, the Company classifies securities as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity.

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

          Investment in Federal Reserve Bank (FRB) and Federal Home Loan Bank of Topeka (FHLB) stock are required investments and are carried at cost.

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

                                      F-10                       (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


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

     (g)  LOANS HELD FOR SALE AND GAINS AND LOSSES FROM THE SALE OF LOANS

          Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than residential real estate and student loans held for sale at December 31, 1999 and 1998.

          Gains and losses resulting from the sale of loans are determined by the specific identification method and reflect the extent that sales proceeds exceed or are less than the carrying value of the loans sold. In some cases, the Company sells loans and continues to service such loans for

                                      F-11                       (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



          the investor. In these cases, the Company recognizes either a servicing asset, at its allocated previous carrying amount based on relative fair value, or a servicing liability at fair value. Any servicing assets recognized as part of the sale are amortized as a deduction from servicing income in proportion to and over the period of estimated net servicing income. To the extent sales of loans involve the sale of part of a loan or a pool of loans, the cost basis is allocated based upon the relative fair value of the portion sold and the portion retained. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 1999 and 1998, the carrying value of servicing assets was not impaired.

     (h)  LOAN SERVICING

          Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $102,736,000 and $121,232,000, at December 31, 1999 and 1998, respectively. Net servicing fees earned totaled approximately $423,000, $466,000, $291,000 and $521,000 for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and for the year ended June 30, 1997, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

          At December 31, 1999 and 1998, unamortized servicing assets were approximately $1,383,000 and $1,924,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $706,000, $1,024,000, $363,000, and $1,006,000, was
          charged against loan servicing income for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, respectively.

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

     (j)  ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

          Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Company continually

                                      F-12                          (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


          through sales and rental activities and by updated appraisals and other valuation methods when needed. The allowance for losses on assets acquired through foreclosure and repossession is an amount which management believes will be adequate to absorb losses from the disposition and/or revaluation of these assets. Additions or reversals of the allowance for losses on assets acquired through foreclosure and repossession are provided as an expense or a benefit, respectively, through other expense in the accompanying consolidated statements of operations. The allowance for losses is charged or reduced as losses through sales or revaluations are incurred.

     (k)  DEBT ISSUANCE COSTS

          The Company capitalizes all costs related to the issuance of debt. Unamortized debt issuance costs at December 31, 1999 and 1998, of approximately $2,855,000 and $3,689,000, respectively, are included in other assets in the consolidated statements of financial condition. Debt issuance costs are amortized over the life of the senior notes as a yield adjustment to notes payable interest expense in the consolidated statements of operations.

     (l)  INTANGIBLE ASSETS

          Intangible assets consist of goodwill and core deposit premiums. Goodwill represents the excess cost over fair value of net assets acquired in 1999 and 1998 and is being amortized on a straight-line basis over a 15-year period. The Company evaluates the recoverability of these intangible assets by assessing whether the amortization of the asset balances over their remaining lives can be recovered through projected cash flows. The amount of impairment, if any, is measured based on projected discounted cash flows. No impairment was recognized at December 31, 1999 and 1998.

          Amortization expense totaled approximately $1,654,000 and $1,934,000 for the years ended December 31, 1999 and 1998, respectively, $619,000 for the six months ended December 31, 1997, and $1,238,000 for the year ended June 30, 1997. Accumulated amortization of goodwill and core deposit premiums at December 31, 1999 and 1998, totaled approximately $4,527,000 and $11,473,000, respectively.

     (m)  INTEREST RATE SWAP, CAP AND FLOOR AGREEMENTS

          Interest rate swap, cap and floor agreements may be entered into as a hedge to stabilize the Company's funding cost and to stabilize the Company's yield on floating rate debt securities, and as part of the Company's overall asset/liability management program. The most frequently used derivative products are various types of interest rate swaps. However, interest rate caps and floors may also be utilized. These derivatives are typically classified as either hedges or synthetic alterations. The criteria that must be satisfied for each of these classifications are as follows: (i) Hedge - the asset or liability to be hedged exposes the Company, as a whole, to interest rate risk; (ii) Synthetic alteration - the asset or liability converted exposes the Company, as a whole, to interest rate risk and the derivative is designed and effective as a synthetic alteration of a statement of financial condition item. Net interest income or expense from the interest rate swap, cap and floor agreements is recorded as an adjustment to the interest income/expense of the hedged asset/liability, respectively. Premiums paid for caps and floors are amortized over their contractual lives using the straight-line method. When

                                      F-13                          (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


          interest rate swap agreements are sold or settled without the simultaneous disposition of a hedged item, any gain or loss is deferred and amortized into interest income or expense over the remaining term of the swap agreement or until disposition of the hedged item. As the assets or liabilities being hedged are sold or liquidated, a proportionate amount of the deferred gain or loss and unamortized premiums is also recognized. Deferred gains or losses and unamortized premiums are reflected as an adjustment to the carrying value of the hedged item in the consolidated statements of financial condition. There were no such agreements outstanding at December 31, 1999 and 1998.

     (n)  INCOME TAXES

          Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     (o)  NET INCOME (LOSS) PER SHARE

          Basic net income (loss) per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method. As a result of the recapitalization discussed in Note 2, the weighted average number of shares used in the computation of income (loss) per share is 15,400,000 for the year ended June 30, 1997 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the year ended December 31, 1999 and the six months ended December 31, 1997 the weighted average number of shares are 20,537,209 and 18,066,000, respectively. Stock options and warrants to purchase common stock discussed in Notes 2 and 18 were outstanding during the year ended December 31, 1999 and the six months ended December 31, 1997, but were not included in the computation of diluted income (loss) per share because the average share price was below the exercise price during the year ended December 31, 1999, and because of the net loss for the six months ended December 31, 1997.

          The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the year ended December 31, 1998.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                         SHARES                 PER SHARE
                                               NET INCOME              OUTSTANDING                AMOUNT
                                               ------------            ------------            ------------
Basic net income per share                     $ 18,437,000              20,431,698                 $   .90
                                                                                                   ========
Effect of dilutive securities:
    Warrants                                             --                  52,599
    Options                                              --                 122,822
                                               ------------            ------------

Diluted net income per share                   $ 18,437,000              20,607,119                  $  .89
                                               ============            ============                ========


                                      F-14                          (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



     (p)  SEGMENTS

          The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. Local has one active operating subsidiary, Local Securities, which qualifies as a separate operating segment, however, is it not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information".

     (q)  NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement is required to be adopted by the Company in 2001 as set forth in SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Management does not anticipate this statement to have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

     (r)  RECLASSIFICATIONS

          Reclassifications have been made to certain amounts reported in 1998 and 1997 to conform with the 1999 presentation.

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

     In connection with the securities offering and redemption, the existing board of directors resigned and a new board of directors was appointed. In addition, a new chief executive officer and a new

                                      F-15                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


     president of the Company were appointed. Prior to the securities offering and change in management, the Company's strategy had been to operate a low cost institution structured around the following areas: (i) a nationally diversified wholesale commercial real estate mortgage portfolio; (ii) a retail deposit franchise within Oklahoma operated on a low-overhead basis delivering a traditional set of thrift products and services, including conforming single-family residential home loans, equity, student guaranteed, direct automobile and installment loans through its branch network; (iii) a wholesale securities portfolio involving derivative mortgage securities funded both by retail, as well as, wholesale funding through advances from the FHLB and securities sold under agreements to repurchase; and (iv) origination of indirect subprime automobile finance contracts through dealerships in Oklahoma and Florida (originations ceased in fiscal 1997). New management has among other things, (i) ceased the wholesale securities strategy previously employed by the Company and caused the Company to sell all or a substantial portion of its derivative mortgage portfolio and (ii) utilized the proceeds to repay outstanding advances from the FHLB and securities sold under agreements to repurchase, as well as terminated and liquidated the Company's interest rate contracts associated with the derivative mortgage portfolio and the advances from the FHLB and securities sold under agreements to repurchase.

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

     On August 26, 1999, the Company entered into a settlement of the Redemption Agreement. As a consequence of the settlement of the Redemption Agreement, the Company's stockholders' equity was reduced by approximately $1,800,000 by an increase to the cost of treasury stock in the consolidated statements of financial condition in recognition of the agreed adjustments to the claims, liabilities and disputes which had arisen (See note 16). Supplemental cash flow information of noncash activities as a consequence of the settlement were a transfer from other assets to other liabilities and treasury stock of approximately $5,712,000 and $1,838,000, respectively.

(3) ACQUISITIONS

     On October 15, 1999, Local acquired Guthrie Savings, Inc. (Guthrie) and its subsidiary, Guthrie Federal Savings Bank, F.S.B. for approximately $9,340,000 in cash. This acquisition was accounted for under the purchase method of accounting in which the purchase price was allocated to the net assets acquired based upon their fair market values at the date of acquisition.

                                      F-16                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



     Unaudited balance sheet information for Guthrie, at fair value, on the date of acquisition is as follows (in thousands):

                Cash and due from banks                         $     8,500
                Securities available for sale                        10,180
                Loans receivable, net                                25,080
                Premises and equipment, net                           1,180
                Other assets                                             42
                                                                 ----------
                          Total assets                               44,982
                                                                 ----------
                Deposits                                             36,696
                Current and deferred taxes, net                         114
                Other liabilities                                       870
                                                                 ----------
                          Total liabilities                          37,680
                                                                 ----------
                Net assets at fair value                         $    7,302
                                                                 ==========

     The excess of the purchase price of approximately $9,340,000 over the net assets acquired of approximately $7,302,000 was allocated to goodwill. The resulting goodwill of approximately $2,038,000 is being amortized on a straight-line basis over 15 years.

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

     The excess of the Green Country and BankSouth purchase price of approximately $29,334,000 over the net assets acquired of approximately $11,336,000 was allocated to goodwill. The resulting goodwill of approximately $17,998,000 is being amortized on a straight-line basis over 15 years.

     The following unaudited pro forma information presents the combined results of operations as if the acquisitions of Guthrie, Green Country, and BankSouth had occurred as of January 1, 1998, after giving effect to amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies been combined during such periods.

                                      F-17                        (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


                                                                     YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                               1999                      1998
                                                         -----------------         ------------------
                Net interest and dividend income            $   74,829,000         63,180,000
                Income before extraordinary item                22,506,000         19,587,000
                Net income                                      22,249,000         19,587,000

                Net income per share:
                    Income before extraordinary item
                      Basic                                           1.10               0.96
                      Diluted                                         1.10               0.95

                    Net income
                      Basic                                           1.08               0.96
                      Diluted                                         1.08               0.95

(4) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

     Securities purchased under agreements to resell for the year ended December 31, 1998, are summarized as follows (in thousands):

             Average outstanding balance                                        $     70,369
             Maximum month-end balance                                               231,000
             Mortgage-backed securities securing the agreements
              at period-end:
                 Carrying value                                                           --
                 Estimated market value                                                   --


     Securities purchased under agreements to resell are held by the broker-dealers who arranged the transactions. The agreements generally mature within one month. There are no securities purchased under agreements to resell at December 31, 1999 and 1998.

(5)  SECURITIES

     A comparative summary of securities available for sale is as follows (in thousands):

                                                                     GROSS           GROSS         ESTIMATED
                                                    AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                                     COST            GAINS           LOSSES         VALUE
                                                -------------     ------------    ------------    ------------
       December 31, 1999:
           U.S. Government and agency
             securities                            $   21,900              4            371         21,533
           Municipal securities                           535              5             --            540
           Collateralized mortgage obligations        493,767         10,479          9,499        494,747
           Mortgage-backed securities                  12,389             64             43         12,410
                                                   ----------     ----------      ---------       --------
                                                   $  528,591         10,552          9,913        529,230
                                                   ==========     ==========      =========       ========

                                      F-18                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997

                                                                     GROSS           GROSS         ESTIMATED
                                                    AMORTIZED      UNREALIZED      UNREALIZED       MARKET
                                                     COST            GAINS           LOSSES         VALUE
                                                -------------     ------------    ------------    ------------
       December 31, 1998:
           U.S. Government and agency
             securities                             $  38,988            104             --         39,092
           Municipal securities                           965             --             --            965
           Collateralized mortgage obligations        505,310         17,231            413        522,128
           Mortgage-backed securities                   8,653            128              2          8,779
                                                    ---------     ----------      ---------       --------
                                                    $ 553,916         17,463            415        570,964
                                                    =========     ==========      =========       ========


Maturities of investment securities classified as available for sale at December 31, 1999, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                AMORTIZED               ESTIMATED
                                                                                  COST                MARKET VALUE
                                                                               ------------           -------------
                    Due in one year or less                                    $     7,626            $     7,595
                    Due from one to five years                                      14,798                 14,463
                    Due greater than five years                                         11                     15
                                                                               -----------            -----------
                                                                                    22,435                 22,073
                    Mortgage-backed securities                                      12,389                 12,410
                    Collateralized mortgage obligations                            493,767                494,747
                                                                               -----------            -----------
                                                                               $   528,591            $   529,230
                                                                               ===========            ===========

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

     At December 31, 1999 and 1998, securities available for sale included floating rate securities with an amortized cost of approximately $156,433,000 and $299,746,000, respectively, and fixed-rate securities of approximately $372,158,000 and $254,169,000, respectively. The floating-rate securities' weighted average rate was 8.36% and 7.6% at December 31, 1999 and 1998, respectively. The fixed rate securities' weighted average rate was 6.73% and 6.36% at December 31, 1999 and

                                      F-19                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


     1998, respectively. The overall weighted average rate of securities was 7.21% and 7.05% at December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, securities with a total par amount of $67,719,000 and $276,566,000, respectively, were pledged to secure various deposits, borrowings, and securitization transactions. Accrued interest receivable on securities of approximately $3,108,000 and $3,307,000 was included in other assets at December 31, 1999 and 1998, respectively.

     Proceeds from sales of securities available for sale for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and for the year ended June 30, 1997, were approximately $160,174,000, $47,764,000, $865,146,000, and $730,957,000, respectively. Gross gains of approximately $809,000, $2,189,000 and $12,788,000 were realized for the years ended December 31, 1999 and 1998, and for the six months ended December 31, 1997, respectively. No gross gains were realized for the year ended June 30, 1997. Gross losses of $685,000, $5,000, $17,398,000, and $29,889,000, were realized for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and for the year ended June 30, 1997, respectively, and are included in net gains (losses) on sale of assets in the accompanying consolidated statements of operations. Gains and losses from loans securitized and sold are not included above.

     In prior years the Company owned Student Loan Marketing Association Preferred Stock which was sold during 1997. Proceeds from the sale of those securities during 1997 were approximately $12,986,000 with gross gains of approximately $307,000 realized in 1997.

(6)  LOANS RECEIVABLE

     Loans receivable are summarized below at amortized cost (in thousands):

                                                                                            DECEMBER 31,
                                                                                ----------------------------------
                                                                                      1999              1998
                                                                                -----------------  ----------------

                             Residential real estate loans                      $       362,351          344,565
                             Commercial                                               1,183,368          927,682
                             Held for sale                                                6,801           16,188
                             Consumer loans                                             161,327          101,738
                                                                                -----------------  ----------------

                                     Total loans                                      1,713,847        1,390,173
                             Less:
                                 Allowance for loan losses                              (28,297)         (27,901)
                                                                                -----------------  ----------------

                                     Loans receivable, net                      $     1,685,550        1,362,272
                                                                                =================  ================

     Accrued interest receivable on loans of approximately $13,360,000 and $8,586,000 was included in other assets at December 31, 1999 and 1998, respectively.

                                F-20                                (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



An analysis of the allowance for loan losses is as follows (in thousands):


                                                                             SIX MONTHS
                                         YEARS ENDED DECEMBER 31,               ENDED             YEAR ENDED
                                    ------------------------------------     DECEMBER 31,          JUNE 30,
                                           1999               1998               1997                1997
                                    ----------------   -----------------    ---------------     ----------------
Balance at beginning of period        $  27,901             20,484               11,435               3,228
    Allowance acquired                      340              7,284                   --                  --
    Loans charged off                    (3,853)            (1,504)             (16,554)            (20,293)
    Recoveries                            1,909                187                   25                  72
                                    ----------------   -----------------    ---------------     ----------------
      Net loans charged off              (1,944)            (1,317)             (16,529)            (20,221)

    Provision for loan losses,            2,000              1,450               25,578              28,428
      primarily related to
      indirect automobile
      loans prior to 1998
                                    ----------------   -----------------    ---------------     ----------------
Balance at end of period              $  28,297             27,901               20,484              11,435
                                    ================   =================    ===============     ================

     Other than Oklahoma, the Company has granted commercial real estate loans to customers principally in Texas, California, New York and Oregon. The remainder of the Company's portfolio is significantly concentrated in Oklahoma. Although the Company has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their loan contracts is dependent upon the overall economy as well as the economy of the respective states.

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

     In connection with the BankSouth acquisition in 1998 (see note 3), the Company acquired a portfolio of indirect automobile loans of approximately $20,000,000. Management believes that this portfolio, while containing more risk than direct automobile loans, represents less risk than the


                                F-21                                (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


     program previously conducted prior to the change in ownership. In management's opinion, adequate allowances have been established to properly reflect the losses inherent in these loans at December 31, 1999 and 1998.

     At December 31, 1999 and 1998, the Company classified approximately $2,222,000 and $1,176,000, respectively, of loans as impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998, was approximately $957,000 and $1,179,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $115,000 and $48,000 for the years ended December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, loans to directors, officers and employees of the Company aggregated approximately $7,276,000 and $3,662,000, respectively. In management's opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

(7)  PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                    ----------------------------------------
                                                                           1999                 1998
                                                                    -------------------  -------------------
         Land                                                          $     4,882                4,711
         Buildings and building improvements                                24,171               20,739
         Furniture, fixtures and equipment                                  20,537               15,474
                                                                    -------------------  -------------------
                                                                            49,590               40,924
         Less accumulated depreciation and amortization                    (17,785)             (16,965)
                                                                    -------------------  -------------------
                                                                       $    31,805               23,959
                                                                    ===================  ===================

     Depreciation and amortization expense relating to premises and equipment for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997 was approximately $2,305,000, $1,730,000, $692,000, and $1,450,000, respectively.

(8)  ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

     Assets acquired through foreclosure and repossession amounted to $723,000 and $693,000 at December 31, 1999 and 1998, net of allowances of $114,000 and $139,000, respectively. For the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and for the year ended June 30, 1997, income (expense) from assets acquired through foreclosure and repossession totaled approximately $(36,000), $(127,000), $69,000, and $873,000, respectively. The Company records net income (expense) from assets acquired through foreclosure and repossessions in other noninterest income if in a net income position or in other noninterest expense if in a net expense position, while the gain or loss portion is included in net gains (losses) on sale of assets.

                                F-22                                (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


(9)  DEPOSIT ACCOUNTS

     Accrued interest on deposit accounts of approximately $4,019,000 and $4,206,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 1999 and 1998, respectively.

     The aggregate amount of certificates of deposit with a denomination greater than $100,000 was approximately $207,000,000 and $93,000,000 at December 31, 1999 and 1998, respectively.

     Contractual maturities of time deposits at December 31, 1999, are summarized as follows (dollars in thousands):

               YEAR ENDING DECEMBER 31,                            AMOUNT
                                                              ------------------
                         2000                                    $   983,980
                         2001                                        266,321
                         2002                                         39,351
                         2003                                         14,369
                         2004 and thereafter                          11,949
                                                              ------------------
                                                                 $ 1,315,970
                                                              ==================

       Legislation was enacted in fiscal 1997 which required institutions holding deposits insured by the Savings Association Insurance Fund (SAIF) to pay a one-time fee of approximately 65 cents for each $100 of SAIF insured deposits. The Company accrued its one-time assessment of approximately $10,311,000 during September 1996.

(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows (dollars in thousands):

                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      1997              1997
                                                                               -----------------  ---------------
    Average outstanding balance                                                       $   57,579          421,706
    Weighted average interest rate during the period                                        5.61%            5.83%
    Maximum Month-end balance                                                         $  239,914          942,315
    Outstanding balance at the end of the period                                              --          310,801
    Weighted average rate at the end of the period                                            --             5.55%
    Mortgage-backed securities securing the agreements at
         period end:
           Carrying value                                                             $       --          335,202
           Estimated market value                                                             --          322,451
     Accrued interest payable at the end of the period                                        --            1,327

     Securities sold under agreements to repurchase were delivered to the broker-dealers who arranged the transactions. The agreements generally matured within one month.

     Additional interest expense incurred on interest rate swaps not included in the above average rates totaled approximately $444,000, and $5,227,000, for the six months ended December 31, 1997, and the year ended June 30, 1997, respectively.

                                F-23                                 (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                December 31, 1999, 1998 and 1997, June 30, 1997


     There are no securities sold under agreements to repurchase at December 31, 1999 and 1998. All agreements outstanding at June 30, 1997, were either retired or replaced with FHLB advances as part of the Company's ongoing asset/liability management strategy.

(11) ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA

     Advances from the FHLB are summarized as follows (dollars in thousands):

                                                                           DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                            1999                                  1998
                                             -------------------------------------------------------------------------------
                                                               WEIGHTED                                 WEIGHTED
                                                               AVERAGE                                  AVERAGE
                                                              CONTRACTUAL                             CONTRACTUAL
                                              BALANCE            RATE               BALANCE               RATE
                                           --------------     --------------     --------------      --------------
              Variable rate                   $   237,005           5.86%           $        --              --%
              Fixed rate                           65,030           5.50                220,033            4.77
                                           --------------                        --------------
                                              $   302,035           5.78%           $   220,033            4.77%
                                           ===============    ==============     ==============      ==============


     At December 31, 1999, the Company had $300,000,000 in borrowing capacity under a collateralized line of credit with the FHLB. Approximately $32,000,000 was advanced under the line of credit at December 31, 1999. The line of credit expires on October 20, 2000, and bears interest at a floating rate.

     Additionally, the Company has letters of credit with the FHLB of approximately $110,700,000 at December 31, 1999. The letters of credit have one year terms and were pledged to secure certain deposits.

     The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and the letters of credit, which can include such items as first mortgage loans, investment securities and interest bearing deposits, which are not already pledged or encumbered. At December 31, 1999, the Company had approximately $19,819,000 in investment securities pledged against FHLB advances.

     Scheduled principal repayments of advances from the FHLB at December 31, 1999, were as follows (dollars in thousands):

                                                                                               WEIGHTED
                                                                                               AVERAGE
                                                                                              CONTRACTUAL
                   YEAR ENDING DECEMBER 31,                              AMOUNT                  RATE
                                                                  ---------------------  ---------------------
                           2000                                      $    82,005                    5.88%
                           2001                                               --                      --
                           2002                                           40,000                    6.26
                           2003                                           25,000                    4.29
                           2004 and thereafter                           155,030                    5.85
                                                                  ---------------------  ---------------------
                                                                     $   302,035                    5.78%
                                                                  =====================  =====================

                                      F-24
                                                                   (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



(12) SENIOR NOTES

     Senior notes of $75,250,000 and $80,000,000 at 11% and issued to individual investors were outstanding at December 31, 1999 and 1998, respectively. During 1999, the Company purchased and retired $4,750,000 of Senior Notes, resulting in a $257,000 extraordinary loss, net of tax benefit of $138,000. The extraordinary loss had a $(0.01) per share impact on basic and diluted net income per share. Senior notes are due September 8, 2004 and pay interest semiannually. Senior notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the senior notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness.

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

     The Company may enter into a variety of interest-rate swap transactions in managing its interest rate exposure. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company minimizes its credit exposure to interest rate counterparties by entering into the transactions with counterparties that have been rated in one of the top three investment ratings by at least two nationally recognized credit rating agencies. The Company may also utilize interest rate caps and floors to manage its interest rate exposure through the use of these instruments.

     Effective with the change in ownership on September 8, 1997, all outstanding interest rate swap, cap and floor agreements were terminated and are included in net gains (losses) on sale of assets in the consolidated statements of operations. The termination of the interest rate swap agreements, totaling

                                      F-25                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


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

     During fiscal 1997, the Company terminated interest rate swaps used to hedge securities sold under agreements to repurchase and FHLB advances with a notional principal amount of $100,000,000 resulting in a loss of approximately $3,825,000 which was being amortized over the life of the original swap agreement of approximately 7 years. (See discussion above on termination of interest rate swaps in connection with the change in ownership on September 8, 1997.) As a result of interest rate swap terminations, amortization of deferred gains and losses resulted in the recognition of approximately $73,000 in net losses during fiscal year 1997.

     The net effect of the interest rate swaps, caps and floors on net interest income was a decrease of approximately $21,148,000 ($13,746,000 net of income tax) for the year ended June 30, 1997. Such decrease was attributable primarily to interest rate swaps used to hedge a portion of the Company's cost of borrowings in periods of rising interest rates.

(14) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities available for sale, net of reclassification adjustment, and is presented in the consolidated statements of stockholders' equity. Reclassification adjustment consists of realized gains and loss on securities available-for-sale included in the consolidated statement of operations.

     The changes in the components of other comprehensive income (loss) are reported net of income taxes for the periods indicated as follows:

                                                                             YEAR ENDED DECEMBER 31, 1999
                                                              ---------------------------------------------------------
                                                                  PRE-TAX              TAX                 NET
                                                                  AMOUNT              EFFECT             AMOUNT
                                                              ------------------  -----------------  ------------------
       Unrealized gain on securities:
           Unrealized holding loss arising during the
             period                                           $  (16,285)             5,700             (10,585)
           Less: reclassification adjustment for gains
             included in net income                                 (124)                43                 (81)
                                                             ------------------  -----------------  ------------------
       Other comprehensive loss                               $  (16,409)             5,743             (10,666)
                                                             ==================  =================  ==================


                                      F-26                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



                                                                             YEAR ENDED DECEMBER 31, 1998
                                                            -----------------------------------------------------------
                                                                  PRE-TAX              TAX                 NET
                                                                  AMOUNT              EFFECT             AMOUNT
                                                            ------------------  -----------------  --------------------
       Unrealized gain on securities:
           Unrealized holding gain arising during the
             period                                          $   15,636             (5,472)             10,164
           Less: reclassification adjustment for gains
             included in net income                              (2,184)               764              (1,420)
                                                             ------------------  -----------------  ------------------
       Other comprehensive income                            $   13,452             (4,708)              8,744
                                                             ==================  =================  ==================

                                                                        SIX MONTHS ENDED DECEMBER 31, 1997
                                                             ---------------------------------------------------------
                                                                  PRE-TAX              TAX                 NET
                                                                  AMOUNT              EFFECT             AMOUNT
                                                             ------------------  -----------------  ------------------
      Unrealized loss on securities:
          Unrealized holding loss arising during the
            period                                           $    (6,532)             2,286              (4,246)
          Less: reclassification adjustment for losses
            included in net income                                59,334            (20,767)             38,567
                                                             ------------------  -----------------  ------------------
      Other comprehensive income                             $    52,802            (18,481)             34,321
                                                             ==================  =================  ==================

                                                                               YEAR ENDED JUNE 30, 1997
                                                             ----------------------------------------------------------
                                                                  PRE-TAX              TAX                 NET
                                                                  AMOUNT              EFFECT             AMOUNT
                                                             ------------------  -----------------  -------------------
       Unrealized loss on securities:
           Unrealized holding loss arising during the
             period                                          $    (4,174)             1,462              (2,712)
           Less: reclassification adjustment for losses
             included in net income                               29,582            (10,354)             19,228
                                                             ------------------  -----------------  ------------------
       Other comprehensive income                            $    25,408             (8,892)             16,516
                                                             ==================  =================  ==================


                                      F-27                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



(15) INCOME TAXES

     The provision (benefit) for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (in thousands):

                                                                               SIX MONTHS
                                         YEARS ENDED DECEMBER 31,                ENDED            YEAR ENDED
                                  ---------------------------------------      DECEMBER 31,         JUNE 30,
                                        1999                 1998                 1997                1997
                                  ------------------   ------------------   ------------------   ---------------
Income (loss) from                  $
    operations before
    extraordinary item                  12,627              10,254              (44,075)             (11,860)
Extraordinary item                        (138)                 --                   --                   --
Stockholders' equity                    (5,743)              4,708               18,481                8,892
                                   -----------------   ------------------   ------------------   ---------------
                                    $    6,746              14,962              (25,594)              (2,968)
                                   =================   ==================   ==================   ===============

     Components of the provision (benefit) for income taxes from operations are as follows (in thousands):

                                                                               SIX MONTHS
                                         YEARS ENDED DECEMBER 31,                ENDED            YEAR ENDED
                                  ---------------------------------------      DECEMBER 31,         JUNE 30,
                                        1999                 1998                 1997                1997
                                  ------------------   ------------------   ------------------   ---------------
Current income tax expense
    (benefit)                       $   4,686               (1,005)             (16,490)             (10,431)
Deferred income tax expense
    (benefit)                           7,941               11,259              (27,585)              (1,429)
                                  ------------------   ------------------   ------------------   ---------------
                                    $  12,627               10,254              (44,075)             (11,860)
                                  ==================   ==================   ==================   ===============

     The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision (benefit) for income taxes based on the statutory rates with the effective rates is as follows (in thousands):

                                                                                    SIX MONTHS
                                              YEARS ENDED DECEMBER 31,                 ENDED            YEAR ENDED
                                       ---------------------------------------      DECEMBER 31,         JUNE 30,
                                              1999                 1998                1997                1997
                                       ------------------   ------------------  ------------------   --------------
Income tax at statutory rate (35%)           $  12,207             10,042           (45,511)           (14,667)
    Provision for deferred tax assets               --                 --               742              2,000
    Effect of state income tax
      (benefit), net of federal                  1,215                549            (5,236)            (3,013)
    Change in valuation allowance               (1,370)              (384)            6,254              2,949
    Other, net                                     575                 47              (324)               871
                                           ---------------    -------------     ----------------     --------------
    Provision (benefit) for income
      taxes                                  $  12,627             10,254           (44,075)           (11,860)
                                           ===============    =============     ================     ==============

                                      F-28                          (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



     Current income tax payable of approximately $506,000 and current income tax receivable of approximately $12,204,000 are included in current and deferred taxes, net in the consolidated statements of financial condition at December 31, 1999 and 1998, respectively. Deferred income tax assets and liabilities are included in current and deferred taxes, net in the consolidated statements of financial condition and consisted of the following (in thousands):

                                                                      DECEMBER 31,
                                                             -----------------------------
                                                                1999                1998
                                                             ----------         ----------
Deferred income tax assets:
    Realized losses on available for sale securities         $    6,458              7,711
    Federal net operating loss carryforwards                         --              6,668
    AMT tax credits                                               3,051              6,087
    State net operating loss carryforwards                        5,665              7,035
    Allowance for loan losses                                     7,691              4,200
    Other                                                         3,781              4,432
                                                             ----------         ----------
                                                                 26,646             36,133
                                                             ----------         ----------
Deferred income tax liabilities:
    Stock dividends receivable                                   (2,031)            (2,564)
    Depreciation and amortization                                (1,698)            (1,622)
    Deferred loan fees                                           (1,314)            (1,287)
    Unrealized gains on available for sale securities              (223)            (5,966)
    Other                                                          (992)              (613)
                                                             ----------         ----------
                                                                 (6,258)           (12,052)
                                                             ----------         ----------
    Net deferred tax asset                                       20,388             24,081
Valuation allowance on state NOL's                                5,665              7,035
                                                             ----------         ----------
    Deferred tax asset, net                                  $   14,723             17,046
                                                             ==========         ==========

     At December 31, 1999, the Company had approximately $145,244,000 of operating loss carryforwards available for state income tax purposes. The state net operating losses expire in varying amounts between 2006 and 2013. At December 31, 1999, the Company had approximately $3,051,000 of alternative minimum tax credits available for carryover.

     During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. The tax loss for the year ended June 30, 1997, and the six months ended December 31, 1997, was a result of the Company exiting the indirect subprime automobile lending program, terminating the interest rate swap agreements, and discontinuing the wholesale securities strategy previously employed by former management. Based on the current strategy of new management and current taxable income for the years ended December 31, 1999 and 1998, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

                                      F-29                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



     As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for income tax purposes during 1997. The Company is required to recapture the excess of the qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over a six-year period, beginning in its tax year ended June 30, 1999. The recapture amount is estimated to be $7,327,000 and the qualifying and nonqualifying base year tax reserves totaled approximately $8,116,000 and $1,373,000, respectively.

     In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 1999, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $14,744,000. The amount of unrecognized deferred tax liability at December 31, 1999, was approximately $5,161,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

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

     Under the LAB Assistance Agreement, a dispute exists between LAB and the FDIC regarding tax benefits which have been received. Management, after consultation with legal counsel and based on available facts and proceedings to date, has determined that it is probable that LAB has some liability to the FDIC with regard to the tax benefits. The Company's estimate of this liability was approximately $13,000,000, which is included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 1998. The Company provided for this liability through a provision for uninsured risk in the consolidated statements of operations for the years ended June 30, 1997 and 1996. The FDIC's estimate of this liability is approximately $23,000,000. Management of the Company is of the opinion that the FDIC's estimate does not give credit to the Company for certain tax benefits originally contracted for in the Assistance Agreement, but later eliminated as a result of the Revenue Reconciliation Act of 1993. Management intends to vigorously defend its estimate of the liability.

                                      F-30                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



     Pursuant to the terms of the Redemption Agreement and settlement of the Redemption Agreement discussed in Note 2, the Selling Shareholders consented to the Company reducing the FDIC liability on the Company's books to the sum of $7,700,000, which is included in other liabilities in the accompanying statements of financial condition at December 31, 1999, while confirming their liability for and obligation to fully pay any amount which the Company is ultimately required to pay the FDIC to the extent such amount exceeds the $7,700,000 liability. In this regard, the Company deposited $10,000,000 of the redemption price to be paid to the Selling Shareholders for the redemption of their stock into an escrow account to be available for such payment, if necessary. The settlement agreement also authorizes the Selling Stockholders to unilaterally settle the FDIC obligation provided they pay the Company, in cash, the full amount of the sum which would be owing to the FDIC in excess of the $7,700,000 liability. In addition, the Selling Shareholders have agreed to be solely and exclusively responsible for all reasonable litigation costs and expenses which are incurred by the Company in connection with the prosecution, defense and settlement with the FDIC.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 1999 and 1998, the Company had approximately $218,272,000 and $133,333,000 of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded.

     During 1995, the Company securitized and sold approximately $62,147,000 of fixed rate multi-family commercial loans with recourse. The maximum contractual recourse obligation of the Company is 10% of the total unpaid principal balance of the mortgages on the settlement date. At December 31, 1999 and 1998, the unpaid principal balance of loans sold totaled approximately $14,144,000 and $18,543,000, respectively. The Company has pledged a FHLB letter of credit in the amount of $2,600,000 under the recourse provision of the securitization transaction. Management does not expect any material losses to be incurred as a result of the recourse provision.

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

                                      F-31                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



     The Company leases certain real estate and equipment under operating leases. For the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and for the year ended June 30, 1997, lease expense totaled approximately $1,094,000, $594,000, $387,000, and $730,000, respectively. Future obligations under operating leases at December 31, 1999, are summarized as follows (in thousands):

                 YEAR ENDING DECEMBER 31,

                          2000                    $      870
                          2001                           848
                          2002                           831
                          2003                           638
                          2004 and thereafter            653
                                                  ----------
                                                  $    3,840
                                                  ==========

(17) REGULATORY MATTERS

     Local Financial and Local are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Local Financial's and Local's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Local Financial and Local must meet specific capital guidelines that involve quantitative measures of Local Financial's and Local's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Local Financial's and Local's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Local Financial and Local to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that Local Financial and Local meet all capital adequacy requirements to which they are subject. Prior to the conversion to a national banking association in 1999, Local was required to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets.

     As of December 31, 1999, the most recent notification from the OCC categorized Local as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 1998, the most recent notification from the OTS categorized Local as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed Local's category.

                                      F-32                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997





                                                                                                   TO BE WELL CAPITALIZED
                                                                            MINIMUM FOR CAPITAL    FOR PROMPT CORRECTIVE
                                                          ACTUAL            ADEQUACY PURPOSES        ACTION PROVISIONS
                                                     --------------------------------------------------------------------
                                                     AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT       RATIO
                                                     ------      -----      ------      -----      ------       -----
                                                                          (Dollars in Thousands)
LOCAL FINANCIAL
As of December 31, 1999:
    Total capital (to risk weighted assets)        $  128,199     8.07%   $ 127,163     8.00%   $  158,954      10.00%
    Tier I Capital (to risk weighted assets)          108,231     6.81%      63,581      4.00%       95,372       6.00%
    Tier I capital (to average assets)                108,231     4.71%      91,998      4.00%      114,998       5.00%

LOCAL
As of December 31, 1999:
    Total capital (to risk weighted assets)        $  201,977    12.74%   $ 126,850     8.00%   $  158,563      10.00%
    Tier I Capital (to risk weighted assets)          182,057    11.48%      63,425      4.00%       95,138       6.00%
    Tier I capital (to average assets)                182,057     7.93%      91,884      4.00%      114,856       5.00%

LOCAL
As of December 31, 1998:
    Total capital (to risk weighted assets)        $  174,398    13.08%   $ 106,669     8.00%   $  133,337      10.00%
    Core capital (to adjusted tangible assets)        158,786     7.63%      62,448      3.00%      104,080       5.00%
    Tangible capital (to tangible assets)             158,362     7.61%      31,218      1.50%        N/A         N/A
    Tier I Capital (to risk weighted assets)          158,786    11.91%        N/A                   80,002       6.00%

     Management intends to continue compliance with all regulatory capital requirements.

     Federal regulations allow Local Financial and Local to pay dividends during a calendar year up to the amount that would reduce their surplus capital ratio, as defined, to one-half of their surplus capital ratio at the beginning of the calendar year, adjusted to reflect their net income to date during the calendar year. At the beginning of calendar year 2000, under applicable regulations of the OCC, the total capital available for the payment of dividends by Local to Local Financial was approximately $44 million.

(18) STOCK COMPENSATION

     Effective with the securities offering and redemption in September 1997, the board of directors adopted a stock option plan. The stock option plan has 1,720,370 shares of common stock authorized and provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code as well as non-incentive or compensatory stock options and stock appreciation rights. On September 8, 1997, non-qualified stock options for 1,116,005 shares of common stock were granted to executive officers of the Company at an exercise price of $10 per share. On December 31, 1997, incentive stock options for 158,000 shares of common stock were granted to officers and compensatory stock options for 60,000 shares of common stock were granted to directors of the Company at an exercise price of $11.75 per share. During the year ended December 31, 1998, all previously issued options were rescinded and canceled in exchange for an equal number of options at an exercise price of $10 per share. An additional 278,000 and 63,000 shares were issued at $10 per share during 1999 and 1998, respectively. During the year ended December 31, 1999, 3,000 shares were forfeited. Stock options to buy 1,141,005 and 531,000 shares of common stock shall be exercisable in three and five equal annual installments, respectively, commencing with the end of the first twelve month period


                                      F-33                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                December 31, 1999, 1998 and 1997, June 30, 1997


     following the date the stock options were granted. The stock options expire ten years from the effective dates of the respective option agreements.

     The per share weighted-average fair value of stock options granted for the years ended December 31, 1999 and 1998, was $4.07 and $2.01, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.34% and 4.54%, respectively, or volatility rate of 32.96% and 0%, respectively, expected life of 5 years for both periods, and no expected dividend yield.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) for the years ended December 31, 1999 and 1998, would have been decreased and for the six months ended December 31, 1997, would have been increased to the pro forma amounts below.

                                                                      1999                1998              1997
                                                                      ------             ------           -------
     Net income (loss) (in thousands)         As reported$            21,992             18,437           (85,956)
                                              Pro forma               21,296             17,787           (86,148)

     Basic net income (loss) per share        As reported               1.07               0.90             (4.76)
     Diluted net income (loss) per share      As reported               1.07               0.89             (4.76)

     Basic net income (loss) per share        Pro forma                 1.04               0.87             (4.77)
     Diluted net income (loss) per share      Pro forma                 1.04               0.86             (4.77)

     Stock options of 1,672,005 were outstanding at December 31, 1999, with an exercise price of $10 and contractual life of outstanding options of 8.8 years. Stock options of 1,397,005 and 1,334,005 were outstanding at December 31, 1998 and 1997, respectively, with an exercise price of $10 and contractual life of outstanding options of 10 years. At December 31, 1999, 849,270 options were exercisable compared to 418,335 at December 31, 1998. No options were exercisable at December 31, 1997.

(19) EMPLOYEE BENEFITS

     On November 1, 1999, the Company established a nonleveraged employee stock ownership plan (the ESOP Plan) that covers substantially all of its full-time employees. Contributions to the ESOP Plan are discretionary as determined by the Board of Directors of the Company. Contributions shall be allocated and credited to those participants who accrue credited service for such plan year and who are employed on the last day of the plan year. Contributions will be allocated to participants in the ratio in which each participant's compensation bears to the total compensation of all participants. In December 1999, the Board of Directors of the Company declared a cash contribution to the ESOP Plan of approximately $2,700,000 which has been accrued and is included in compensation and employee benefits in the accompanying consolidated statements of operations. The ESOP Plan held no common stock of the Company as of December 31, 1999.

     The Company has a retirement plan (the Plan), which is a noncontributory defined benefit pension plan, covering substantially all of its full-time employees. The benefits are based on years of service

                                      F-34                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                December 31, 1999, 1998 and 1997, June 30, 1997


     and the employees' compensation during the last five years of employment. The Company's policy, generally, is to fund pension costs unless the Plan is overfunded and no contribution is required. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. No contributions were made during the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, or the year ended June 30, 1997, as the Plan is overfunded.

     In September 1999, the Company adopted a plan to freeze the accrual of benefits under the Plan, effective October 31, 1999, and terminate the plan. Termination of the Plan is currently in process and is expected to be completed in 2000. Upon termination, the assets held by the Plan's trustee will be distributed to Plan participants or beneficiaries in the order provided by the Employee Retirement Income Security Act of 1974 with any excess distributed to the Company. As a result of the Plan amendment and proposed termination of the Plan, a curtailment gain of approximately $2,734,000 was recognized and is included in compensation and employee benefits in the accompanying consolidated statements of operations.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated statements of financial condition and operations for the periods indicated (in thousands):


                                                                    YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                    1999              1998
                                                                  ----------       ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                         $   12,141            9,126
Service cost                                                             713              646
Interest cost                                                            647              718
Recognized net gain from past experience different from
    that assumed                                                         277            2,139
Prior service cost                                                        --              (35)
Transition asset                                                          --              (84)
Plan amendment                                                           459               --
Curtailment gain                                                      (2,734)              --
Benefits paid                                                           (416)            (369)
                                                                  ----------       ----------
Benefit obligation at end of period                                   11,087           12,141
                                                                  ----------       ----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                      19,944           19,783
Actual return on plan assets                                           1,422              530
Benefits paid                                                           (416)            (369)
                                                                  ----------       ----------
Fair value of plan assets at end of plan period                       20,950           19,944
                                                                  ----------       ----------
Funded status                                                          9,863            7,803
Unrecognized net gain from past experience different from
    that assumed                                                      (5,012)          (5,663)
Unrecognized prior service cost                                           --             (478)
Unrecognized transition asset being recognized over
     15 years                                                            (56)            (127)
                                                                  ----------       ----------
Prepaid benefit cost                                              $    4,795            1,535
                                                                  ==========       ==========



                                      F-35                        (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997


                                                               YEARS ENDED DECEMBER 31,               YEAR ENDED
                                                            -------------------------------            JUNE 30,
                                                               1999                 1998                 1997
                                                            ----------           ----------           ----------
     COMPONENTS OF NET PERIODIC PENSION BENEFIT
     Service cost                                           $      713                  646                  515
     Interest cost                                                 647                  718                  627
     Expected return on plan assets                             (1,580)              (1,999)              (3,820)
     Net amortization and deferral                                (765)                (265)               2,017
     Curtailment gain                                           (2,734)                  --                   --
     Plan amendment                                                459                   --                   --
                                                            ----------           ----------           ----------
     Net periodic pension benefit                           $   (3,260)                (900)                (661)
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

     A weighted average discount rate of 7.5% and 6.75% in 1999 and 1998, respectively, and a rate of increase in future compensation levels of 5.5% was used in determining the actuarial present value of the projected benefit obligation for 1999 and 1998. The expected long-term rate of return on assets was 8.0% and 11.0% for 1999 and 1998, respectively.

     The Company does not provide postretirement benefits other than pensions.

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

                                      F-36                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                December 31, 1999, 1998 and 1997, June 30, 1997



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

     The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 (in thousands):


                                               DECEMBER 31, 1999                    DECEMBER 31, 1998
                                         ------------------------------         ----------------------------
                                          CARRYING         ESTIMATED            CARRYING        ESTIMATED
                                            VALUE          FAIR VALUE             VALUE         FAIR VALUE
                                         ------------      ------------         ------------    ------------
Financial Assets:
    Cash and cash equivalents            $     55,822            55,822            54,880            54,880
    Securities available for sale             529,230           529,230           570,964           570,964
    Loans receivable, net                   1,685,550         1,675,267         1,362,272         1,379,964
    FHLB stock and FRB stock                   24,820            24,820            42,693            42,693

Financial Liabilities:
    Deposits                                1,848,340         1,849,452         1,668,074         1,676,485
    Advances from the FHLB                    302,035           301,129           220,033           220,178
    Senior notes                               75,250            79,765            80,000            85,397

     The following are descriptions of the methods used to determine the estimated fair values:

     (a)  CASH AND CASH EQUIVALENTS

          The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

     (b)  SECURITIES

          The carrying value and estimated fair value of securities at December 31, 1999 and 1998, are set forth in Note 5. The estimated fair value of FHLB and FRB stock approximates the carrying value as of December 31, 1999 and 1998.

     (c)  LOANS

          The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating such information, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 1999 and 1998.



                                      F-37                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                December 31, 1999, 1998, and 1997, June 30, 1997

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

(d)  DEPOSIT LIABILITIES

     SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107's requirements for these categories are not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 1999 and 1998. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

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

(f)  LIMITATIONS

     The information presented in this note is based on market quotes and fair value calculations as of December 31, 1999 and 1998. These amounts have not been updated since these dates; therefore, the valuations may have changed since that point in time.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



(21) SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of the unaudited interim results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share data):


                                               FIRST         SECOND          THIRD          FOURTH           FULL
              1999                            QUARTER        QUARTER        QUARTER         QUARTER          YEAR
-------------------------------------        ----------     ----------     ----------      ----------      ----------
Interest and dividend income                 $   39,200         40,467         43,608          45,023         168,298
Net interest and dividend income             $   17,029         18,149         19,082          19,251          73,511
Provision for loan losses                    $      500            500            500             500           2,000
Income before provision for income
    taxes and extraordinary items            $    8,069          8,694          8,988           9,125          34,876
Extraordinary item - purchase and
    retirement of senior notes, net
    of tax                                   $       --             --           (182)            (75)           (257)
Net income                                   $    5,139          5,547          5,555           5,751          21,992
Net income per common share:
    Income before extraordinary item
        Basic                                $     0.25           0.27           0.28            0.28            1.08
        Diluted                              $     0.25           0.27           0.28            0.28            1.08
    Net income
        Basic                                $     0.25           0.27           0.27            0.28            1.07
        Diluted                              $     0.25           0.27           0.27            0.28            1.07



                                               FIRST         SECOND          THIRD          FOURTH           FULL
              1998                            QUARTER        QUARTER        QUARTER         QUARTER          YEAR
-------------------------------------        ----------     ----------     ----------      ----------      ----------
Interest and dividend income                 $   35,491         35,025         36,386          40,302         147,204
Net interest and dividend income             $   11,848         12,441         14,035          16,442          54,766
Provision for loan losses                    $      150            300            500             500           1,450
Income before income taxes                   $    6,580          6,952          7,398           7,761          28,691
Net income                                   $    4,249          4,525          4,725           4,938          18,437
Net income per common share:
        Basic                                $     0.21           0.22           0.23            0.24            0.90
        Diluted                              $     0.21           0.22           0.23            0.24            0.89

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997



(22) PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Local Financial Corporation is as follows (in thousands):

                        STATEMENTS OF FINANCIAL CONDITION


                                                                             DECEMBER 31,
                                                                    -----------------------------
                                                                       1999               1998
                                                                    ----------         ----------
Assets:
    Cash and due from banks                                         $    1,825              2,019
    Investment in subsidiary                                           200,700            187,464
    Other assets                                                         3,859             12,743
                                                                    ----------         ----------

        Total assets                                                $  206,384            202,226
                                                                    ==========         ==========

Liabilities and Stockholders' Equity:
    Senior notes                                                    $   75,250             80,000
    Other liabilities                                                    2,840              3,420
                                                                    ----------         ----------

          Total liabilities                                             78,090             83,420
                                                                    ----------         ----------

    Common stock                                                           205                205
    Additional paid-in capital                                         206,758            206,758
    Retained earnings                                                   72,189             50,197
    Treasury stock                                                    (151,274)          (149,436)
    Accumulated other comprehensive income                                 416             11,082
                                                                    ----------         ----------

          Total stockholders' equity                                   128,294            118,806
                                                                    ----------         ----------

          Total liabilities and stockholders' equity                $  206,384            202,226
                                                                    ==========         ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                   December 31, 1999, 1998 and 1997, June 1997


                            STATEMENTS OF OPERATIONS



                                                                                                SIX MONTHS
                                                              YEARS ENDED DECEMBER 31,            ENDED            YEAR ENDED
                                                          -----------------------------         DECEMBER 31,         JUNE 30,
                                                             1999               1998               1997               1997
                                                          ----------         ----------         ------------       ----------
Income:
    Dividend income from subsidiary                       $    7,900              2,000                 --                500
    Equity in undistributed earnings (losses)
      of subsidiary                                           20,936             23,067            (83,925)           (29,886)
    Other                                                        171                192                 --                200
                                                          ----------         ----------         ----------         ----------
         Total income (loss)                                  29,007             25,259            (83,925)           (29,186)

Expense:
    Interest expense                                           9,310              9,470              3,073              1,026
    Compensation and employee benefits                           115                 --                 --                 --
    Other                                                        879                922                 52                145
                                                          ----------         ----------         ----------         ----------
         Total expense                                        10,304             10,392              3,125              1,171

Income (loss) before provision (benefit) for
     income taxes and extraordinary item                      18,703             14,867            (87,050)           (30,357)
Benefit for income taxes                                      (3,546)            (3,570)            (1,094)              (312)
                                                          ----------         ----------         ----------         ----------
Income (loss) before extraordinary item                       22,249             18,437            (85,956)           (30,045)
Extraordinary item, net of tax                                  (257)                --                 --                 --
                                                          ----------         ----------         ----------         ----------
    Net income (loss)                                     $   21,992             18,437            (85,956)           (30,045)
                                                          ==========         ==========         ==========         ==========

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 1999, 1998 and 1997, June 30, 1997

                            STATEMENTS OF CASH FLOWS



                                                                                            SIX MONTHS
                                                             YEARS ENDED DECEMBER 31,         ENDED         YEAR ENDED
                                                            -------------------------       DECEMBER 31,      JUNE 30,
                                                              1999             1998            1997            1997
                                                            ----------      ----------      ------------    ----------
Cash provided (absorbed) by operating activities:
    Net income (loss)                                       $   21,992          18,437         (85,956)        (30,045)
    Adjustments to reconcile net income (loss) to
      net cash provided (absorbed) by
      operating activities:
          Equity in undistributed losses
             (earnings) of subsidiary                          (20,936)        (23,067)         83,925          29,886
          Change in other liabilities                             (580)            228           3,012            (558)
          Change in other assets                                 4,320          (2,682)         (5,582)           (398)
                                                            ----------      ----------      ----------      ----------
Net cash provided (absorbed) by operating activities             4,796          (7,084)         (4,601)         (1,115)

Cash provided (absorbed) by investing activities:
    Investment in subsidiary                                      (240)         (2,087)        (83,839)             --
    Cash acquired in acquisition of Green Country                   --           2,512              --              --
                                                            ----------      ----------      ----------      ----------
Net cash provided (absorbed) by investing activities              (240)            425         (83,839)             --

Cash provided (absorbed) by financing activities:
    Proceeds from issuance of common stock                          --              --         181,067              --
    Capital contribution                                            --              --              --           8,099
    Purchase of treasury stock                                      --              --        (149,436)             --
    Repayment of note payable                                       --              --          (7,010)         (7,010)
    Purchase of Senior notes                                    (4,750)             --              --              --
    Proceeds from issuance of senior notes                          --              --          80,000              --
    Payments of debt issuance costs                                 --              --          (4,344)             --
    Payment of liability assumed from Green Country                 --          (3,162)             --              --
                                                            ----------      ----------      ----------      ----------
Net cash provided (absorbed) by financing activities            (4,750)         (3,162)        100,277           1,089

Net change in cash and cash equivalents                           (194)         (9,821)         11,837             (26)
Cash and cash equivalents at beginning of period                 2,019          11,840               3              29
                                                            ----------      ----------      ----------      ----------
Cash and cash equivalents at end of period                  $    1,825           2,019          11,840               3
                                                            ==========      ==========      ==========      ==========

Supplemental schedule of noncash investing activity:
      Tax benefit contributed to subsidiary                 $       --              --              --             535
                                                            ==========      ==========      ==========      ==========

                                    FORM 10-K

                                INDEX TO EXHIBITS


EXHIBIT                       DESCRIPTION
-------                       -----------
27                            Financial Data Schedule