Form 10-Q
period 2000-03-31
LOCAL FINANCIAL CORP /NV
filed 2000-05-10
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              65-0424192
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    3601 N.W. 63RD, OKLAHOMA CITY, OK                           73116
----------------------------------------------------           -------
 (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:    (405) 841-2298

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Number of shares outstanding of the registrant's $0.01 par value common stock as of May 1, 2000 were as follows:

                                NUMBER OF SHARES
                          -----------------------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  March 31, 2000 (unaudited) and December 31, 1999...............................................1

                  Consolidated Statements of Income-
                  For the Three Months Ended March 31, 2000 and 1999 (unaudited).................................2

                  Consolidated Statements of Cash Flows-
                  For the Three Months Ended March 31, 2000 and 1999 (unaudited).................................3

                  Notes to Consolidated Financial Statements.....................................................4

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................7

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................13

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................................................13

     Item 6.      Exhibits and Reports on Form 8-K..............................................................13

Signatures        ..............................................................................................14

Index to Exhibits...............................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                March 31, 2000   December 31, 1999
                                                                                --------------   -----------------
                                                                                 (unaudited)
                                ASSETS

Cash and due from banks                                                          $      41,208    $      48,122
Interest bearing deposits with other banks                                              80,900            7,700
Securities available for sale                                                          378,238          529,230
Loans receivable, net of allowance for loan losses of $28,727 at
   March 31, 2000 and $28,297 at December 31, 1999                                   1,709,885        1,685,550
Federal Home Loan Bank of Topeka stock
   and Federal Reserve Bank stock, at cost                                              24,820           24,820
Premises and equipment, net                                                             36,954           31,805
Assets acquired through foreclosure and repossession, net                                  564              723
Intangible assets, net                                                                  17,892           18,227
Deferred tax asset                                                                      14,113           14,217
Other assets                                                                            20,143           21,213
                                                                                 -------------    -------------

       Total assets                                                              $   2,324,717    $   2,381,607
                                                                                 =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                      $     483,965    $     458,824
     Savings                                                                            74,487           73,546
     Time                                                                            1,300,319        1,315,970
                                                                                 -------------    -------------

       Total deposits                                                                1,858,771        1,848,340

Advances from the Federal Home Loan Bank of Topeka                                     235,030          302,035
Senior Notes                                                                            43,160           75,250
Other liabilities                                                                       56,526           27,688
                                                                                 -------------    -------------

       Total liabilities                                                             2,193,487        2,253,313
                                                                                 -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,537,269 shares issued and 20,537,209 shares outstanding at
     March 31, 2000 and December 31, 1999                                                  205              205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                       --               --
   Additional paid-in capital                                                          206,758          206,758
   Retained earnings                                                                    77,298           72,189
   Treasury stock, 60 shares, at cost                                                 (151,274)        (151,274)
   Accumulated other comprehensive income (loss)                                        (1,757)             416
                                                                                 -------------    -------------

       Total stockholders' equity                                                      131,230          128,294
                                                                                 -------------    -------------

       Total liabilities and stockholders' equity                                $   2,324,717    $   2,381,607
                                                                                 =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -------------    -------------
                                                                             2000              1999
                                                                         -------------    -------------
Interest and dividend income:
   Loans                                                                 $      36,239    $      29,748
   Securities available for sale                                                 8,848            8,492
   Federal Home Loan Bank of Topeka
     and Federal Reserve Bank stock                                                423              665
   Other investments                                                               290              295
                                                                         -------------    -------------
Total interest and dividend income                                              45,800           39,200
                                                                         -------------    -------------

Interest expense:
   Deposit accounts                                                             20,400           17,184
   Advances from the Federal Home Loan Bank of Topeka                            4,109            2,624
   Notes payable                                                                 2,253            2,363
                                                                         -------------    -------------
Total interest expense                                                          26,762           22,171
                                                                         -------------    -------------

Net interest and dividend income                                                19,038           17,029
Provision for loan losses                                                         (500)            (500)
                                                                         -------------    -------------
Net interest and dividend income after provision for loan losses                18,538           16,529
                                                                         -------------    -------------

Noninterest income:
   Deposit related income                                                        3,209            3,124
   Loan fees and loan service charges                                              458              673
   Net gains on sale of assets                                                     164              327
   Other                                                                           434              257
                                                                         -------------    -------------
Total noninterest income                                                         4,265            4,381
                                                                         -------------    -------------

Noninterest expense:
   Compensation and employee benefits                                            7,758            6,847
   Deposit insurance premiums                                                       92              238
   Equipment and data processing                                                 1,478            1,243
   Occupancy                                                                       884              826
   Advertising                                                                     156              344
   Professional fees                                                               351              501
   Other                                                                         2,723            2,842
                                                                         -------------    -------------
Total noninterest expense                                                       13,442           12,841
                                                                         -------------    -------------

Income before income taxes and extraordinary item                                9,361            8,069

Provision for income taxes                                                       3,381            2,930
                                                                         -------------    -------------

Income before extraordinary item                                                 5,980            5,139

Extraordinary item - purchase and retirement of 11% Senior Notes,
   net of tax                                                                     (871)              --
                                                                         -------------    -------------

Net income                                                               $       5,109    $       5,139
                                                                         =============    =============

Earnings per share:
   Income before extraordinary item
     Basic                                                               $        0.29    $        0.25
                                                                         =============    =============
     Diluted                                                             $        0.29    $        0.25
                                                                         =============    =============

   Net income
     Basic                                                               $        0.25    $        0.25
                                                                         =============    =============
     Diluted                                                             $        0.25    $        0.25
                                                                         =============    =============

Average shares outstanding
     Basic                                                                  20,537,209       20,537,209
                                                                         =============    =============
     Diluted                                                                20,537,209       20,537,209
                                                                         =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                               -------------    -------------
                                                                                                   2000               1999
                                                                                               -------------    -------------
                                                                                                        (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                                                                     $       5,109    $       5,139
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for losses on loans                                                                         500              500
   Deferred income tax expense                                                                           714            2,563
   Accretion of discounts on loans acquired                                                             (439)            (579)
   Net amortization (accretion) of premium (discount) on securities available for sale                  (389)            (789)
   Depreciation and amortization                                                                         966            1,251
   Net change in loans held for sale                                                                    (548)          15,702
   Net gains on sale of assets                                                                          (164)            (327)
   Stock dividends received from Federal Home Loan Bank stock                                             --             (665)
   Change in other assets                                                                              3,737             (888)
   Change in all other liabilities                                                                    (6,839)          (6,304)
                                                                                               -------------    -------------

       Net cash provided by operating activities                                                       2,647           15,603
                                                                                               -------------    -------------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                                              150,480               --
   Proceeds from principal collections on securities available for sale                               14,496          111,663
   Purchases of securities available for sale                                                        (16,838)              --
   Proceeds from the sale of Federal Home Loan Bank and Federal Reserve Bank stock                        --            8,782
   Change in loans receivable, net                                                                   (23,903)        (110,225)
   Proceeds from disposal of assets acquired through foreclosure and repossession                        490              355
   Purchases of premises and equipment                                                                (6,003)          (2,478)
   Proceeds from sales of premises and equipment                                                          11              134
                                                                                               -------------    -------------

       Net cash provided by investing activities                                                     118,733            8,231
                                                                                               -------------    -------------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                                     26,082          (10,390)
   Change in time deposits                                                                           (15,651)         (18,999)
   Proceeds from advances from the Federal Home Loan Bank                                            535,186           18,950
   Repayments of advances from the Federal Home Loan Bank                                           (602,191)         (18,950)
   Change in advances by borrowers for taxes and insurance                                             1,480            1,206
                                                                                               -------------    -------------

       Net cash (absorbed) by financing activities                                                   (55,094)         (28,183)
                                                                                               -------------    -------------

Net change in cash and cash equivalents                                                               66,286           (4,349)

Cash and cash equivalents at beginning of period                                                      55,822           54,880
                                                                                               -------------    -------------

Cash and cash equivalents at end of period                                                     $     122,108    $      50,531
                                                                                               =============    =============

Supplemental disclosures of cashflow information:
   Cash paid (received) during the period for:
     Interest                                                                                  $      29,754    $      24,321
                                                                                               =============    =============
     Income taxes                                                                              $         100    $        (109)
                                                                                               =============    =============

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure and repossession                  $         331    $         109
                                                                                               =============    =============

   Payable on Senior Notes purchased                                                           $      32,090    $          --
                                                                                               =============    =============





        The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                      March 31, 2000 and December 31, 1999

(1)  BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Local Financial Corporation and Subsidiary's (the "Company") Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission ("SEC").

(2)  LOANS RECEIVABLE

     Loans receivable are summarized below at amortized cost:

                                                March 31, 2000   December 31, 1999
                                                --------------   -----------------
                                                      (Dollars in Thousands)
     Residential real estate loans               $     352,402    $     362,351

     Commercial                                      1,214,710        1,183,368

     Held for sale                                       7,349            6,801

     Consumer loans                                    164,151          161,327
                                                 -------------    -------------

                       Total loans                   1,738,612        1,713,847
     Less:
          Allowance for loan losses                    (28,727)         (28,297)
                                                 -------------    -------------

                       Loans receivable, net     $   1,709,885    $   1,685,550
                                                 =============    =============

(3) ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

    Advances from the FHLB are summarized as follows:

                                March 31, 2000                   December 31, 1999
                       -------------------------------   --------------------------------
                                          Weighted                           Weighted
                                          Average                            Average
                          Balance     Contractual Rate      Balance      Contractual Rate
                       -------------  ----------------   -------------   ----------------
                                            (Dollars in Thousands)
    Variable rate      $      50,000             6.09%   $     237,005             5.86%
    Fixed rate               185,030             5.80           65,030             5.50
                       -------------                     -------------

                       $     235,030             5.86%   $     302,035             5.78%
                       =============    =============    =============    =============

     Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities, federal funds sold and interest bearing deposits which are not already pledged or encumbered.

     Scheduled principal repayments to the FHLB at March 31, 2000 are as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                               AMOUNT       CONTRACTUAL RATE
                                            -------------   ----------------
                                                 (Dollars in Thousands)
     Year Ending December 31,
     2000                                   $     210,000             6.05%
     2001                                              --               --
     2002                                              --               --
     2003                                          25,000             4.29
     2004 and thereafter                               30               --
                                            -------------    -------------
                                            $     235,030             5.86%
                                            =============    =============

(4)  COMPREHENSIVE INCOME

     Comprehensive income for the periods ended March 31, 2000 and 1999 consists of:

                                                              Three Months Ended
                                                                   March 31,
                                                      ------------------------------
                                                           2000             1999
                                                      -------------    -------------
                                                            (Dollars in Thousands)
     Net income                                       $       5,109    $       5,139

     Other comprehensive income (loss), net of tax:
       Unrealized gains or (losses) on securities,
         net of reclassification adjustment                  (2,173)              37
                                                      -------------    -------------

     Comprehensive income                             $       2,936    $       5,176
                                                      =============    =============

(5)  NET INCOME PER SHARE

     Stock options and warrants to purchase 2,287,005 and 2,051,005 shares of common stock were outstanding as of March 31, 2000 and 1999, respectively, but were not included in the computation of diluted net income per share because they were antidilutive.

(6)  SENIOR NOTES

     During the first quarter of 2000, the Company purchased and retired approximately $32.1 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. As a result, there is an extraordinary item charge to income amounting to $871,000, net of tax.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the first quarter, the Company continued the strategic growth initiatives which increased its commercial and consumer lending and expects further growth in those areas. Also, during the first quarter, the Company purchased $32.1 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. Although this action, reported as an extraordinary item, reduced net income for the quarter by 4 cents per share, it will have a positive impact going forward.

         In this Form 10-Q, the Company, when discussing the future, may use words like "anticipate", "believe", "estimate", "expect", "intend", "should" and similar expressions, or the negative thereof. These words represent forward-looking statements. In addition, any analysis of the adequacy of the allowance for loan losses or the interest rate sensitivity of the Bank's assets and liabilities represent attempts to predict future events and circumstances and also represent forward-looking statements.

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

         Please do not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form 10-K for the year ended December 31, 1999, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999 TO MARCH 31, 2000


         During the three months ended March 31, 2000, total assets decreased $56.9 million or 2.4%. The $56.9 million decrease was due primarily to reductions in the Bank's investment portfolio where the Bank took proactive measures to counter further interest rate increases and the margin compression that could result from such increases by shedding lower yielding investments. The Bank's loan growth occurred in the commercial and consumer loan portfolios where loan balances during the three months ended March 31, 2000 rose $31.3 million or 2.65% and $2.8 million or 1.75%, respectively.

         Total liabilities decreased for the three months ended March 31, 2000 primarily due to decreases in FHLB advances which decreased $67.0 million or 22.2%. During the first quarter, the Company purchased and retired $32.1 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. The Bank's total deposit portfolio remained relatively stable at $1.9 billion as of March 31, 2000.

         Total stockholders' equity increased $2.9 million during the three months ended March 31, 2000 which represented net income during the period of $5.1 million adjusted for a $2.2 million decline in unrealized holding gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31,
1999


         Net Income. The Company reported income before extraordinary item of $6.0 million or $0.29 basic earnings per share for the three months ended March 31, 2000 (based on 20.5 million average shares outstanding), compared to net income of $5.1 million or $0.25 basic earnings per share (based on 20.5 million average shares outstanding) for the three months ended March 31, 1999. The extraordinary item charge to income amounting to $871,000, net of tax, occurred in the first quarter as a result of the Company's purchase and retirement of $32.1 million of Senior Notes.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income totaled $19.0 million in the three months ended March 31, 2000 as compared to $17.0 million during the same period in the prior year. The $2.0 million increase in the current period was principally due to the net change in income on interest earning assets as volume increases in commercial and consumer loan originations drove interest income up $6.6 million. This increase was partially offset by a $4.6 million increase in interest expense on interest-bearing liabilities as a result of volume increases and, to a lesser extent, rate increases paid on those liabilities.

         Interest Income. Total interest and dividend income increased by $6.6 million or 16.8% during the three months ended March 31, 2000 as compared to the same period in the prior year The increase in interest income during the comparative periods was due primarily to growth in the Bank's loan portfolio where average balances rose from $1.42 billion at March 31, 1999 to $1.72 billion at March 31, 2000.

         Interest Expense. Total interest expense increased $4.6 million or 20.7% during the three months ended March 31, 2000 as compared to the same period in the prior year. This increase was driven primarily by increases in interest paid on deposit accounts and advances which rose $3.2 million or 18.7% and $1.5 million or 56.6%, respectively, during the three months ended March 31, 2000.

         Provision for Loan Losses. The Bank established provisions for loan losses of $500,000 during the three months ended March 31, 2000 and 1999. During such respective periods, loan charge-offs (net of recoveries) amounted to $70,000 and $91,000. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other miscellaneous income. Total noninterest income fell $116,000 or 2.6% during the three months ended March 31, 2000 as compared to the same period in the prior year. The decrease was due to decreases in loan fees and loan service charges of $215,000 or 32.0% and a decrease in net gains on sale of assets of $163,000 or 49.8%. The decrease in loan fees was due to a decline in residential loan originations. The decrease in gain on sale of assets was due to a lower volume of residential loan sales into the secondary market.

         Noninterest Expense. Total noninterest expense rose $601,000 or 4.7% during the three months ended March 31, 2000 as compared with the same period in the prior year. This increase resulted primarily from additional compensation and benefits associated with the Company's continued efforts to hire experienced commercial lending officers to grow its Oklahoma-based commercial portfolio. However, the Company remains committed to holding its noninterest expense costs to a minimum as evidenced by the noninterest expense reductions which occurred in advertising, professional fees and other noninterest expense. Equipment and data processing expenses increased $235,000 or 18.9% during the quarter ended March 31, 2000 as compared with the prior quarter. On February 18, 2000 and April 7, 2000, the Bank completed a successful system conversion of two recently acquired institutions, Guthrie Federal Savings Bank and Green Country Bank, respectively. A similar system migration is planned for Local Oklahoma Bank in the second quarter as it consolidates all its current systems into one integrated platform on the Alltel Horizon processing system.

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

                                                                    Three Months Ended March 31,
                                             ----------------------------------------------------------------------------
                                                             2000                                   1999
                                             ------------------------------------    ------------------------------------
                                                                        Average                                 Average
                                              Average                    Yield/        Average                   Yield/
                                              Balance      Interest       Cost         Balance     Interest       Cost
                                             ----------   ----------   ----------    ----------   ----------   ----------
                                                                        (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)                       $1,721,363   $   36,239         8.42%   $1,421,342   $   29,748         8.37%
   Securities(2)                                506,044        8,848         6.99%      525,886        8,492         6.46%
   Other earning assets(3)                       46,117          713         6.18%       71,840          960         5.35%
                                             ----------   ----------                 ----------   ----------
     Total interest-earning assets            2,273,524       45,800         8.06%    2,019,068       39,200         7.76%
                                                          ----------   ----------                 ----------   ----------
Noninterest-earning assets                       95,849                                  91,555
                                             ----------                              ----------
     Total assets                            $2,369,373                              $2,110,623
                                             ==========                              ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                 $  411,182        3,348         3.27%   $  323,007        1,987         2.49%
     Term certificates of deposit             1,311,855       17,052         5.23%    1,202,361       15,197         5.13%
                                             ----------   ----------                 ----------   ----------
       Total interest bearing deposits        1,723,037       20,400         4.76%    1,525,368       17,184         4.57%
   Borrowings:
     FHLB advances                              284,412        4,109         5.72%      220,578        2,624         4.82%
     Senior Notes                                67,178        2,253        11.81%       80,000        2,363        11.81%
                                             ----------   ----------                 ----------   ----------
       Total interest-bearing liabilities     2,074,627       26,762         5.18%    1,825,946       22,171         4.92%
                                                          ----------   ----------                 ----------   ----------
Noninterest-bearing liabilities                 166,080                                 163,721
                                             ----------                              ----------
       Total liabilities                      2,240,707                               1,989,667
Stockholders' equity                            128,666                                 120,956
                                             ----------                              ----------
       Total liabilities and stockholders'
              equity                         $2,369,373                              $2,110,623
                                             ==========                              ==========
Net interest-earning assets                  $  198,897                              $  193,122
                                             ==========                              ==========
Net interest income/interest rate spread                  $   19,038         2.88%                $   17,029         2.84%
                                                          ==========   ==========                 ==========   ==========
Net interest margin                                                          3.35%                                   3.37%
                                                                       ==========                              ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                 109.59%                                 110.58%
                                                                       ==========                              ==========

-------------------------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.
(2) Includes all securities classified as available for sale, including the market valuation accounts.
(3) Includes cash and due from banks, interest-bearing deposits, and Federal Home Loan Bank of Topeka and Federal Reserve Bank stock.
(4)  Includes passbook, NOW and money market accounts.

     The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2000, based on the information and assumptions set forth in the notes below:

                                                                               More Than
                                                 Three to       More Than     Three Years
                                 Within Three     Twelve       One Year to      to Five     Over Five
                                    Months        Months       Three Years       Years         Years        Total
                                  ----------    ----------     ----------     ----------    ----------    ----------
                                                                (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)            $  528,842    $  217,271     $  333,175     $  416,419    $  239,820    $1,735,527
   Securities(3)                      93,685        38,292         99,998         88,451        60,516       380,942
   Other interest-earning
     assets(4)                       143,145         3,783             --             --            --       146,928
                                  ----------    ----------     ----------     ----------    ----------    ----------
         Total                    $  765,672    $  259,346     $  433,173     $  504,870    $  300,336    $2,263,397
                                  ==========    ==========     ==========     ==========    ==========    ==========

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      accounts                    $  134,098    $   20,111     $   41,005     $   29,622    $  120,733    $  345,569
    Passbook accounts                  4,425        13,274         23,780         13,822        19,186        74,487
    Certificates of deposit          366,547       669,016        239,205         24,621           930     1,300,319

   Borrowings:
    FHLB advances(6)                 210,000        25,000             --             --            30       235,030
    Senior Notes                          --            --             --         43,160            --        43,160
                                  ----------    ----------     ----------     ----------    ----------    ----------
         Total                    $  715,070    $  727,401     $  303,990     $  111,225    $  140,879    $1,998,565
                                  ==========    ==========     ==========     ==========    ==========    ==========

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities   $   50,602    $ (468,055)    $  129,183     $  393,645    $  159,457    $  264,832
                                  ==========    ==========     ==========     ==========    ==========    ==========
Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities   $   50,602    $ (417,453)    $ (288,270)    $  105,375    $  264,832    $  264,832
                                  ==========    ==========     ==========     ==========    ==========    ==========
Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities
   as a percent of total assets         2.18%       (17.96)%       (12.40)%         4.53%        11.39%        11.39%
                                  ==========    ==========     ==========     ==========    ==========    ==========


(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.
(2)  Balances have been reduced for nonaccrual loans.
(3) Does not include unrealized gain on securities classified as available for sale.
(4) Comprised of cash and due from banks, deposits with other banks, FHLB stock and Federal Reserve Bank stock.
(5) Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.
(6)  Maturity based on projected call date rather than actual maturity date.

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

     The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2000, the Company had $617.0 million in borrowing capacity with the FHLB, of which $300.0 million was available under a collateralized line of credit. Borrowings as of that date totaled $235.0 million.

     At March 31, 2000, the Bank had approximately $237.1 million of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded. Certificates of deposit which are scheduled to mature within one year totaled $1.0 billion at March 31, 2000, and borrowings which are scheduled to mature or reprice within the same period amounted to $235.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

     On September 8, 1997 and in connection with the Company's recapitalization, the Company issued $80.0 million of Senior Notes. Since that time, the Company has purchased and retired $36.8 million of those outstanding Senior Notes. This move will reduce future interest costs associated with those notes. The remaining $43.2 million of Senior Notes have an annual debt service requirement of $4.8 million (or $2.4 million for each semi-annual period).

     Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the FRB. The guidelines are commonly known as Risk-Based Capital Guidelines.

     On March 31, 2000, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 8.24%, a Tier I risk-based capital ratio of 6.99% and a leverage ratio of 4.86%.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In its Annual Report on Form 10-K for the year ended December 31, 1999, the Company disclosed legal proceedings between the Bank and the Federal Deposit Insurance Corporation. No material developments have occurred since the Annual Report. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company's consolidated financial position or future results of operations. In the ordinary course of business, the Company is subject to other legal actions and complaints.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

     27   Financial Data Schedule

     b.   Reports on Form 8-K


     We filed the following Form 8-K's during the quarter ended March 31, 2000:

     1. A Form 8-K dated January 26, 2000, including information relating to our 2000 annual shareholders' meeting;

     2. A Form 8-K dated February 4, 2000, including information relating to our 1999 earnings.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LOCAL FINANCIAL CORPORATION


Date:  May 9, 2000                            By /s/ Edward A. Townsend
                                              ----------------------------------
                                              Edward A. Townsend
                                              Chairman of the Board
                                              Chief Executive Officer


                                              LOCAL FINANCIAL CORPORATION


Date:  May 9, 2000                            By /s/ Richard L. Park
                                              ----------------------------------
                                              Richard L. Park
                                              Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
27                Financial Data Schedule