Form 10-Q
period 2000-06-30
LOCAL FINANCIAL CORP /NV
filed 2000-08-14
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          65-0424192
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   3601 N.W. 63RD, OKLAHOMA CITY, OK                           73116
----------------------------------------                     ----------
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

                                 Yes [X] No [ ]

Number of shares outstanding of the registrant's $0.01 par value common stock as of August 4, 2000 were as follows:

                                NUMBER OF SHARES
                                ----------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition-
          June 30, 2000 (unaudited) and December 31, 1999...................................  1

          Consolidated Statements of Operations-
          For the Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited)......  2

          Consolidated Statements of Cash Flows-
          For the Six Months Ended June 30, 2000 and 1999 (unaudited).......................  3

          Notes to Consolidated Financial Statements........................................  4

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................................  7

  Item 3. Quantitative and Qualitative Disclosures about Market Risk........................ 13

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................................. 13

  Item 4. Submission of Matters to a Vote of Security Holders............................... 13

  Item 6. Exhibits and Reports on Form 8-K.................................................. 13

Signatures.................................................................................. 14

Index to Exhibits........................................................................... 15

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)


                                                                               June 30, 2000    December 31, 1999
                                                                               -------------    -----------------
                                                                                (unaudited)
                                ASSETS

Cash and due from banks                                                         $    35,444       $    48,122
Interest bearing deposits with other banks                                            6,000             7,700
Securities available for sale                                                       413,052           529,230
Loans receivable, net of allowance for loan losses of $28,313 at
   June 30, 2000 and $28,297 at December 31, 1999                                 1,804,824         1,685,550
Federal Home Loan Bank of Topeka stock
   and Federal Reserve Bank stock, at cost                                           17,591            24,820
Premises and equipment, net                                                          37,442            31,805
Assets acquired through foreclosure and repossession, net                               418               723
Intangible assets, net                                                               17,557            18,227
Deferred tax asset                                                                   14,247            14,217
Other assets                                                                         21,086            21,213
                                                                                -----------       -----------

       Total assets                                                             $ 2,367,661       $ 2,381,607
                                                                                ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                     $   480,312       $   458,824
     Savings                                                                         70,566            73,546
     Time                                                                         1,314,728         1,315,970
                                                                                -----------       -----------

       Total deposits                                                             1,865,606         1,848,340

Advances from the Federal Home Loan Bank of Topeka                                  276,156           302,035
Securities sold under agreements to repurchase                                       20,135                --
Senior Notes                                                                         43,160            75,250
Other liabilities                                                                    25,228            27,688
                                                                                -----------       -----------

       Total liabilities                                                          2,230,285         2,253,313
                                                                                -----------       -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,537,269 shares issued and 20,537,209 shares outstanding at
     June 30, 2000 and December 31, 1999                                                205               205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                    --                --
   Additional paid-in capital                                                       206,758           206,758
   Retained earnings                                                                 83,318            72,189
   Treasury stock, 60 shares, at cost                                              (151,274)         (151,274)
   Accumulated other comprehensive income (loss)                                     (1,631)              416
                                                                                -----------       -----------

       Total stockholders' equity                                                   137,376           128,294
                                                                                -----------       -----------

       Total liabilities and stockholders' equity                               $ 2,367,661       $ 2,381,607
                                                                                ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        ----------------------------    ----------------------------
                                                            2000            1999            2000            1999
                                                        ------------    ------------    ------------    ------------
                                                                                 (unaudited)
Interest and dividend income:
   Loans                                                $     37,490    $     31,672    $     73,729    $     61,420
   Securities available for sale                               7,199           7,966          16,047          16,458
   Federal Home Loan Bank of Topeka and Federal
     Reserve Bank stock                                          326             544             749           1,209
   Other investments                                             511             285             801             580
                                                        ------------    ------------    ------------    ------------
Total interest and dividend income                            45,526          40,467          91,326          79,667
                                                        ------------    ------------    ------------    ------------

Interest expense:
   Deposit accounts                                           21,468          16,729          41,868          33,913
   Advances from the Federal Home Loan Bank of Topeka          3,581           3,226           7,690           5,850
   Securities sold under agreements to repurchase                190              --             190              --
   Notes payable                                               1,275           2,363           3,528           4,726
                                                        ------------    ------------    ------------    ------------
Total interest expense                                        26,514          22,318          53,276          44,489
                                                        ------------    ------------    ------------    ------------

Net interest and dividend income                              19,012          18,149          38,050          35,178
Provision for loan losses                                       (500)           (500)         (1,000)         (1,000)
                                                        ------------    ------------    ------------    ------------
Net interest and dividend income after provision
   for loan losses                                            18,512          17,649          37,050          34,178
                                                        ------------    ------------    ------------    ------------


Noninterest income:
   Deposit related income                                      3,610           3,448           6,819           6,572
   Loan fees and loan service charges                            430             687             888           1,360
   Net gains on sale of assets                                   147             219             311             546
   Other                                                         495             327             929             584
                                                        ------------    ------------    ------------    ------------
Total noninterest income                                       4,682           4,681           8,947           9,062
                                                        ------------    ------------    ------------    ------------

Noninterest expense:
   Compensation and employee benefits                          7,869           7,075          15,627          13,922
   Deposit insurance premiums                                     95             241             187             479
   Equipment and data processing                               1,881           1,454           3,359           2,697
   Occupancy                                                     884           1,105           1,768           1,931
   Advertising                                                   144             314             300             658
   Professional fees                                             177             673             528           1,174
   Other                                                       2,719           2,774           5,442           5,616
                                                        ------------    ------------    ------------    ------------
Total noninterest expense                                     13,769          13,636          27,211          26,477
                                                        ------------    ------------    ------------    ------------

Income before income taxes and extraordinary item              9,425           8,694          18,786          16,763

Provision for income taxes                                     3,405           3,147           6,786           6,077
                                                        ------------    ------------    ------------    ------------

Income before extraordinary item                               6,020           5,547          12,000          10,686

Extraordinary item - purchase and retirement of 11%               --              --            (871)             --
   Senior Notes, net of tax
                                                        ------------    ------------    ------------    ------------
Net income                                              $      6,020    $      5,547    $     11,129    $     10,686
                                                        ============    ============    ============    ============

Earnings per share:
   Income before extraordinary item
     Basic                                              $       0.29    $       0.27    $       0.58    $       0.52
                                                        ============    ============    ============    ============
     Diluted                                            $       0.29    $       0.27    $       0.58    $       0.52
                                                        ============    ============    ============    ============

   Net income
     Basic                                              $       0.29    $       0.27    $       0.54    $       0.52
                                                        ============    ============    ============    ============
     Diluted                                            $       0.29    $       0.27    $       0.54    $       0.52
                                                        ============    ============    ============    ============

Average shares outstanding
     Basic                                                20,537,209      20,537,209      20,537,209      20,537,209
                                                        ============    ============    ============    ============
     Diluted                                              20,537,209      20,537,209      20,537,209      20,537,209
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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                             2000           1999
                                                                                         -----------    -----------
                                                                                                 (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:

Net income                                                                               $    11,129    $    10,686
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for losses on loans                                                               1,000          1,000
   Deferred income tax expense                                                                 1,579          6,077
   Accretion of discounts on loans acquired                                                     (374)          (812)
   Net amortization (accretion) of premium (discount) on securities available for sale          (696)        (1,721)
   Depreciation and amortization                                                               2,053          2,070
   Net change in loans held for sale                                                           5,547          3,461
   Net gains on sale of assets                                                                  (311)          (546)
   Stock dividends received from Federal Home Loan Bank                                           --         (1,178)
   Change in other assets                                                                        249         10,872
   Change in all other liabilities                                                            (5,458)        (5,186)
                                                                                         -----------    -----------

       Net cash provided by operating activities                                              14,718         24,723
                                                                                         -----------    -----------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                                      150,480         10,786
   Proceeds from principal collections on securities available for sale                       32,160        175,922
   Purchases of securities available for sale                                                (68,816)      (123,889)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                         (4,806)        (3,783)
   Proceeds from the sale of Federal Home Loan Bank and Federal Reserve Bank stock            12,035         19,407
   Change in loans receivable, net                                                          (125,489)      (194,563)
   Proceeds from disposal of assets acquired through foreclosure and repossession                905            459
   Purchases of premises and equipment                                                        (7,385)        (6,157)
   Proceeds from sales of premises and equipment                                                  18            345
                                                                                         -----------    -----------

       Net cash (absorbed) by investing activities                                           (10,898)      (121,473)
                                                                                         -----------    -----------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                             18,508         (6,494)
   Change in time deposits                                                                    (1,242)       (52,955)
   Change in securities sold under agreements to repurchase                                   20,135             --
   Proceeds from advances from the Federal Home Loan Bank                                    982,150        224,196
   Repayments of advances from the Federal Home Loan Bank                                 (1,008,029)       (93,711)
   Purchase of Senior Notes                                                                  (32,090)            --
   Change in advances by borrowers for taxes and insurance                                     2,369          2,359
                                                                                         -----------    -----------

       Net cash provided (absorbed) by financing activities                                  (18,198)        73,395
                                                                                         -----------    -----------

Net change in cash and cash equivalents                                                      (14,378)       (23,355)

Cash and cash equivalents at beginning of period                                              55,822         54,880
                                                                                         -----------    -----------

Cash and cash equivalents at end of period                                               $    41,444    $    31,525
                                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                                                            $    54,575    $    43,923
                                                                                         ===========    ===========
     Income taxes                                                                        $     4,838    $   (11,822)
                                                                                         ===========    ===========

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure and repossession            $       600    $       643
                                                                                         ===========    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                       June 30, 2000 and December 31, 1999

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

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost:

                                           June 30, 2000    December 31, 1999
                                           -------------    -----------------
                                                (Dollars in Thousands)
         Residential real estate loans      $   343,018       $   362,351

         Commercial                           1,312,560         1,183,368

         Held for sale                            1,254             6,801

         Consumer loans                         176,305           161,327
                                            -----------       -----------

                 Total loans                  1,833,137         1,713,847
         Less:
           Allowance for loan losses            (28,313)          (28,297)
                                            -----------       -----------

                 Loans receivable, net      $ 1,804,824       $ 1,685,550
                                            ===========       ===========

(3)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows:

                                 June 30, 2000             December 31, 1999
                          --------------------------  --------------------------
                                        Weighted                     Weighted
                                         Average                     Average
                          Balance   Contractual Rate  Balance   Contractual Rate
                          --------  ----------------  --------  ----------------
                                         (Dollars in Thousands)
         Variable rate    $ 50,000         6.63%      $237,005         5.86%
         Fixed rate        226,156         6.30         65,030         5.50
                          --------                    --------

                          $276,156         6.36%      $302,035         5.78%
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

         Scheduled principal repayments to the FHLB at June 30, 2000 are as follows:

                                                              Weighted
                                                              Average
                                          Amount          Contractual Rate
                                         --------         ----------------
                                             (Dollars in Thousands)
           Year Ending December 31,
           2000                          $251,127               6.57%
           2001                                --                 --
           2002                                --                 --
           2003                            25,000               4.29
           2004 and thereafter                 29                 --
                                         --------

                                         $276,156               6.36%
                                         ========               ====

(4)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase at June 30, 2000 and 1999 are summarized as follows:

                                                               2000        1999
                                                               ----        ----
                                                            (Dollars in Thousands)
         Average outstanding balance                          $ 7,090        --
         Weighted average interest rate during the period        5.39%       --
         Maximum month-end balance                            $21,412        --
         Outstanding balance at end of period                  20,135        --
         Mortgage-backed securities securing the agreements
            at period-end:
              Carrying value                                   21,593        --
              Estimated market value                           20,997        --
         Accrued interest payable at the end of the period         28        --

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations.

(5)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended June 30, 2000 and 1999 consists of:

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                          --------------------    --------------------
                                                            2000        1999        2000        1999
                                                          --------    --------    --------    --------
                                                                     (Dollars in Thousands)
         Net income                                       $  6,020    $  5,547    $ 11,129    $ 10,686

         Other comprehensive income (loss), net of tax:
            Unrealized gains or (losses) on securities,
              net of reclassification adjustment              (126)     (3,732)     (2,047)     (3,695)
                                                          --------    --------    --------    --------

         Comprehensive income                             $  5,894    $  1,815    $  9,082    $  6,991
                                                          ========    ========    ========    ========

(6)      NET INCOME PER SHARE

         Stock options and warrants to purchase 2,290,005 and 2,089,005 shares of common stock were outstanding as of June 30, 2000 and 1999, respectively, but were not included in the computation of diluted net income per share because they were antidilutive.

(7)      SENIOR NOTES

         During the first quarter of 2000, the Company purchased and retired approximately $32.1 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. As a result, there is an extraordinary item charge to income amounting to $871,000, net of tax.

(8)      SEGMENTS

         The Company operates as one segment. The operating information used by the Company's chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, National Association, a national banking association (the "Bank"). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information".

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999 TO JUNE 30, 2000

         During the six months ended June 30, 2000, total assets decreased $13.9 million or 0.59%. The $13.9 million decrease was due primarily to reductions in the Bank's investment portfolio where the Bank continued proactive measures to counter further interest rate increases and the margin compression that could result from such increases by shedding lower yielding investments. The Bank's loan growth occurred in the commercial and consumer loan portfolios where loan balances during the six months ended June 30, 2000 rose $129.2 million or 10.9% and $15.0 million or 9.29%, respectively.

         Total liabilities decreased for the six months ended June 30, 2000 primarily due to decreases in FHLB advances and Senior Notes outstanding which decreased $25.9 million or 8.57% and $32.1 million or 42.6%, respectively. During the first quarter, the Company purchased and retired $32.1 million of Senior Notes which had been issued in connection with the Company's recapitalization in 1997. The Bank's total deposit portfolio remained relatively stable rising $17.3 million or 0.93% from December 31, 1999 to June 30, 2000.

         Total stockholders' equity increased $9.1 million during the six months ended June 30, 2000 which represented net income during the period of $11.1 million adjusted for a $2.0 million decline in unrealized holding gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         Net Income. The Company reported income before extraordinary item of $12.0 million or $0.58 basic earnings per share for the six months ended June 30, 2000 (based on 20.5 million average shares outstanding), compared to income before extraordinary item of $10.7 million or $0.52 basic earnings per share (based on 20.5 million average shares outstanding) for the six months ended June 30, 1999. Likewise, income before extraordinary item rose to $6.0 million or $0.29 basic earnings per share for the three months ended June 30, 2000 (based on 20.5 million average shares outstanding) from $5.5 million income before extraordinary item or $0.27 basic earnings per share for the three months ended June 30, 1999 (based on 20.5 million average share outstanding). The extraordinary item charge to income amounting to $871,000, net of tax, occurred in the first quarter of 2000 as a result of the Company's purchase and retirement of $32.1 million of Senior Notes.

         Net Interest and Dividend Income. Net interest and dividend income totaled $38.1 million in the six months ended June 30, 2000 as compared to $35.2 million during the same period in the prior year. Likewise, net interest and dividend income in the three-month comparative periods totaled $19.0 million and $18.1 million, respectively. Net interest income increases in both the six and three-month comparative periods were principally due to the net increase in income on interest earning assets and interest earning liabilities. Volume increases in commercial and consumer loan originations drove interest income up which was partially offset by increases in interest expense on interest-bearing deposit liabilities.

         Interest Income. Total interest and dividend income increased by $11.7 million or 14.6% during the six months ended June 30, 2000 as compared to the same period in the prior year and rose by $5.1 million or 12.5% during the three months ended June 30, 2000 compared to the same period in the prior year. The increases in interest income during both the six and three-month comparative periods were due primarily to growth in the Bank's commercial loan portfolio where balances rose $129.2 million from December 31, 1999 to June 30, 2000. The full interest income effect of this loan growth was partially offset by declines in interest income on the security portfolio.

         Interest Expense. Total interest expense increased $8.8 million or 19.75% in the six months ended June 30, 2000 as compared to the same period in the prior year. Likewise, total interest expense increased $4.2 million or 18.8% during the three months ended June 30, 2000 as compared to the same period in the prior year. These increases were driven primarily by rate and volume increases in term certificates of deposits offset by a decline in interest expense on Senior Notes as a result of the Company's purchase and retirement of a portion of those Notes.

         Provision for Loan Losses. The Bank established provisions for loan losses of $1.0 million and $500,000 during the six months and three months ended June 30, 2000, respectively. Charge-offs (net of recoveries) during these same periods were $984,000 and $914,000, respectively. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other miscellaneous income. Total noninterest income was relatively stable during the six months ended June 30, 2000 as compared to the same period in the prior year declining only 1.27%. Likewise, total noninterest income remained relatively stable during the three months ended June 30, 2000 as compared to the same period in the prior year rising only 0.02%.

         Noninterest Expense. Total noninterest expense rose slightly to $27.2 million in the six months ended June 30, 2000 as compared to $26.5 million at June 30, 1999. Likewise, noninterest expense in the three-month period rose only slightly to $13.8 million at June 30, 2000 from $13.6 million at June 30, 1999. The increases in noninterest expense resulted from relatively small increases in compensation and employee benefits and equipment and data processing expenses which were offset by declines in professional fees in both the three and six-month comparative periods.

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

                                                                        Three Months Ended June 30,
                                              -------------------------------------------------------------------------------
                                                              2000                                       1999
                                              --------------------------------------    -------------------------------------
                                                                             Average                                  Average
                                               Average                        Yield/     Average                       Yield/
                                               Balance       Interest          Cost      Balance       Interest         Cost
                                              ----------    ----------       -------    ----------    ----------      -------
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)                        $1,777,200    $   37,490          8.44%   $1,533,152    $   31,672         8.26%
   Securities(2)                                 405,576         7,199          7.10%      473,088         7,966         6.74%
   Other earning assets(3)                        52,122           837          6.42%       44,224           829         7.50%
                                              ----------    ----------                  ----------    ----------
     Total interest-earning assets             2,234,898        45,526          8.15%    2,050,464        40,467         7.89%
                                                            ----------        ------                  ----------       ------
Noninterest-earning assets                        92,070                                    91,957
                                              ----------                                ----------
     Total assets                             $2,326,968                                $2,142,421
                                              ==========                                ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                  $  420,888         2,719          2.60%   $  333,531         2,167         2.61%
     Term certificates of deposit              1,318,194        18,749          5.72%    1,175,338        14,562         4.97%
                                              ----------    ----------                  ----------    ----------
       Total interest bearing deposits         1,739,082        21,468          4.96%    1,508,869        16,729         4.45%
   Borrowings:
     FHLB advances                               233,875         3,581          6.06%      264,658         3,226         4.89%
     Securities sold under agreements
       to repurchase                              13,970           190          5.47%           --            --           --
     Senior notes                                 43,160         1,275         11.81%       80,000         2,363        11.81%
                                              ----------    ----------                  ----------    ----------
       Total interest-bearing liabilities      2,030,087        26,514          5.25%    1,853,527        22,318         4.83%
                                                            ----------        ------                  ----------       ------
Noninterest-bearing liabilities                  163,251                                   163,123
                                              ----------                                ----------
       Total liabilities                       2,193,338                                 2,016,650
Stockholders' equity                             133,630                                   125,771
                                              ----------                                ----------
       Total liabilities and stockholders'
         equity                               $2,326,968                                $2,142,421
                                              ==========                                ==========
Net interest-earning assets                   $  204,811                                $  196,937
                                              ==========                                ==========
Net interest income/interest rate spread                    $   19,012          2.90%                 $   18,149         3.06%
                                                            ==========        ======                  ==========       ======
Net interest margin                                                             3.40%                                    3.54%
                                                                              ======                                   ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                       110.09%                                  110.62%
                                                                              ======                                   ======

                                                                        Six Months Ended June 30,
                                              -----------------------------------------------------------------------------
                                                             2000                                      1999
                                              -------------------------------------    ------------------------------------
                                                                            Average                                 Average
                                                Average                      Yield/     Average                      Yield/
                                                Balance     Interest          Cost      Balance      Interest         Cost
                                              ----------    ----------       -------    ----------    ----------      -------
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)                        $1,749,066   $   73,729          8.43%   $1,477,509   $   61,420         8.31%
   Securities(2)                                 456,047       16,047          7.04%      499,344       16,458         6.59%
   Other earning assets(3)                        49,135        1,550          6.31%       57,953        1,789         6.17%
                                              ----------   ----------                  ----------   ----------
     Total interest-earning assets             2,254,248       91,326          8.10%    2,034,806       79,667         7.83%
                                                           ----------        ------                 ----------       ------
Noninterest-earning assets                        94,458                                   91,834
                                              ----------                               ----------
     Total assets                             $2,348,706                               $2,126,640
                                              ==========                               ==========

Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                  $  445,781        6,773          3.06%   $  328,961        4,267         2.62%
     Term certificates of deposit              1,288,059       35,095          5.48%    1,188,775       29,646         5.03%
                                              ----------   ----------                  ----------   ----------
       Total interest bearing deposits         1,733,840       41,868          4.86%    1,517,736       33,913         4.51%
   Borrowings:
     FHLB advances                               259,144        7,690          5.87%      242,740        5,850         4.86%
     Securities sold under agreements
       to repurchase                               7,090          190          5.39%           --           --           --
     Senior notes                                 56,884        3,528         11.81%       80,000        4,726        11.81%
                                              ----------   ----------                  ----------   ----------
       Total interest-bearing liabilities      2,056,958       53,276          5.21%    1,840,476       44,489         4.87%
                                                           ----------        ------                 ----------       ------
Noninterest-bearing liabilities                  160,611                                  163,171
                                              ----------                               ----------
       Total liabilities                       2,217,569                                2,003,647
Stockholders' equity                             131,137                                  122,993
                                              ----------                               ----------
       Total liabilities and stockholders'
         equity                               $2,348,706                               $2,126,640
                                              ==========                               ==========
Net interest-earning assets                   $  197,290                               $  194,330
                                              ==========                               ==========
Net interest income/interest rate spread                   $   38,050          2.89%                $   35,178         2.96%
                                                           ==========        ======                 ==========       ======
Net interest margin                                                            3.38%                                   3.46%
                                                                             ======                                  ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                      109.59%                                 110.56%
                                                                             ======                                  ======

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2000, based on the information and assumptions set forth in the notes below:

                                                                                      More Than
                                                    Three to         More Than       Three Years
                                  Within Three       Twelve         One Year to        to Five        Over Five
                                     Months          Months         Three Years         Years           Years           Total
                                  ------------     ------------     ------------     ------------    ------------    ------------
                                                                        (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)            $    611,356     $    269,433     $    391,236     $    371,280    $    182,586    $  1,825,891
   Securities(3)                       109,162           48,664          134,448           96,119          27,170         415,563
   Other interest-earning
     assets(4)                          55,252            3,783               --               --              --          59,035
                                  ------------     ------------     ------------     ------------    ------------    ------------
         Total                    $    775,770     $    321,880     $    525,684     $    467,399    $    209,756    $  2,300,489
                                  ============     ============     ============     ============    ============    ============

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      accounts                    $    127,861     $     20,357     $     41,513     $     30,002    $    122,625    $    342,358
    Passbook accounts                    4,192           12,575           22,528           13,095          18,176          70,566
    Certificates of deposit            498,277          603,899          184,372           27,254             926       1,314,728

   Borrowings:
    FHLB advances(6)                   251,126           25,000               --               --              30         276,156
    Securities sold under
     agreements to repurchase           20,135               --               --               --              --          20,135
    Senior Notes                            --               --               --           43,160              --          43,160
                                  ------------     ------------     ------------     ------------    ------------    ------------
         Total                    $    901,591     $    661,831     $    248,413     $    113,511    $    141,757    $  2,067,103
                                  ============     ============     ============     ============    ============    ============

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities   $   (125,821)    $   (339,951)    $    277,271     $    353,888    $     67,999    $    233,386
                                  ============     ============     ============     ============    ============    ============

Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities   $   (125,821)    $   (465,772)    $   (188,501)    $    165,387    $    233,386    $    233,386
                                  ============     ============     ============     ============    ============    ============

Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities
   as a percent of total assets          (5.31)%         (19.67)%          (7.96)%           6.99%           9.86%           9.86%
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

(3) Does not include unrealized gain (loss) on securities classified as available for sale.

(4) Comprised of cash and due from banks, deposits with other banks, FHLB stock and Federal Reserve Bank stock.

(5) Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.

(6)  Maturity based on projected call date and/or actual maturity date.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2000, the Company had $460.7 million in borrowing capacity with the FHLB, of which $300.0 million was available under a collateralized line of credit. As of that date, total borrowings with the FHLB totaled $276.2 million.

         At June 30, 2000, the Bank had approximately $237.1 million of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded. Certificates of deposit which are scheduled to mature within one year totaled $1.1 billion at June 30, 2000, and borrowings which are scheduled to mature or reprice within the same period amounted to $296.3 million. The Bank anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

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

         On June 30, 2000, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 8.33%, a Tier I risk-based capital ratio of 7.07% and a leverage ratio of 5.25%.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In its Annual Report on Form 10-K for the year ended December 31, 1999, the Company disclosed legal proceedings between the Bank and the Federal Deposit Insurance Corporation. No material developments have occurred since the Annual Report. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company's consolidated financial position or future results of operations. In the ordinary course of business, the Company is subject to other legal actions and complaints, none of which is expected to impact the Company's business, financial condition or results of operations materially.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held the Annual Meeting of Stockholders on April 27, 2000. Proxies were solicited for the meeting pursuant to Regulation 14, and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. All nominees were re-elected for a three-year term. Votes were cast as follows:

               Nominee                 For            Against      Abstain
               -------                 ---            -------      -------
           Jan A. Norton            17,136,095           0            0
           Joseph A. Leone          17,136,095           0            0

The stockholders also ratified the appointment of KPMG, LLP, independent auditors, to audit the Company's financial statements for the year ending December 31, 2000. Votes were cast as follows:

                    For                   Against                Abstain
                    ---                   -------                -------
                 17,294,320                5,300                    0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         27       Financial Data Schedule

         b.       Reports on Form 8-K


         The Company filed the following Form 8-K's during the quarter ended June 30, 2000:

         1. A Form 8-K dated April 28, 2000, including information relating to first quarter of 2000 earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LOCAL FINANCIAL CORPORATION


Date: August 14, 2000                  By /s/ Edward A. Townsend
                                          --------------------------------------
                                       Edward A. Townsend
                                       Chairman of the Board
                                       Chief Executive Officer


                                       LOCAL FINANCIAL CORPORATION


Date: August 14, 2000                  By /s/ Richard L. Park
                                          --------------------------------------
                                       Richard L. Park
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27                   Financial Data Schedule