Form 10-Q
period 2000-09-30
LOCAL FINANCIAL CORP /NV
filed 2000-11-14
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2000

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

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of November 1, 2000 were as follows:

                                NUMBER OF SHARES
                                ----------------
                                   20,537,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  September 30, 2000 (unaudited) and December 31, 1999........................................... 1

                  Consolidated Statements of Operations-
                  For the Three Months and Nine Months Ended September 30, 2000
                  and 1999 (unaudited)........................................................................... 2

                  Consolidated Statements of Cash Flows-
                  For the Nine Months Ended September 30, 2000 and 1999 (unaudited).............................. 3

                  Notes to Consolidated Financial Statements..................................................... 4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................... 8

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.................................... 14

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings............................................................................. 14

     Item 6.      Exhibits and Reports on Form 8-K.............................................................. 14

Signatures        .............................................................................................. 15

Index to Exhibits .............................................................................................. 16

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)


                                                                               September 30, 2000    December 31, 1999
                                                                               ------------------    -----------------
                                                                                  (unaudited)
                                ASSETS

Cash and due from banks                                                        $           34,091    $           48,122
Interest bearing deposits with other banks                                                 16,500                 7,700
Securities available for sale                                                             404,078               529,230
Loans receivable, net of allowance for loan losses of $28,455 at
   September 30, 2000 and $28,297 at December 31, 1999                                  1,866,674             1,685,550
Federal Home Loan Bank of Topeka stock
   and Federal Reserve Bank stock, at cost                                                 19,417                24,820
Premises and equipment, net                                                                37,863                31,805
Assets acquired through foreclosure and repossession, net                                     458                   723
Intangible assets, net                                                                     17,223                18,227
Deferred tax asset                                                                         10,690                14,217
Other assets                                                                               22,735                21,213
                                                                               ------------------    ------------------

       Total assets                                                            $        2,429,729    $        2,381,607
                                                                               ==================    ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                    $          505,385    $          458,824
     Savings                                                                               65,657                73,546
     Time                                                                               1,313,592             1,315,970
                                                                               ------------------    ------------------

       Total deposits                                                                   1,884,634             1,848,340

Advances from the Federal Home Loan Bank of Topeka                                        305,563               302,035
Securities sold under agreements to repurchase                                             32,084                    --
Senior Notes                                                                               43,160                75,250
Other liabilities                                                                          18,336                27,688
                                                                               ------------------    ------------------

       Total liabilities                                                                2,283,777             2,253,313
                                                                               ------------------    ------------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     20,537,269 shares issued and 20,537,209 shares outstanding at
     September 30, 2000 and December 31, 1999                                                 205                   205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                          --                    --
   Additional paid-in capital                                                             206,758               206,758
   Retained earnings                                                                       89,479                72,189
   Treasury stock, 60 shares, at cost                                                    (151,274)             (151,274)
   Accumulated other comprehensive income                                                     784                   416
                                                                               ------------------    ------------------

       Total stockholders' equity                                                         145,952               128,294
                                                                               ------------------    ------------------

       Total liabilities and stockholders' equity                              $        2,429,729    $        2,381,607
                                                                               ==================    ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)


                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                ----------------------------    ----------------------------
                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------
                                                                                        (unaudited)
Interest and dividend income:
   Loans                                                        $     40,712    $     33,868    $    114,441    $     95,288
   Securities available for sale                                       6,642           9,100          22,689          25,558
   Federal Home Loan Bank of Topeka and Federal
     Reserve Bank stock                                                  373             492           1,122           1,701
   Other investments                                                     160             148             961             728
                                                                ------------    ------------    ------------    ------------
Total interest and dividend income                                    47,887          43,608         139,213         123,275
                                                                ------------    ------------    ------------    ------------

Interest expense:
   Deposit accounts                                                   22,394          16,936          64,262          50,849
   Advances from the Federal Home Loan Bank of Topeka                  4,382           5,257          12,072          11,107
   Securities sold under agreements to repurchase                        365              --             555              --
   Notes payable                                                       1,274           2,333           4,802           7,059
                                                                ------------    ------------    ------------    ------------
Total interest expense                                                28,415          24,526          81,691          69,015
                                                                ------------    ------------    ------------    ------------

Net interest and dividend income                                      19,472          19,082          57,522          54,260
Provision for loan losses                                               (500)           (500)         (1,500)         (1,500)
                                                                ------------    ------------    ------------    ------------
Net interest and dividend income after provision
  for loan losses                                                     18,972          18,582          56,022          52,760
                                                                ------------    ------------    ------------    ------------
Noninterest income:
   Deposit related income                                              3,275           3,415          10,094           9,987
   Loan fees and loan service charges                                    434             719           1,322           2,079
   Net gains on sale of assets                                           223             356             534             902
   Other                                                                 504             231           1,433             815
                                                                ------------    ------------    ------------    ------------
Total noninterest income                                               4,436           4,721          13,383          13,783
                                                                ------------    ------------    ------------    ------------

Noninterest expense:
   Compensation and employee benefits                                  7,871           7,155          23,498          21,077
   Deposit insurance premiums                                             94             200             281             679
   Equipment and data processing                                       1,628           1,675           4,987           4,372
   Occupancy                                                           1,039           1,076           2,807           3,007
   Advertising                                                           153             405             453           1,063
   Professional fees                                                     217             697             745           1,871
   Other                                                               2,749           3,107           8,191           8,723
                                                                ------------    ------------    ------------    ------------
Total noninterest expense                                             13,751          14,315          40,962          40,792
                                                                ------------    ------------    ------------    ------------

Income before income taxes and extraordinary item                      9,657           8,988          28,443          25,751

Provision for income taxes                                             3,496           3,251          10,282           9,328
                                                                ------------    ------------    ------------    ------------

Income before extraordinary item                                       6,161           5,737          18,161          16,423

Extraordinary item - purchase and retirement of 11%
   Senior Notes, net of tax                                               --            (182)           (871)           (182)
                                                                ------------    ------------    ------------    ------------
Net income                                                      $      6,161    $      5,555    $     17,290    $     16,241
                                                                ============    ============    ============    ============

Earnings per share:
   Income before extraordinary item
     Basic                                                      $       0.30    $       0.28    $       0.88    $       0.80
                                                                ============    ============    ============    ============
     Diluted                                                    $       0.30    $       0.28    $       0.88    $       0.80
                                                                ============    ============    ============    ============

   Net income
     Basic                                                      $       0.30    $       0.27    $       0.84    $       0.79
                                                                ============    ============    ============    ============
     Diluted                                                    $       0.30    $       0.27    $       0.84    $       0.79
                                                                ============    ============    ============    ============

Average shares outstanding
     Basic                                                        20,537,209      20,537,209      20,537,209      20,537,209
                                                                ============    ============    ============    ============
     Diluted                                                      20,537,209      20,537,209      20,537,209      20,537,209
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

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              ----------------------------
                                                                                                  2000            1999
                                                                                              ------------    ------------
                                                                                                       (unaudited)
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

Net income                                                                                    $     17,290    $     16,241
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for losses on loans                                                                     1,500           1,500
   Deferred income tax expense                                                                       3,835           9,230
   Accretion of discounts on loans acquired                                                           (648)         (1,075)
   Net amortization (accretion) of premium (discount) on securities
      available for sale                                                                              (808)         (2,472)
   Depreciation and amortization                                                                     2,890           3,033
   Net change in loans held for sale                                                                 2,515          11,416
   Net gains on sale of assets                                                                        (534)           (902)
   Stock dividends received from Federal Home Loan Bank                                                 --          (1,613)
   Change in other assets                                                                           (1,036)          7,944
   Change in all other liabilities                                                                  (9,981)        (14,144)
                                                                                              ------------    ------------

       Net cash provided by operating activities                                                    15,023          29,158
                                                                                              ------------    ------------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                                            190,460         152,814
   Proceeds from principal collections on securities available for sale                             45,992         215,738
   Purchases of securities available for sale                                                      (73,165)       (257,849)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                               (6,632)         (4,318)
   Proceeds from the sale of Federal Home Loan Bank stock                                           12,035          19,408
   Change in loans receivable, net                                                                (221,334)       (291,604)
   Proceeds from disposal of assets acquired through foreclosure and repossession                    1,304           1,118
   Purchases of premises and equipment                                                              (8,798)         (9,109)
   Proceeds from sales of premises and equipment                                                        68             435
                                                                                              ------------    ------------

       Net cash (absorbed) by investing activities                                                 (60,070)       (173,367)
                                                                                              ------------    ------------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                                   38,672          59,035
   Change in time deposits                                                                          (2,378)          2,399
   Change in securities sold under agreements to repurchase                                         32,084              --
   Proceeds from advances from the Federal Home Loan Bank                                        2,646,634         509,783
   Repayments of advances from the Federal Home Loan Bank                                       (2,643,106)       (426,922)
   Purchase of Senior Notes                                                                        (32,090)         (3,250)
                                                                                              ------------    ------------

       Net cash provided by financing activities                                                    39,816         141,045
                                                                                              ------------    ------------

Net change in cash and cash equivalents                                                             (5,231)         (3,164)

Cash and cash equivalents at beginning of period                                                    55,822          54,880
                                                                                              ------------    ------------

Cash and cash equivalents at end of period                                                    $     50,591    $     51,716
                                                                                              ============    ============

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for:
     Interest                                                                                 $     84,384    $     70,167
                                                                                              ============    ============
     Income taxes                                                                             $      7,588    $    (11,857)
                                                                                              ============    ============

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure and repossession                 $      1,039    $      1,130
                                                                                              ============    ============
   Transfer from other assets to treasury stock                                               $         --    $      1,838
                                                                                              ============    ============
   Transfer of loans securitized to investments available for sale                            $     36,504    $         --
                                                                                              ============    ============
   Transfer of loans securitized to other assets                                              $        364    $         --
                                                                                              ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

                    September 30, 2000 and December 31, 1999

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

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost:

                                                       September 30, 2000    December 31, 1999
                                                       ------------------    -----------------
                                                                (Dollars in Thousands)
          Residential real estate loans                $          307,646    $         362,351

          Commercial                                            1,392,911            1,183,368

          Held for sale                                             4,286                6,801

          Consumer loans                                          190,286              161,327
                                                       ------------------    -----------------

                            Total loans                         1,895,129            1,713,847
          Less:
               Allowance for loan losses                          (28,455)             (28,297)
                                                       ------------------    -----------------

                            Loans receivable, net      $        1,866,674    $       1,685,550
                                                       ==================    =================

(3)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows:

                                     September 30, 2000                    December 31, 1999
                            ------------------------------------- -------------------------------------
                                                   Weighted                               Weighted
                                                    Average                               Average
                                Balance        Contractual Rate        Balance        Contractual Rate
                            -----------------  ------------------ ------------------  -----------------
                                                      (Dollars in Thousands)
          Variable rate       $         --                --%       $    237,005               5.86%
          Fixed rate               305,563              6.35              65,030               5.50
                              ------------                          ------------

                              $    305,563              6.35%       $    302,035               5.78%
                              ============       ===========        ============        ===========

         Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first mortgage loans, investment securities and interest bearing deposits which are not already pledged or encumbered.

         Scheduled principal repayments to the FHLB at September 30, 2000 are as follows:

                                                                    Weighted
                                                                     Average
                                                  Amount        Contractual Rate
                                                -----------     ----------------
                                                      (Dollars in Thousands)
           Year Ending December 31,
           2000                                 $   280,535            6.54%
           2001                                          --              --
           2002                                          --              --
           2003                                      25,000            4.29
           2004 and thereafter                           28              --
                                                -----------

                                                $   305,563            6.35%
                                                ===========           =====

(4)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase at September 30, 2000 and December 31, 1999 are summarized as follows:

                                                                     2000            1999
                                                                   --------        --------
                                                                     (Dollars in Thousands)
          Average outstanding balance                              $ 12,890              --
          Weighted average interest rate during the period             5.75%             --
          Maximum month-end balance                                $ 32,084              --
          Outstanding balance at end of period                       32,084              --
          Mortgage-backed securities securing the agreements
             at period-end:
               Carrying value                                        43,807              --
               Estimated market value                                43,439              --
          Accrued interest payable at the end of the period              --              --

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations.

(5)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended September 30, 2000 and 1999 consists of:

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                -----------------------    -----------------------
                                                                   2000         1999          2000         1999
                                                                ----------   ----------    ----------   ----------
                                                                               (Dollars in Thousands)
Net income                                                      $    6,161   $    5,555    $   17,290   $   16,241

Other comprehensive income (loss), net of tax:
  Unrealized  gains or (losses) on  securities, net
     of reclassification adjustment                                  2,415       (4,745)          368       (8,440)
                                                                ----------   ----------    ----------   ----------

Comprehensive income                                            $    8,576   $      810    $   17,658   $    7,801
                                                                ==========   ==========    ==========   ==========

(6)      NET INCOME PER SHARE

         Stock options and warrants to purchase 2,680,005 and 2,069,005 shares of common stock were outstanding as of September 30, 2000 and 1999, respectively, but were not included in the computation of diluted net income per share because they were antidilutive.

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

(9)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement is required to be adopted by the Company in 2001 as set forth in SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Management has determined the impact of this statement will not have a material impact on the consolidated financial position or the future results of operations of the Company.

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


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2000


         During the nine months ended September 30, 2000, total assets increased $48.1 million or 2.02%. The $48.1 million increase was due primarily to commercial and consumer loan growth offset by reductions in the Bank's investment portfolio where the Bank continued proactive measures to counter further interest rate increases and the margin compression that could result from such increases by shedding lower yielding investments. Commercial and consumer loan balances during the nine months ended September 30, 2000 rose $209.5 million or 17.71% and $29.0 million or 17.95%, respectively.

         Total liabilities increased $30.5 million or 1.35% for the nine months ended September 30, 2000 primarily due to an increase in demand deposits and securities sold under agreements to repurchase which were partially offset by a decrease in Senior Notes outstanding. The Bank's total deposit portfolio grew $36.3 million, of which demand deposits increased by $46.6 million or 10.15%. Securities sold under agreements to repurchase, which amounted to $32.1 million at September 30, 2000, consisted solely of commercial customer sweep accounts. This new product was introduced in March of 2000 to enhance the Bank's initiative to provide competitive commercial services. During the first quarter, the Company purchased and retired $32.1 million of Senior Notes, which had been issued in connection with the Company's recapitalization in 1997.

         Total stockholders' equity increased $17.7 million during the nine months ended September 30, 2000 which represented net income during the period of $17.3 million adjusted for a $0.4 million increase in unrealized holding gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


         Net Income. The Company reported income before extraordinary item of $18.2 million or $0.88 basic earnings per share for the nine months ended September 30, 2000 (based on 20.5 million average shares outstanding), compared to income before extraordinary item of $16.4 million or $0.80 basic earnings per share (based on 20.5 million average shares outstanding) for the nine months ended September 30, 1999. Likewise, income before extraordinary item rose to $6.2 million or $0.30 basic earnings per share for the three months ended September 30, 2000 (based on 20.5 million average shares outstanding) from $5.7 million income before extraordinary item or $0.28 basic earnings per share for the three months ended September 30, 1999 (based on 20.5 million average share outstanding). The extraordinary item charge to income amounting to $871,000, net of tax, occurred in the first quarter of 2000 as a result of the Company's purchase and retirement of $32.1 million of Senior Notes.

         Net Interest and Dividend Income. Net interest and dividend income totaled $57.5 million in the nine months ended September 30, 2000 as compared to $54.3 million during the same period in the prior year. Likewise, net interest and dividend income in the three-month comparative periods totaled $19.5 million and $19.1 million, respectively. Net interest income increases in both the nine and three-month comparative periods were principally due to volume increases in commercial and consumer loan originations which drove interest income up which was partially offset by increases in interest expense on interest-bearing liabilities.

         Interest Income. Total interest and dividend income increased by $15.9 million or 12.93% during the nine months ended September 30, 2000 as compared to the same period in the prior year and rose by $4.3 million or 9.81% during the three months ended September 30, 2000 compared to the same period in the prior year. The increases in interest income during both the nine and three-month comparative periods were due primarily to growth in the Bank's commercial loan portfolio where balances rose $209.5 million from December 31, 1999 to September 30, 2000. The full interest income effect of this loan growth was partially offset by declines in interest income on the security portfolio.

         Interest Expense. Total interest expense increased $12.7 million or 18.37% in the nine months ended September 30, 2000 as compared to the same period in the prior year. Likewise, total interest expense increased $3.9 million or 15.86% during the three months ended September 30, 2000 as compared to the same period in the prior year. These increases were driven primarily by rate and volume increases in term certificates of deposits offset by a decline in interest expense on Senior Notes as a result of the Company's purchase and retirement of a portion of those Notes.

         Provision for Loan Losses. The Bank established provisions for loan losses of $1.5 million and $500,000 during the nine months and three months ended September 30, 2000, respectively. Charge-offs (net of recoveries) during the same periods were $1.3 million and $358,000, respectively. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other miscellaneous income. Total noninterest income decreased $400,000 or 2.90% during the nine months ended September 30, 2000 as compared to the same period in the prior year. Likewise, total noninterest income decreased $285,000 or 6.04% during the three months ended September 30, 2000 as compared to the same period in the prior year.

         Noninterest Expense. Total noninterest expense remained virtually unchanged at $41.0 million in the nine months ended September 30, 2000 and September 30, 1999. Noninterest expense in the three-month period decreased by 3.9% to $13.8 million at September 30, 2000 from $14.3 million at September 30, 1999. The decrease in noninterest expense in both the three and nine month periods resulted primarily from decreases in advertising and professional fees.

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


                                                                         Three Months Ended September 30,
                                                -------------------------------------------------------------------------------
                                                                   2000                                   1999
                                                --------------------------------------   --------------------------------------
                                                                              Average                                  Average
                                                  Average                      Yield/      Average                      Yield/
                                                  Balance       Interest        Cost       Balance       Interest        Cost
                                                -----------    -----------    --------   -----------    ----------     --------
                                                                             (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)                          $ 1,865,844    $    40,712        8.73%  $ 1,639,659    $   33,868         8.26%
   Securities(2)                                    379,308          6,642        7.00%      531,559         9,100         6.85%
   Other earning assets(3)                           29,767            533        7.16%       29,645           640         8.64%
                                                -----------    -----------               -----------    ----------
     Total interest-earning assets                2,274,919         47,887        8.42%    2,200,863        43,608         7.93%
                                                               -----------    --------                  ----------     --------
Noninterest-earning assets                           93,668                                   94,170
                                                -----------                              -----------
     Total assets                               $ 2,368,587                              $ 2,295,033
                                                ===========                              ===========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                    $   420,087          3,856        3.65%  $   365,515         2,660         2.89%
     Term certificates of deposit                 1,298,159         18,538        5.68%    1,150,450        14,276         4.92%
                                                -----------    -----------               -----------    ----------
       Total interest bearing deposits            1,718,246         22,394        5.18%    1,515,965        16,936         4.43%
   Borrowings:
     FHLB advances                                  272,759          4,382        6.29%      409,342         5,257         5.10%
     Securities sold under agreements
       to repurchase                                 24,364            365        5.96%           --            --           --
     Senior notes                                    43,160          1,274       11.81%       78,251         2,333        11.81%
                                                -----------    -----------               -----------    ----------
       Total interest-bearing liabilities         2,058,529         28,415        5.49%    2,003,558        24,526         4.86%
                                                               -----------    --------                  ----------     --------
Noninterest-bearing liabilities                     168,852                                  166,144
                                                -----------                              -----------
       Total liabilities                          2,227,381                                2,169,702
Stockholders' equity                                141,206                                  125,331
                                                -----------                              -----------
       Total liabilities and stockholders'
         equity                                 $ 2,368,587                              $ 2,295,033
                                                ===========                              ===========
Net interest-earning assets                     $   216,390                              $   197,305
                                                ===========                              ===========
Net interest income/interest rate spread                       $    19,472        2.93%                 $   19,082         3.07%
                                                               ===========    ========                  ==========     ========
Net interest margin                                                               3.42%                                    3.47%
                                                                              ========                               ==========
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                         110.51%                                  109.85%
                                                                              ========                               ==========

                                                                      Nine Months Ended September 30,
                                               ------------------------------------------------------------------------
                                                             2000                                1999
                                               ---------------------------------    -----------------------------------
                                                                        Average                               Average
                                                 Average                 Yield/      Average                   Yield/
                                                 Balance     Interest     Cost       Balance      Interest     Cost
                                               ----------- ----------- ---------    -----------  ---------- -----------
                                                                         (Dollars in Thousands)
Interest-earning assets:
   Loans receivable(1)                         $ 1,788,276 $   114,441       8.53%   $1,532,134  $   95,288     8.29%
   Securities(2)                                   430,172      22,689       7.03%      510,201      25,558     6.68%
   Other earning assets(3)                          42,632       2,083       6.51%       48,412       2,429     6.69%
                                               ----------- -----------               ----------  ----------
     Total interest-earning assets               2,261,080     139,213       8.21%    2,090,747     123,275     7.86%
                                                           ----------- ----------                ----------   ------
Noninterest-earning assets                          94,558                               92,384
                                               -----------                           ----------
     Total assets                              $ 2,355,638                           $2,183,131
                                               ===========                           ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                   $   419,323      10,629       3.39%   $  341,299       6,924     2.71%
     Term certificates of deposit                1,309,359      53,633       5.47%    1,175,862      43,925     4.99%
                                               ----------- -----------               ----------  ----------
       Total interest bearing deposits           1,728,682      64,262       4.97%    1,517,161      50,849     4.48%
   Borrowings:
     FHLB advances                                 263,715      12,072       6.01%      298,882      11,107     4.97%
     Securities sold under agreements
       to repurchase                                12,890         555       5.75%            2          --       --
     Senior notes                                   52,767       4,802      11.81%       79,300       7,059    11.81%
                                               ----------- -----------               ----------  ----------
       Total interest-bearing liabilities        2,058,054      81,691       5.30%    1,895,345      69,015     4.87%
                                                           ----------- ----------                ----------   ------
Noninterest-bearing liabilities                    163,043                              164,139
                                               -----------                           ----------
       Total liabilities                         2,221,097                            2,059,484
Stockholders' equity                               134,541                              123,647
                                               -----------                           ----------
       Total liabilities and stockholders'
         equity                                $ 2,355,638                           $2,183,131
                                               ===========                           ==========
Net interest-earning assets                    $   203,026                           $  195,402
                                               ===========                           ==========
Net interest income/interest rate spread                   $    57,522       2.91%               $   54,260     2.99%
                                                           =========== ==========                ==========  =======
Net interest margin                                                          3.39%                              3.46%
                                                                       ==========                            =======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                    109.86%                            110.31%
                                                                       ==========                            =======


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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2000, based on the information and assumptions set forth in the notes below:

                                                                                        More Than
                                                         Three to       More Than      Three Years
                                       Within Three       Twelve       One Year to       to Five      Over Five
                                          Months          Months       Three Years        Years         Years         Total
                                       ------------     ----------     -----------     -----------    ----------    ----------
                                                                         (Dollars in Thousands)
Interest-earning assets(1):
   Loans receivable(2)                 $    657,438     $  298,687     $   448,508     $   319,612    $  162,649    $1,886,894
   Securities(3)                             64,381         38,271         110,157          96,955        93,108       402,872
   Other interest-earning
     Assets(4)                               70,008             --              --              --            --        70,008
                                       ------------     ----------     -----------     -----------    ----------    ----------
         Total                         $    791,827     $  336,958     $   558,665     $   416,567    $  255,757    $2,359,774
                                       ============     ==========     ===========     ===========    ==========    ==========

Interest-bearing liabilities:
   Deposits(5):
    Money market and NOW
      Accounts                         $    167,136     $   18,140     $    36,908     $    26,597    $  107,982    $  356,763
    Passbook accounts                         3,900         11,700          20,961          12,184        16,912        65,657
    Certificates of deposit                 342,254        756,261         185,629          28,663           785     1,313,592

   Borrowings:
    FHLB advances(6)                        305,535             --              --              --            28       305,563
    Securities sold under
     agreements to repurchase                32,084             --              --              --            --        32,084
    Senior Notes                                 --             --              --          43,160            --        43,160
                                       ------------     ----------     -----------     -----------    ----------    ----------
         Total                         $    850,909     $  786,101     $   243,498     $   110,604    $  125,707    $2,116,819
                                       ============     ==========     ===========     ===========    ==========    ==========

Excess (deficiency) of
   Interest-earning assets over
   Interest-bearing liabilities        $    (59,082)    $ (449,143)    $   315,167     $   305,963    $  130,050    $  242,955
                                       ============     ==========     ===========     ===========    ==========    ==========


Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities        $    (59,082)    $ (508,225)    $  (193,058)    $   112,905    $  242,955    $  242,955
                                       ============     ==========     ===========     ===========    ==========    ==========
Cumulative excess
   (deficiency) of interest-
   earning assets over
   interest-bearing liabilities
   as a percent of total assets               (2.43)%       (20.92)%         (7.95)%          4.65%        10.00%        10.00%
                                       ============     ==========     ===========     ===========    ==========    ==========

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

(3) Does not include net unrealized gain on securities classified as available for sale.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2000, the Company had $584.4 million in borrowing capacity with the FHLB, of which $300.0 million was available under a collateralized line of credit. As of that date, total borrowings with the FHLB totaled $305.6 million.

         At September 30, 2000, the Bank had approximately $241.2 million of outstanding loan commitments consisting of residential real estate, commercial real estate and commercial business loans approved but unfunded. Certificates of deposit which are scheduled to mature within one year totaled $1.1 billion at September 30, 2000, and borrowings which are scheduled to mature or reprice within the same period amounted to $337.6 million. The Bank anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

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

         On September 30, 2000, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 8.60%, a Tier I risk-based capital ratio of 7.35% and a leverage ratio of 5.44%.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

         27   Financial Data Schedule

         b.   Reports on Form 8-K


         The Company filed the following Form 8-K's during the quarter ended September 30, 2000:

         1. A Form 8-K dated July 25, 2000, including information relating to second quarter of 2000 earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LOCAL FINANCIAL CORPORATION


Date:         November 13, 2000             By /s/ Edward A. Townsend
                                            -------------------------
                                            Edward A. Townsend
                                            Chairman of the Board
                                            Chief Executive Officer


                                            LOCAL FINANCIAL CORPORATION


Date:         November 13, 2000             By /s/ Richard L. Park
                                            ----------------------
                                            Richard L. Park
                                            Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27             Financial Data Schedule