Form 10-K405
period 2000-12-31
LOCAL FINANCIAL CORP /NV
filed 2001-03-16
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X       Annual Report Pursuant to Section 13 or 15 (d) of the Securities
---                           Exchange Act of 1934

                  For the fiscal year ended: December 31, 2000
                                       or

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
---                           Exchange Act of 1934

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

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

There were 20,539,209 shares of the Registrant's Common Stock outstanding as of the close of business on March 12, 2001. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $236.5 million (based upon the closing price of $12.69 on March 12, 2001, as reported on the NASDAQ National Market System).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

                           LOCAL FINANCIAL CORPORATION
                                      INDEX


Part I.
      Item 1.     Business
      Item 2.     Properties
      Item 3.     Legal Proceedings
      Item 4.     Submission of Matters to a Vote of Security Holders
      Item 4A.    Executive Officers of the Registrant

Part II.
      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters
      Item 6.     Selected Financial Data
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
      Item 8.     Financial Statements and Supplementary Data
      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III.
      Item 10.    Directors and Executive Officers of the Registrant
      Item 11.    Executive Compensation
      Item 12.    Security Ownership of Certain Beneficial Owners and Management
      Item 13.    Certain Relationships and Related Transactions

Part IV.
      Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                  Signatures

                  Index to Financial Statements

                  Index of Exhibits

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

                  General. Local Financial Corporation ("Local Financial" or the "Company") is the holding company for Local Oklahoma Bank, National Association, ("Local" or the "Bank"). The Company was chartered in 1992 as a Delaware corporation. Local Financial and the Bank are headquartered in Oklahoma City, Oklahoma. In order to accommodate its strategy for growth, the Company converted the Bank from a savings bank to a national banking association on May 11, 1999, and the Company was registered as a bank holding company on that same day. References to "Local" or the "Bank" refer to Local and its subsidiaries on a consolidated basis, as the context requires.

         At December 31, 2000, the Company had consolidated assets of $2.4 billion, substantially all of which is comprised of its 100% ownership interest in the Bank, consolidated liabilities of $2.2 billion, including consolidated deposits of $1.9 billion and consolidated stockholders' equity of $156.3 million.

         The Bank offers a full range of commercial banking products and related financial services through 51 branch offices within the state of Oklahoma. Its offices are primarily located in Oklahoma's major metropolitan areas of Oklahoma City, Tulsa and Lawton. As of November 20, 2000, the Bank is the third largest Oklahoma-based bank in Oklahoma based on deposits. Its deposits of $1.9 billion at December 31, 2000, represent approximately five percent of the Oklahoma market.* The Company and/or Local are presently regulated and examined by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "FRB"), and the Federal Deposit Insurance Corporation ("FDIC") and Local's deposit accounts are insured up to applicable limits by the FDIC.

         The Company's executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087.

         New Management. In August 1997, a group led by Mr. Edward A. Townsend, the Company's present Chairman, negotiated a purchase of the Company from the then owners. The Company financed the redemption of the prior owners' interest in the Company through a private placement of $197.0 million of common stock and $80.0 million of senior notes due 2004. The private placement and redemption were closed in September 1997. The Company subsequently registered the common stock and senior notes for public resale, and the common stock (LFIN, NASDAQ) and senior notes (LO.A, AMEX) began publicly trading on April 22, 1998.

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



--------

      * Information about institutional size and market share are based on data from an independent statistical reporting service based on deposits at November 20, 2000, the most recent data used by the reporting service.

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

         Local Financial also intends to grow through selective acquisitions. In October 1999, the Company acquired Guthrie Federal Savings Bank in Guthrie, Oklahoma. Through this acquisition, the Company acquired assets of $45.0 million, liabilities of $37.7 million, including deposits of $36.7 million, based on fair value as of the date of acquisition. In February 1998, the Company acquired Green Country Bank, FSB, with three full-service locations in northeastern Oklahoma. In October 1998, the Bank acquired Citizens Bank, with six branch offices including five in Lawton, Oklahoma, which is in southwestern Oklahoma. Through these two 1998 acquisitions, the Company acquired assets of $281.5 million, liabilities of $270.2 million, including deposits of $238.7 million, based on fair values as of the respective acquisition dates. The Company will continue to make selective acquisitions to increase its deposits and branch office locations.

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

        The following table presents information on the Bank's consolidated loan portfolio as of the dates indicated (dollars in thousands):

                                                         DECEMBER 31,                             JUNE 30,(1)
                                 ------------------------------------------------------------    ------------
                                     2000            1999            1998            1997            1997
                                 ------------    ------------    ------------    ------------    ------------
Commercial(2)                    $  1,425,382       1,183,368         927,682         646,539         627,295
Residential real estate               250,487         362,351         344,565         281,565         281,606
Consumer                              195,430         161,327         101,738          38,717         114,925
Held for sale                           5,922           6,801          16,188           7,133           1,433
                                 ------------    ------------    ------------    ------------    ------------

     Total loans                    1,877,221       1,713,847       1,390,173         973,954       1,025,259
Less:
     Allowance for loan losses        (28,345)        (28,297)        (27,901)        (20,484)        (11,435)
                                 ------------    ------------    ------------    ------------    ------------

       Loans receivable, net     $  1,848,876       1,685,550       1,362,272         953,470       1,013,824
                                 ============    ============    ============    ============    ============

----------

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

         Commercial Business Loans. At December 31, 2000 and 1999, the Bank's commercial business loans amounted to $437.2 million and $376.6 million or 23.3% and 22.0%, respectively, of the total loan portfolio. Management believes this lending unit affords the Bank the greatest opportunity for market growth. The portfolio increase results from the Bank's creation in 1998 of a new corporate lending unit, focused on commercial business lending within the state of Oklahoma. The added lending officers have many years experience in the banking industry and most have strong community ties and banking relationships.

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

         The Bank imposes an in-house lending limit which is below the statutory lending limit. While the OCC statutory limit is 15% of an institution's unimpaired capital and surplus (or with respect to the Bank, approximately $29.6 million at December 31, 2000), management of the Bank generally restricts single loans to $15 million in size, but may have exposure to any single borrower up to the legal lending limit.

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

         As of December 31, 2000 and 1999, commercial real estate loans (which include multi-family residential loans) amounted to $988.2 million and $806.8 million or 52.6% and 47.1%, respectively, of the Bank's total loan portfolio. The Bank originates loans directly and through a network of mortgage bankers and correspondent banks throughout the country with whom the Bank has relationships. All originations and purchases undergo a three-step underwriting and evaluation process. First, an initial review of the loan is conducted by the originator to determine conformity to guidelines and consistency with the Bank's lending philosophy. An indication of pricing and terms may be issued in the case of loans which have already been originated. Second, once the indication is accepted by the borrower and a completed application submitted, a detailed underwriting is conducted in which both the originator and the Bank's in-house appraiser conduct an onsite inspection and analysis. Property valuations are performed by the Bank's staff as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank generally requires title, hazard and, to the extent applicable, flood insurance on its security property. Rent rates are analyzed and compared to market rents, reported occupancy is checked against evidence onsite, environmental issues are identified and the appropriate level of investigation is conducted and a final credit write-up is prepared. Finally, the Bank's closing department reviews the totality of work, including completeness of analysis and documentation, title searches, borrower background checks, appraisal and environmental reports and other pertinent data. Only after these three broad steps is a final approval and disbursement made.

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

         Loan-to-value ratios on commercial real estate loans are generally limited to a maximum of 80% for apartments and manufactured housing communities (loans on real estate as distinguished from manufactured homes) and 75% on all other commercial real estate properties.

         Single-Family Residential Real Estate Loans. At December 31, 2000 and 1999, the Bank's single-family residential mortgage loan portfolio amounted to $250.5 million and $362.4 million or 13.3% and 21.1%, respectively, of the total loan portfolio. All of the Bank's single-family residential mortgage loans are secured by properties located in the state of Oklahoma. The majority of the single-family residential loan portfolio consist of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. The single-family residential loan portfolio was originated through a centralized residential loan origination center. The Bank intends to sell virtually all of its new single family loan originations.

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

         Consumer Loans. Consumer loans totaled $195.4 million and $161.3 million or 10.4% and 9.4% of the total loan portfolio as of December 31, 2000 and 1999, respectively, and consisted of home equity loans, deposit secured loans, guaranteed student loans, automobile loans and property improvement and personal loans. Local originates consumer loans bearing both fixed and prime-based interest rates, primarily with terms of up to five years, other than second mortgage loans which may have longer terms.

Under the Bank's home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 90% at origination (although this is not typical of most loans). Loans are originated directly through the branch network.

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

         Nonperforming Assets. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Nonperforming Assets and Allowances for Loan Losses".

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

INVESTMENT ACTIVITIES

         The Bank's securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Bank's Asset/Liability Committee. All transactions must be approved by the Asset/Liability Committee and reported to the Board of Directors.

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

SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and advances from the Federal Home Loan Bank of Topeka ("FHLB") and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows as well as securities sold under agreements to repurchase are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits. As of December 31, 2000, the Bank accepted deposits through its 51 branch offices. Deposits are solicited on a regular basis directly through the Bank's customer base and through various advertising media within its market. The Bank offers several savings account and checking account plans to its customers. Among savings account plans, the Bank offers basic savings, short-term and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Bank offers checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, cash management, lock box services and assistance with travelers checks.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         As of December 31, 2000, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $333.6 million. The following table presents the maturity of these time certificates of deposit at such date (dollars in thousands):

                                  December 31, 2000
                                  -----------------
3 months or less                  $         142,872
Over 3 months through 6 months               74,381
Over 6 months through 12 months              73,480
Over 12 months                               42,896
                                  -----------------
                                  $         333,629
                                  =================


         Borrowings. The Bank is a member of the Federal Home Loan Bank System and is authorized to apply for secured advances from the FHLB. The Bank uses advances from the Federal Home Loan Bank System to meet short-term liquidity needs and investment activities.

         In a 1997 private placement, the Company issued $80.0 million of senior notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. Unamortized debt issuance costs of approximately $1.2 million at December 31, 2000 were capitalized and are included in other assets as of such date. For additional information, see Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         During 2000, the Bank implemented commercial deposit cash management services to accommodate the needs of large commercial borrowers. As part of this program, commercial customers are offered a cash sweep account service which consists of the sale of unpledged securities at a guaranteed rate with the Bank's agreement to repurchase those securities the next day. These cash sweep accounts grew from $0 to $38.2 million during 2000 and are shown on the balance sheet as "Securities sold under agreements to repurchase".

         Segments. The Company operates as one segment. It uses primarily the consolidated financial statements presented herein for purposes of assessing performance and making operating decisions about the Company. Local has one active operating subsidiary, Local Securities Corporation ("Local Securities"), a registered broker-dealer under the Securities Exchange Act of 1934, which provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information".

COMPETITION AND THE COMPANY

         As reported by an independent statistical reporting service on November 20, 2000, Local is currently the third largest Oklahoma-based bank in Oklahoma based on deposits. Its deposits represent approximately five percent of the state's deposit market share. Local's operating goal is to provide a broad range of financial services with a strong emphasis on customer service.

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

         Local expects increased competition. For a variety of reasons including legislative developments relating to interstate branching and the ownership of financial institutions, the consolidation within the financial services industry will likely continue. For Local, this trend means that the number of locally-owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and national banks. While these larger regional and national banks will likely attract the largest Oklahoma businesses (sales over $100 million), Local believes that these large banks are unable to provide the relationship-oriented, customer service that Local provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Bank has been able to compete effectively in its market areas to date, it can offer no assurance that the Bank will continue to do so in the future, especially with the rapid changes occurring within the financial services industry.

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

         Local, as a bank, is subject to extensive supervision, examination and regulation by Federal bank regulatory authorities. Local Financial and its subsidiary are also affected by the fiscal and monetary policies of the Federal government and the FRB, and by various other governmental requirements and regulations.

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

         Like other bank holding companies, Local Financial currently is required to maintain Tier 1 and "Total Capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2000, Local Financial met both requirements, with Tier 1 and Total Capital equal to 7.74% and 9.00%, respectively, of its total risk-weighted assets.

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

         The FRB also requires bank holding companies to maintain a minimum "Leverage Ratio", defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1% to 2%, if the bank holding company does not meet these requirements. At December 31, 2000, Local Financial's leverage ratio was 5.61%, which exceeded the minimum leverage ratio to which it was subject.

         The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "Tangible Tier 1 Capital Leverage Ratio", which would deduct all intangibles and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. Local was in compliance with the applicable minimum capital requirements as of December 31, 2000.

         Failure to meet capital requirements could subject Local to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described immediately below.

         FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized
- and requires Federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well-capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of a bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

         As of December 31, 2000, Local was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC's, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

         At December 31, 2000, approximately $13.0 million of the total stockholders' equity of Local was available for payment of dividends to Local Financial without regulatory approval.

         In addition, Federal bank regulatory authorities have authority to prohibit Local from engaging in an unsafe or unsound practice in conducting business. The payment of dividends, depending upon Local's financial condition at the time of the proposed dividend payment, could be deemed to constitute an unsafe or unsound practice. Local's ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

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

         Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Interstate Act"), subject to certain concentration limits and other requirements:

         o bank holding companies, such as Local Financial, are permitted to acquire banks and bank holding companies located in any state;

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

         The Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA") was signed into law, which allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the GLBA, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

         The FRB and the OCC are expected to adopt additional regulations for implementation of the GLBA. At this time, Local Financial is unable to predict the impact the GLBA may have upon its or Local's financial condition or results of operations.

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

TAXATION--FEDERAL

         General. The Company and the Bank are subject to federal income taxation under the Code in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Company's and its subsidiary's consolidated federal income tax returns have been audited or closed without audit by the Internal Revenue Service ("IRS") through tax year 1993.

         Method of Accounting. For federal income tax purposes, the Company and the Bank currently report income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing consolidated federal income tax returns.

         Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves at June 30, 1996 over those established as of June 30, 1988. The amount of the Bank's reserves subject to recapture as of December 31, 2000 amounted to approximately $5.3 million.

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

         At December 31, 2000, the Bank's total federal pre-1988 reserves was approximately $15.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

         Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2000, the Company and the Bank had no alternative minimum tax credits available for carryover.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received the Bank, as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

TAXATION--STATE AND LOCAL

         Oklahoma State Taxation. The Company and the Bank are subject to an annual Oklahoma corporate income tax of 6% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the Oklahoma corporate income tax, the Company and the Bank are subject to an annual Oklahoma franchise tax, which is imposed at a rate of 0.125% on the capital used, invested or employed in Oklahoma, with a maximum franchise tax equal to $20,000 per annum. At December 31, 2000, the Company had approximately $113.0 million of net operating loss carryforwards available for Oklahoma state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013.

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

PERSONNEL

         As of December 31, 2000, the Company (on a consolidated basis) has 757 full-time employees and 105 part-time employees. The employees are not represented by a collective bargaining agreement and the Company believes that it has good relations with its employees.

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

         In particular, this Annual Report on Form 10-K contains forward-looking statements which include but are not limited to: management's efforts to direct the Company's operations and implement new initiatives; the adequacy of the allowance for credit losses; interest rate risk management; and the effect of legal proceedings on the Company's consolidated financial position, liquidity or results of operations.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S.

economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the FRB; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; (vi) changes in consumer spending, borrowing and savings habits; (vii) technological changes; (viii) acquisitions and integration of acquired businesses; (ix) the ability to increase market share and control expenses; (x) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the Company's organization, compensation and benefit plans; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiv) the success of the Company at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

         The following table provides information on the Company's consolidated branch network as of December 31, 2000 (dollars in thousands):

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/2000      December 31, 2000
                                 ------------- ----------------- -------------- ---------------- ---------------------
OKLAHOMA CITY METRO:

Bethany Office                      Owned             --             2,650        $    42,883       $       37
7723 N.W. 23rd Street
Bethany, OK 73008

Corporate Headquarters              Owned             --            70,000            298,032            4,864
3601 N.W. 63rd
Oklahoma City, OK 73116

Crown Heights Office                Owned             --             1,800             20,935               95
4716 North Western
Oklahoma City, OK 73118

Downtown Office                     Leased        $1,358/mo.         1,164             13,676                2
100 West Park Avenue                               5 Years
Oklahoma City, OK 73102                        Expires 01/31/04

Edmond Office                       Leased        $1,530/mo.         2,100             31,563               67
301 South Bryant                                   10 Years
Edmond, OK 73034                               Expires 01/31/08

Santa Fe Office                     Owned             --             3,600              7,306              790
412 S. Santa Fe
Edmond, OK 73003

May Avenue Office                   Owned             --            14,090             67,559              249
5701 North May Avenue
Oklahoma City, OK 73112

Midwest City Office                 Owned             --             5,500             85,818              217
414 North Air Depot
Midwest City, OK 73110

Moore Office                        Owned             --             1,500             20,891                9
513 Northeast 12th Street
Moore, OK 73160

Norman Office                       Leased        $4,000/mo          6,000             60,568              598
2403 West Main Street                              Note (1)
Norman, OK 73069-6499                              10 Years
                                               Expires 03/31/05

Penn South Office                   Owned             --             2,650             47,704               25
8700 South Pennsylvania
Oklahoma City, OK 73159

Portland Office                     Owned             --             1,800             40,975               46
1924 North Portland
Oklahoma City, OK 73107

Quail Creek Office                  Owned             --             3,250             36,832              420
12241 North May Avenue
Oklahoma City, OK 73120

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/2000      December 31, 2000
                                 ------------- ----------------- -------------- ---------------- ---------------------
Springbrook Office                  Owned             --             5,200        $    43,540       $      234
6233 N.W. Expressway
Oklahoma City, OK 73132

Yukon Office                        Leased        $1,625/mo.         1,500             20,764                7
1203 Cornwell                                      3 Years
Yukon, OK 73099                                Expires 10/01/02

TULSA:

Downtown Office                     Leased        $2,418/mo          3,400             13,471                7
111 West 5th Street                                Note (2)
Tulsa, OK 74103                                    5 Years
                                               Expires 01/31/04

Harvard Office                      Leased        $3,825/mo          2,500             38,957               48
3332 East 51st Street                              Note (3)
Tulsa, OK 74135                                    20 Years
                                               Expires 07/31/20

Hudson Office                       Leased        $5,500/mo.         3,000             20,492               10
5801 East 41st Street                              Note (4)
Tulsa, OK 74135                                    5 Years
                                               Expires 06/30/04

Lewis Office                        Owned             --            14,000             36,460            3,989
2250 East 73rd Street
Tulsa, OK 74136

Memorial Office                     Leased        $3,825/mo.         3,000             25,289               50
8202 East 71st Street                              Note (5)
Tulsa, OK 74133                                    20 Years
                                               Expires 07/31/20

Yale Office                         Leased        $1,300/mo.         2,400             53,241                0
2118 South Yale                                    Monthly
Tulsa, OK 74114

OTHER LOCATIONS:

Ardmore Office                      Owned             --             7,000             41,195               76
313 W. Broadway
Ardmore, OK 73401

Broken Arrow Office                 Leased        $3,456/mo.         3,308             24,385                3
3359 South Elm Place                               Note (6)
Broken Arrow, OK 74012                             10 Years
                                               Expires 01/31/10

Chandler Office                     Owned             --             1,600             17,239               57
1804 East First Street
Chandler, OK 74834

Chickasha Office                    Owned             --             3,143             39,740               45
628 Grand Avenue
Chickasha, OK 73018

Claremore Office                    Owned             --            15,100             47,354              517
1050 Lynn Riggs Blvd.
Claremore, OK 74017

Clinton Office                      Owned             --             2,000             32,573               74
1002 West Frisco
Clinton, OK 73601

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/2000      December 31, 2000
                                 ------------- ----------------- -------------- ---------------- ---------------------
Commerce Office                     Owned             --             4,608        $    21,788       $      592
101 N. Mickey Mantle Blvd.
Commerce, OK 74339

Duncan Downtown Office              Owned             --             2,500             41,868              100
1006 West Main Street
Duncan, OK 73533

Duncan North Office                 Owned             --             3,000             24,677               63
2210 North Highway 81
Duncan, OK 73533

Elk City Office                     Owned             --            10,300             52,539              139
200 Broadway
Elk City, OK 73644

Grove Office                        Owned             --             8,300             28,979              937
100 East Third
Grove, OK 74344

Guthrie Office                      Owned             --             6,000             33,321              679
120 N. Division Street
Guthrie, OK 73044

Lawton Downtown Office              Leased        $5,156/mo.         5,200             81,746                0
1 S. W. 11th Street                                10 Years
Lawton, OK 73501                               Expires 03/31/03

Lawton Mall Office                  Leased        $3,315/mo.         3,400             13,409               80
#10 Central Mall                                   10 Years
Lawton, OK 73501                               Expires 06/30/04

Lawton Financial Centre             Owned             --            25,900             33,055            2,215
6425 NW Cache Road
Lawton, OK 73505

Lawton Lee Blvd.                    Owned             --            12,000             71,749              863
1420 West Lee Blvd.
Lawton, OK 73501

Lawton Cache Road Office            Leased        $2,500/mo.         3,000             12,706               54
2601 Cache Road                                    25 Years
Lawton, OK 73505                               Expires 05/31/04

Lindsay Office                      Owned             --             1,200             19,166                0
420 South Main
Lindsay, OK 73052

Miami Office                        Owned             --             7,410             33,034              793
123 East Central
Miami, OK 74354

Monkey Island Office                Leased        $2,400/mo.         3,600              2,869               76
56371 E. Hwy 125                                   5 Years
Monkey Island, OK 74331                        Expires: 06/01/04

Muskogee Office                     Leased        $3,200/mo.         5,000             28,208               17
2401 East Chandler                                 5 Years
Muskogee, OK 74403                             Expires 07/31/03

Owasso Office                       Owned             --             1,100             16,267               28
201 East 2nd Street
Owasso, OK 74055

BRANCH OFFICE INFORMATION                                                                         Net Book Value of
                                                                                                     Property and
                                                                                                      Leasehold
                                  Ownership                          Size       Deposits as of     Improvements at
                                    Status       Lease Terms     (Square Feet)    12/31/2000      December 31, 2000
                                 ------------- ----------------- -------------- ---------------- ---------------------
Pauls Valley Office                 Owned             --             2,300        $    22,459       $       69
700 West Grant
Pauls Valley, OK 73075

Purcell Office                      Owned             --             3,000             18,463              637
422 West Main
Purcell, OK 73080

Sand Springs Office                 Leased        $2,167/mo.         3,127             39,565               19
800 East Charles Page Blvd.                        15 Years
Sand Springs, OK 74063                         Expires 05/31/05

Springs Village                     Leased        $1,369/mo.         1,642             14,790                1
3973 South Highway 97                              5 Years
Sand Springs, OK 74063                         Expires 05/31/04

Shawnee Office                      Owned             --             2,650             32,346               42
2512 North Harrison
Shawnee, OK 74801

Sulphur Office                      Owned             --             3,000             18,326               73
2009 West Broadway
Sulphur, OK 73086

Sapulpa Office                      Owned             --             2,255             24,884              298
911 East Taft
Sapulpa, OK 74066

Weatherford Office                  Owned             --             3,000             16,137               89
109 East Franklin
Weatherford, OK 73096

----------

(1) Monthly rent derived as follows: $4,000 (to 03/31/00) and $4,200 (04/01/00 to 03/31/05).

(2) Monthly rent derived as follows: $2,418 (from 01/01/99 to 06/30/00); $2,556 (from 07/01/00 to 12/31/02) and $2,695 (from 01/01/03 to
         01/31/04).

(3)      Monthly rent derived as follows: $3,825 (to 07/31/05), $4,335 (08/01/05 to 07/31/10), $4,845 (08/01/10 to 07/31/15) and $5,355 (08/01/15 to
         07/31/20).

(4)      Monthly rent derived as follows: $5,500 (to 06/30/02); $6,000 (07/01/02 to 06/30/04).

(5)      Monthly rent derived as follows: $3,825 (to 07/31/05), $4,335 (08/01/05 to 07/31/10), $4,845 (08/01/10 to 07/31/15) and $5,355 (08/01/15 to
         07/31/20).

(6)      Monthly rent derived as follows: $3,456 (to 01/31/04), $3,897 (02/01/04 to 01/31/07) and $4,090 (02/01/07 to 01/31/10).

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

         The Company, on a consolidated basis, established an accounting reserve for any potential amount that may eventually be paid to the FDIC in relation to the FDIC Counterclaim. Originally, pursuant to the terms and conditions of that certain Redemption Agreement, which was made and entered into by and between the Company and the persons who then owned all of the stock of the Company (the "Selling Stockholders") in August 1997 (the "Redemption Agreement") in order to evidence the terms and conditions pursuant to which the Company redeemed all of the stock owned by the Selling Stockholders, the Company was required to maintain this accounting reserve at $13.0 million. Effective May 1999, the Company and the Selling Stockholders entered into that certain Settlement Agreement ("Settlement Agreement") in order to completely settle and resolve certain disputes and certain pending litigation which had developed between them with regard to the performance of the Redemption Agreement. As an integral part of that settlement, the Selling Stockholders agreed that the Company could reduce this accounting reserve to the sum of $8.0 million (the "FDIC Reserve"), which is included in the Other Liabilities in the Consolidated Statements of Financial Condition as of December 31, 2000.

         Management believes that as of December 31, 2000 the FDIC's estimate of this liability was approximately $23.0 million. Pursuant to the Redemption Agreement, as reaffirmed and amplified in the Settlement Agreement, the Selling Stockholders have agreed to indemnify the Bank with respect to the Tax Benefits Payment under the Assistance Agreement by agreeing to be individually liable for and to fully pay any and all amounts for which the Bank is ultimately found to be liable to the FDIC on the FDIC Counterclaim for the Tax Benefits Payment which are in excess of the FDIC Reserve. In this regard under the Redemption Agreement, the Company deposited $10.0 million of the redemption price to be paid to the Selling Stockholders for the redemption of their stock into an escrow account to be available for such payment by the Selling Stockholders of the FDIC Counterclaim (the "Escrow"), if necessary. All attorney fees and costs of handling the FDIC Case which are incurred by the Company's counsel in the FDIC Case are also to be paid out of the Escrow.

         The Selling Stockholders are entitled on the FDIC claim any net recovery under the terms of the Settlement Agreement. The Selling Stockholders also confirmed their individual liability for and obligation to fully pay under the terms of the Redemption Agreement any amounts which the Company is ultimately required to pay to the FDIC on the FDIC Counterclaim to the extent such amount exceeds the FDIC Reserve and the Escrow. Since the Selling Stockholders could have liability on the FDIC Counterclaim for the Tax Benefits Payment, the Redemption Agreement, as affirmed by the Settlement Agreement, requires that all actions taken by the Company with regard to the litigation of the FDIC Case be consented to by the Selling Stockholders and that any settlement of the FDIC Case and/or of the FDIC Counterclaim be mutually agreed to by the Company and the Selling Stockholders. However, the Settlement Agreement also authorizes the Selling Stockholders to unilaterally settle the FDIC Case and the FDIC Counterclaim provided they pay the Company, in cash, the full amount of any sum which would be owing to the FDIC on the FDIC Counterclaim in excess of the FDIC Reserve and the Escrow before the Company would become bound by any such settlement. Pursuant to the Settlement Agreement, a comprehensive settlement offer was communicated by the Company's counsel to the FDIC in early September 1999. In the last few months, the FDIC rejected that settlement proposal. As a result, there are no current ongoing settlement discussions of the FDIC Case being conducted with the FDIC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this annual Report to a vote of the Company's security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name and age of each executive officer, his principal position with the Company, and the year he became an officer.

                                                        Officer
                         Name                Age         Since                    Position
                         ----                ---        -------                   --------
               Edward A. Townsend             59          1997     Chief Executive Officer
               Jan A. Norton                  54          1997     President
               Robert L. Vanden               54          1990     Executive Vice President of the Bank
               Richard L. Park                69          1997     Executive Vice President,
                                                                     Chief Financial Officer
               Christopher C. Turner          43          1983     Executive Vice President of the Bank
               James N. Young                 52          1998     Executive Vice President,
                                                                     President Tulsa Region, Manager of
                                                                     Commercial Lending of the Bank
               Harold A. Bowers               57          1998     Executive Vice President,
                                                                     Chief Credit Officer of the Bank
               William C. Lee                 61          1998     Executive Vice President
                                                                     Operations Division of the Bank
               Kenneth K. McIlhaney           58          2000     Executive Vice President of the Bank
               K. Randy Roper                 41          1998     Executive Vice President,
                                                                     President Oklahoma City Region

         Biographical information regarding Messrs. Edward A. Townsend and Jan
A. Norton are incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report. Biographical information regarding Messrs. Robert L. Vanden, Richard L. Park, Christopher C. Turner, James N. Young, Harold A. Bowers, William C. Lee, Kenneth K. McIlhaney and K. Randy Roper are set forth below.

         The executive officers serve until their successors are elected and qualified. No executive officer is related to any director or other executive officer of the Company by blood, marriage or adoption. There are no arrangements or understandings between any director of the Company and any other person pursuant to which such person was elected an executive officer.

         Robert L. Vanden. Mr. Vanden was elected as a director of the Bank immediately following consummation of the Private Placement. In addition, Mr. Vanden began serving as Executive Vice President of the Bank upon consummation of the Private Placement. In June 2000, he assumed the duties as director of Central Oklahoma Habitat for Humanity, a non-profit organization. From January 1997 until September 1997, Mr. Vanden served as President and Chief Executive Officer of the Bank. Since February 1990 through December 1996, Mr. Vanden served as Executive Vice President of the Bank in charge of wholesale commercial lending. Prior to joining the Bank in February 1990, Mr. Vanden served as Executive Vice President of the Richard Gill Company and Gill Savings.

         Richard L. Park. Mr. Park began serving as Executive Vice President and Chief Financial Officer of the Company and the Bank in charge of finance in September 1997. Mr. Park served as Chief Financial Officer of Green Country Bank from October 1996 until it was acquired by the Company.

From January 1991 through May 1996, Mr. Park was Chief Financial Officer of Western Farm Credit Bank in Sacramento, California, the Eleventh District Bank in the Federal Farm Credit System. Mr. Park is a Certified Public Accountant.

         Christopher C. Turner. Mr. Turner has served as Executive Vice President of the Bank in charge of residential and consumer lending, branch administration and marketing since October 1996. Prior to October 1996, Mr. Turner held various positions in the bank including Internal Audit Director, Marketing Director and Director of Branch Administration. Mr. Turner joined Local in November 1980.

         James N. Young. Mr. Young serves as President, Tulsa Region and Manager of Commercial Lending for the Tulsa and Oklahoma City markets. From 1973 to 1994, Mr. Young served in various commercial lending capacities with Bank of Oklahoma in both Tulsa and Oklahoma City, his last assignment being President, Oklahoma City. From 1994 to January 1998, he served as Senior Commercial Lending Manager for BankIV and its successors, Boatmen's Bank and NationsBank in Oklahoma City. His last position with NationsBank was President, Oklahoma City, and Senior Commercial Lending Manager for the state of Oklahoma. Mr. Young joined Local in February 1998.

         Harold A. Bowers. Mr. Bowers serves as Executive Vice President and Chief Credit Officer. After serving four years as an officer in the United States Air Force, Mr. Bowers started his banking career with Liberty National Bank, Oklahoma City, Oklahoma. From 1970 to 1980 he served in various credit capacities ultimately serving six years as Manager of Loan Administration. In 1980-81 he managed the Credit Department for Bank of Oklahoma, Tulsa, Oklahoma. From 1981 to 1998, Mr. Bowers served with NationsBank and its predecessor banks with both senior credit and commercial lending management responsibilities. Mr. Bowers joined Local in May 1998.

         William C. Lee. Mr. Lee serves as Executive Vice President and is the Bank's principal Operations Officer. Prior to joining the Bank, he was Executive Vice President and Chief Financial Officer of the Annuity Board of the Southern Baptist Convention, a pension and insurance management company, joining that institution in July 1991. Mr. Lee is a Certified Public Accountant. Mr. Lee joined Local in May 1998.

         Kenneth K. McIlhaney. Mr. McIlhaney serves as Executive Vice President in charge of Community Banking. Mr. McIlhaney began his banking career in 1972, serving as Executive Vice President of United Oklahoma Bank and later serving as President of First Bank and Trust Company of Duncan, and City National Bank and Trust Company of Oklahoma City, Oklahoma. Mr. McIlhaney served in various executive officer positions at Union Bank and Trust Company of Oklahoma City, Oklahoma, from 1979 to 2000, including serving as President and Chief Executive Officer for ten years immediately prior to joining Local in February 2000.

         K. Randy Roper. Mr. Roper serves as President of Commercial Lending, Oklahoma City Region. From 1982 to 1998, Mr. Roper served in various capacities for First National Bank of Oklahoma City and its successors, First Interstate Bank of Oklahoma, N.A., Boatmen's First National Bank of Oklahoma and NationsBank specializing in energy and commercial finance. Mr. Roper completed his tenure at NationsBank as President, Oklahoma City. Mr. Roper joined Local in December 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The following table sets forth the range of high and low closing prices for the period indicated:

                                                            Years ended December 31,
                            -----------------------------------------------------------------------------------------
                                        2000                          1999                          1998
                            ----------------------------- ----------------------------- -----------------------------
                                High            Low           High            Low           High           Low
                            -------------- -------------- -------------- -------------- -------------- --------------
          First quarter       $   10.63           7.50          10.13           8.50             --            --
          Second quarter      $    9.63           7.44          10.19           9.25          13.75         12.63
          Third quarter       $   11.19           8.06          10.88           8.88          13.06          8.50
          Fourth quarter      $   13.13          10.13          10.38           8.13           9.56          6.94

         The Company's Common Stock began trading on April 22, 1998. It trades on the Nasdaq National Market System under the symbol "LFIN". On March 12, 2001, there were approximately 23 holders of record of the Company's Common Stock.

         The Company has not paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. As of December 31, 2000, approximately $13.0 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item 1. Business - Regulation and Supervision".

ITEM 6. SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected consolidated financial data of the Company set forth below should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company, including the related Notes, included elsewhere in this report.

                                                         December 31,                      June 30,
                                      -------------------------------------------------   ----------
                                         2000         1999         1998         1997         1997
                                      ----------   ----------   ----------   ----------   ----------
BALANCE SHEET AND OTHER DATA:
Total assets                          $2,377,011    2,381,607    2,128,979    1,881,365    2,625,181
Cash and due from banks                   39,571       48,122       27,180       34,152       15,904
Loans receivable, net                  1,848,876    1,685,550    1,362,272      953,470    1,013,824
Securities available for sale            354,048      529,230      570,964      518,107      985,565
Securities and other investments
   held to maturity                           --           --           --           --      408,207
Nonperforming assets(1)                   10,903        7,536        4,270          921       12,570
Deposits                               1,931,793    1,848,340    1,668,074    1,602,533    1,644,356
Securities sold under agreements to
   repurchase                             38,214           --           --           --      310,801
Promissory note payable                       --           --           --           --        7,010
Senior notes payable                      41,160       75,250       80,000       80,000           --
FHLB advances                            190,028      302,035      220,033       80,136      531,161
Total liabilities                      2,220,740    2,253,313    2,010,173    1,798,740    2,522,552
Stockholders' equity                     156,271      128,294      118,806       82,625      102,629
Number of full service customer
   facilities                                 51           51           50           41           41
Approximate number of full-time
   equivalent employees                      810          777          694          525          546

                                                                                     Six Months
                                                Years ended December 31,         Ended December 31,        Years ended June 30,
                                             ------------------------------   ------------------------   ------------------------
                                               2000       1999       1998         1997          1996         1997          1996
                                             --------   --------   --------   ----------      --------   ----------      --------
                                                                                            (unaudited)
OPERATIONS DATA:
Interest and dividend income                 $190,202    168,298    147,204       85,204       119,100      222,664       236,156
Interest expense                              111,852     94,787     92,438       59,823        92,562      169,761       187,488
                                             --------   --------   --------   ----------      --------   ----------      --------
Net interest and dividend
   income                                      78,350     73,511     54,766       25,381        26,538       52,903        48,668
Provision for loan losses                      (2,700)    (2,000)    (1,450)     (25,578)(2)    (9,734)     (28,428)(2)    (5,117)
                                             --------   --------   --------   ----------      --------   ----------      --------
Net interest income (loss) after
   provision for loan losses                   75,650     71,511     53,316         (197)       16,804       24,475        43,551
Noninterest income (loss)                      17,933     18,542     14,782     (107,149)(3)     2,185      (17,124)(3)    10,316
Noninterest expense                            54,516     55,177     39,407       22,685        29,372       49,256        35,427
                                             --------   --------   --------   ----------      --------   ----------      --------
Income (loss) before provision
   (benefit) for income taxes
   and extraordinary item                      39,067     34,876     28,691     (130,031)      (10,383)     (41,905)       18,440
Provision (benefit) for
   income taxes                                14,331     12,627     10,254      (44,075)       (3,573)     (11,860)        4,872
                                             --------   --------   --------   ----------      --------   ----------      --------
Income (loss) before
   extraordinary item                          24,736     22,249     18,437      (85,956)       (6,810)     (30,045)       13,568
Extraordinary item, net of tax                   (922)      (257)        --           --            --           --            --
                                             --------   --------   --------   ----------      --------   ----------      --------
Net income (loss)                            $ 23,814     21,992     18,437      (85,956)       (6,810)     (30,045)       13,568
                                             ========   ========   ========   ==========      ========   ==========      ========
Earnings (loss) per share:
   Income (loss) before extraordinary item:
       Basic(4)                              $   1.20       1.08       0.90        (4.76)        (0.44)       (1.95)         0.88
                                             ========   ========   ========   ==========      ========   ==========      ========
       Diluted(4)                            $   1.20       1.08       0.89        (4.76)        (0.44)       (1.95)         0.88
                                             ========   ========   ========   ==========      ========   ==========      ========
   Net income (loss):
       Basic(4)                              $   1.16       1.07       0.90        (4.76)        (0.44)       (1.95)         0.88
                                             ========   ========   ========   ==========      ========   ==========      ========
       Diluted(4)                            $   1.16       1.07       0.89        (4.76)        (0.44)       (1.95)         0.88
                                             ========   ========   ========   ==========      ========   ==========      ========

                                         At or For the Years       At or For the Six Months  At or For the Years
                                          ended December 31,          ended December 31,       ended June 30,
                                    -----------------------------  ------------------------  -------------------
                                      2000       1999      1998      1997            1996      1997       1996
                                    --------   --------  --------  --------        --------  --------   --------
                                                                                  (unaudited)
PERFORMANCE RATIOS(5):
   Return on assets                     1.00%      0.99      0.93     (3.84)          (0.21)    (0.98)      0.41
   Return on common equity             17.18      17.65     17.73   (101.45)          (6.35)   (28.77)     10.00
   Dividend payout ratio(6)               --         --        --        --              --        --         --
   Net interest spread(7)               2.95       3.02      2.57      2.13            1.45      1.57       1.36
   Net interest margin(8)               3.44       3.46      2.91      2.34            1.62      1.78       1.52
   Noninterest expense to
     average assets(9)                  2.30       2.41      1.90      0.99            0.87      1.56       1.04
   Efficiency ratio(10)(11)            55.60      58.76     54.61       N/A           56.14     56.14      57.07
CAPITAL RATIOS OF THE COMPANY(12):
   Leverage capital                     5.61       4.71       N/A       N/A             N/A       N/A        N/A
   Core capital                         7.74       6.81       N/A       N/A             N/A       N/A        N/A
   Total capital                        9.00       8.07       N/A       N/A             N/A       N/A        N/A
CAPITAL RATIOS OF THE BANK(12):
   Leverage or tangible                 7.30       7.93      7.61      6.89            4.99      5.17       4.94
   Core                                10.08      11.48      7.63      6.98            5.07      5.25       5.04
   Total or risk-based                 11.34      12.74     13.08     14.14           12.59     12.34      12.71
ASSET QUALITY RATIOS:
   Nonperforming assets to total
     assets at end of period(1)         0.46       0.32      0.20      0.05            0.93      0.48       0.49
   Nonperforming loans to total
     loans at end of period(1)          0.53       0.40      0.26      0.06            0.82      0.38       0.51
   Allowance for loan losses to
     total loans at end of period       1.51       1.65      2.00      2.09            0.50      1.10       0.31
   Allowance for loan losses to
     nonperforming loans at
     end of period(1)                  2.83x       4.15      7.80     32.72            0.56      2.91       0.60

----------

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

(4) Net income per share and dividends per share are based upon the weighted average number of shares outstanding during the period. As a result of the private placement and the redemption transactions described under "Business--The Company--New Management", the weighted average number of shares used in the computation of income (loss) per share and dividends per share is 15,400,000 for each of the years in the two-year period ended June 30, 1997 (based on an equivalent number of shares for the 60 shares outstanding prior to the recapitalization). For the years ended December 31, 2000, 1999 and 1998, the weighted average number of shares are 20,537,209, 20,537,209 and 20,431,698, respectively. See also Note 1 of the Notes to Consolidated Financial Statements in Item 8 hereof.

(5) With the exception of end of period ratios, all ratios are based on average monthly balances during the periods presented. All ratios are annualized where appropriate.

(6) The dividend payout ratio represents dividends declared per share divided by net income per share. The Company does not presently pay dividends.

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

(11) For the year ended June 30, 1997 and the six months ended December 31, 1996, the efficiency ratio does not reflect the $10.3 million one-time special assessment (before applicable tax benefits) to recapitalize the SAIF which was accrued during the quarter ended September 30, 1996. See "Business--Regulation and Supervision" in Item 1 hereof.

(12) The Bank became subject to Office of the Comptroller of the Currency ("OCC") regulatory authority in May 1999. Data presented as of December 31, 2000 and 1999 is based on OCC regulatory requirements while data as of prior periods is based on Office of Thrift Supervision ("OTS") regulatory requirements. In calculating leverage capital, the OCC uses total average assets while the OTS uses tangible assets. In calculating core capital, the OCC uses risk-weighted assets while the OTS uses adjusted tangible assets. See "Business--Regulation and Supervision" in
         Item 1 hereof for information with respect to the Bank's regulatory capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, included in Item 8 hereof.

CHANGES IN FINANCIAL CONDITION

GENERAL

         Local Financial's primary asset is the capital stock of the Bank. In August 1997, a group led by Mr. Edward A. Townsend, the Company's present Chairman, undertook to redeem all of the stock of the Selling Stockholders. The Company financed the redemption through a private placement of $197.0 million of common stock and $80.0 million of senior notes due 2004. The private placement and redemption were closed in September 1997. The Company subsequently registered the common stock and senior notes for public resale, and the common stock LFIN, NASDAQ, and senior notes LO.A, AMEX, began publicly trading on April 22, 1998.

         In pursuit of new management's growth strategy, the Bank has shifted its activities from those of a traditional savings and loan to those generally associated with a commercial bank. On May 11, 1999, the Bank converted from a savings bank to a national banking association. The Bank has increased its commercial and consumer lending and expects further increases in those areas. The Bank also has targeted increases in non-interest income, increases in lending activities rather than investing activities, and increases in direct lending rather than indirect lending. During 2000, the Bank consolidated and converted its varied processing systems to achieve state-of-the-art operating efficiencies and position itself to provide better commercial customer services.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1999 TO DECEMBER 31, 2000

         Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash, cash due from banks and interest-bearing deposits with other banks) amounted to $44.0 million and $55.8 million at December 31, 2000 and December 31, 1999, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. See "--Liquidity and Capital Resources".

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

         The following table sets forth information regarding the carrying and market value of the Company's securities at the dates indicated (dollars in thousands):

                                                  December 31,
                           ----------------------------------------------------------
                                  2000                1999                1998
                           ------------------  ------------------  ------------------
                           Carrying   Market   Carrying   Market   Carrying   Market
                             Value     Value     Value     Value     Value     Value
                           --------  --------  --------  --------  --------  --------
Available for sale:

  U.S. Government and
     agency securities     $ 33,663    33,663    21,533    21,533    39,092    39,092
  Municipal securities          455       455       540       540       965       965
  Collateralized mortgage
     obligations            224,254   224,254   494,747   494,747   522,128   522,128
  Mortgage-backed
     securities              95,676    95,676    12,410    12,410     8,779     8,779
                           --------  --------  --------  --------  --------  --------

                           $354,048   354,048   529,230   529,230   570,964   570,964
                           ========  ========  ========  ========  ========  ========


         Loans Receivable. Net loans receivable amounted to $1.9 billion and $1.7 billion at December 31, 2000 and 1999, respectively. Net loans receivable increased by $163.3 million or 9.7% during the year ended December 31, 2000. During 2000, the Bank continued to focus its commercial lending efforts towards growth of its Oklahoma-based commercial portfolio, hiring experienced commercial lending officers and supporting staff. The Bank's total commercial lending portfolio experienced growth in 2000 of $242.0 million or 20.5%. Residential real estate loans decreased from $362.4 million to $250.5 million, a decrease of $111.9 million or 30.9%, primarily due to loan securitizations with Fannie Mae. In addition, consumer loans grew from $161.3 million to $195.4 million, an increase of $34.1 million or 21.1%. Most of this increase was attributable to the Bank heavily promoting its consumer loan products in the media and better utilizing its existing branch locations to originate consumer loans. The Bank also continues to originate and sell a variety of mortgage and consumer loan products. Approximately $9.7 million of loans held for sale were sold during 2000. Management intends to continue its emphasis on lending activities, and consequently, expects its loan portfolio to grow over the next several years. For additional information, see "Business--Lending Activities" in Item 1 hereof and Note 4 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company's total loan portfolio at December 31, 2000, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less (dollars in thousands):

                                                      Principal Repayments Contractually due
                           Total at                        In Years ended December 31,
                         December 31, ----------------------------------------------------------------------
                            2000(1)      2001        2002        2003        2004        2005     Thereafter
                         ------------ ----------  ----------  ----------  ----------  ----------  ----------
Residential real estate   $  250,487      37,420      14,404      14,757      13,799      14,620     155,487

Commercial                 1,425,382     329,799     139,240     185,344     120,288     149,124     501,587

Consumer                     201,352      53,414      30,890      27,151      21,602      17,471      50,824
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------


Total (1)                 $1,877,221     420,633     184,534     227,252     155,689     181,215     707,898
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========

----------

(1) Of the $1.5 billion of loan principal repayments contractually due after December 31, 2001, $675.6 million have fixed rates of interest and $781.0 million have adjustable rates of interest. All are presented net of undistributed loan proceeds.

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

         Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) at December 31, 2000, amounted to $10.9 million or 0.46% of total assets, as compared to $7.5 million or 0.32% at December 31, 1999. The increase in nonperforming assets from December 31, 1999 to December 31, 2000 resulted primarily from the classification of loans which had been originated by acquired banks.

         The following table presents information on the Company's nonperforming assets at the dates indicated (dollars in thousands):

                                                           December 31,              June 30,
                                            ---------------------------------------  --------
                                              2000       1999      1998      1997      1997
                                            --------   --------  --------  --------  --------
Non-accruing loans                          $  9,297      5,730     2,203       626     3,508

Accruing loans greater than 90 days
   delinquent:                                   725      1,083     1,374        --       415

Foreclosed assets                                881        723       693       295     8,647
                                            --------   --------  --------  --------  --------

Total nonperforming assets                  $ 10,903      7,536     4,270       921    12,570
                                            ========   ========  ========  ========  ========

Total nonperforming assets as a percentage
   of total assets                              0.46%      0.32      0.20      0.05      0.48
                                            ========   ========  ========  ========  ========


         As of December 31, 2000, the Bank's allowance for loan loss totaled $28.3 million or 1.51% of total loans. During the fiscal year ended December 31, 2000, the Bank's allowance for loan loss remained relatively unchanged declining 0.17% or $48,000 while the Bank's net charge-offs and nonaccruals rose 36.4% or $708,000 and 62.3% or $3.6 million, respectively, as compared to the same period in the prior year. The Company's allowance for loan loss rose $396,000 or 1.4% during the year ended December 31, 1999, primarily as a result of the allowance acquired in the acquisition of Guthrie Federal Savings Bank for $340,000.

         Local Oklahoma Bank's process for determining the adequacy of the Allowance is based on a comprehensive analysis of the institution's loan portfolio that considers all significant factors that affect the collectibility. The allowance is maintained at a level that is adequate to absorb all estimated inherent losses in the portfolio as of this date. In addition to historical loss experience, the Company also considers other factors likely to cause estimated credit losses to differ from historical loss experience.

         The following table provides information on the Company's allowance for loan losses as of the dates indicated (dollars in thousands):

                                                                             Six Months ended
                                              Years ended December 31,          December 31,      Years ended June 30,
                                          -------------------------------   -------------------   --------------------
                                            2000        1999       1998       1997       1996       1997       1996
                                          --------    --------   --------   --------   --------   --------   ---------
                                                                                     (unaudited)
Balance at beginning of period            $ 28,297      27,901     20,484     11,435      3,228      3,228      4,593
   Loans charged off:
     Residential real estate                  (164)       (314)       (31)        (5)        --         (3)      (143)
     Commercial                             (1,725)     (2,397)      (545)       (14)        --         --     (1,368)
     Consumer                               (1,818)     (1,142)      (928)   (16,535)    (8,083)   (20,290)    (5,026)
   Recoveries                                1,055       1,909        187         25        596         72         55
                                          --------    --------   --------   --------   --------   --------   --------
       Net loans charged off                (2,652)     (1,944)    (1,317)   (16,529)    (7,487)   (20,221)    (6,482)
Allowances acquired                             --         340      7,284         --         --         --         --
Provision for loan losses                    2,700       2,000      1,450     25,578      9,734     28,428      5,117
                                          --------    --------   --------   --------   --------   --------   --------
Balance at end of period                  $ 28,345      28,297     27,901     20,484      5,475     11,435      3,228
                                          ========    ========   ========   ========   ========   ========   ========
Allowance for loan losses to total
   nonperforming loans at end of period      2.83x        4.15       7.80      32.72       0.56       2.91       0.60
                                          ========    ========   ========   ========   ========   ========   ========
Allowance for loan losses to total loans
   at end of period                           1.51%       1.65       2.00       2.09       0.50       1.10       0.31
                                          ========    ========   ========   ========   ========   ========   ========

         The Bank utilizes a consistent systematic process for allocation of reserve dollars within its total loan portfolio. The reserve rates vary based on the perceived risks inherent within the various loan types. Reserve rates are established based on historical portfolio performance as well as specific credit performance.

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated (dollars in thousands):

                                                               December 31,                                          June 30,
                        -------------------------------------------------------------------------------------   -------------------
                               2000                  1999                  1998                  1997                  1997
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                 Percent to            Percent to            Percent to            Percent to            Percent to
                                   Total                 Total                 Total                 Total                 Total
                        Amount    Allowance    Amount   Allowance    Amount   Allowance    Amount   Allowance    Amount   Allowance
                        -------  ----------   -------  ----------   -------  ----------   -------  ----------   -------  ----------
Residential real
  estate                $ 2,777        9.80%  $ 3,332       11.78%  $ 3,311       11.87%  $   412        2.01%  $   427        3.73%

Commercial               21,125       74.53    18,963       67.01    18,798       67.37    10,459       51.06     2,836       24.80

Consumer                  4,443       15.67     6,002       21.21     5,792       20.76     6,203       30.28     8,172       71.47

General unallocated          --          --        --          --        --          --     3,410       16.65        --          --
                        -------  ----------   -------  ----------   -------  ----------   -------  ----------   -------  ----------

     Total              $28,345      100.00%  $28,297      100.00%  $27,901      100.00%  $20,484      100.00%  $11,435      100.00%
                        =======  ==========   =======  ==========   =======  ==========   =======  ==========   =======  ==========

         Other Assets. Other assets rose by $26.9 million from December 31, 1999 to December 31, 2000, primarily due to the $25.0 million purchase of bank owned life insurance.

         Deposits. At December 31, 2000, deposits totaled $1.93 billion, as compared to $1.85 billion at December 31, 1999. One of the Company's strategies is to promote retail deposit growth as a cost-efficient funding source as well as a source of fee income and cross-selling opportunities. In connection with the acquisition of Guthrie Federal Savings Bank, the Company acquired the branch office and assumed $36.7 million of deposits (as of October 15, 1999). The Company expects to continue to focus on improving its retail deposit franchise. For additional information, see "Business--Sources of Funds--Deposits" in Item 1 hereof and Note 7 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated (dollars in thousands):

                                                                    Years ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                             2000                              1999                              1998
                               -------------------------------   -------------------------------   -------------------------------
                                                       Average                           Average                           Average
                                 Average                Rate       Average                Rate       Average                Rate
                                 Balance    Interest    Paid       Balance    Interest    Paid       Balance    Interest    Paid
                               ----------  ----------  -------   ----------  ----------  -------   ----------  ----------  -------
Noninterest-bearing deposits   $  140,004  $       --       --%  $  122,729  $       --      --%   $   72,215  $       --      --%
Passbook accounts                  69,635       1,994     2.86       75,849       2,219     2.93       73,068       2,110     2.89
NOW and money market accounts     359,831      13,203     3.67      282,386       7,941     2.81      225,740       4,892     2.17
Term certificates               1,309,327      73,220     5.59    1,204,661      60,416     5.02    1,253,482      67,741     5.40
                               ----------  ---------             ----------  ----------            ----------  ----------

     Total deposits            $1,878,797  $   88,417     4.71%  $1,685,625  $   70,576     4.19%  $1,624,505  $   74,743     4.60%
                               ==========  ==========  =======   ==========  ==========  =======   ==========  ==========  =======

         Borrowings. Other than deposits, the Company utilizes advances from the FHLB to fund its operations. During 2000, the Company relied on deposits to an increasing extent to fund operations and, as a result, reduced FHLB borrowings by $112.0 million from December 31, 1999 to December 31, 2000.

         The following table sets forth certain information regarding the short-term borrowings of the Company at or for the dates indicated (dollars in thousands):

                                                             At or For the Years
                                                             ended December 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------   --------
FHLB OF TOPEKA ADVANCES:
   Average balance outstanding                        $262,885     292,758    132,659
   Maximum amount outstanding at any
     month-end during the period                       326,217     497,178    220,033
   Balance outstanding at end of period                190,028     302,035    220,033
   Average interest rate during the period                6.11%       5.09       5.69
   Average interest rate at end of period                 6.44%       5.78       4.77

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:
   Average balance outstanding                        $ 18,352          --         --
   Maximum amount outstanding at any
     month-end during the period                        38,214          --         --
   Balance outstanding at end of period                 38,214          --         --
   Average interest rate during the period                5.85%         --         --
   Average interest rate at end of period                 5.92%         --         --


         Pursuant to the private placement, the Company issued $80.0 million of senior notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. Debt issuance costs were capitalized and the unamortized balance of $1.2 million is reflected as other assets in the Consolidated Statement of Financial Condition. The Company funds the semiannual interest payments through dividends paid to the Company from the Bank. During 2000 and 1999, the Company purchased and retired $34.1 million and $4.8 million of senior notes, resulting in a $922,000 and $257,000 extraordinary loss, net of tax, respectively. For additional information, see "Business--Sources of Funds--Borrowings" in Item 1 hereof and Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Stockholders' Equity. Stockholders' equity increased from $128.3 million at December 31, 1999 to $156.3 million at December 31, 2000. The increase in stockholders' equity came primarily as a result of net income during the period. Accumulated other comprehensive income increased $4.2 million during fiscal 2000, as the Company marked its available-for-sale security portfolio to market, net of taxes, in accordance with accounting principles generally accepted in the United States of America. At December 31, 2000, the ratio of the Company's stockholders' equity to total assets amounted to 6.6% and the Bank exceeded its minimum regulatory capital requirements. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS

         General. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, consisting primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. On an ongoing basis, the Company's results of operations will be affected by the level of its noninterest income including deposit related income; loan fees and service charges; net gains (losses) on sales of assets; the level of its noninterest expense, such as compensation and employee benefits, deposit insurance premiums, provisions for losses on foreclosed assets, equipment and data processing expense and occupancy expense; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; and provisions for income taxes.

         Net Income. The Company reported net income of $23.8 million, $22.0 million and $18.4 million during the years ended December 31, 2000, 1999 and 1998, respectively. Net income increased by $1.8 million or 8.3% during the year ended December 31, 2000, as compared to the year ended December 31, 1999, primarily due to the increase in the net interest and dividend income as a result of the Company's growth in the loan portfolio. The extraordinary item of $922,000 and $257,000, net of tax, charged to income during the years ended December 31, 2000 and 1999, respectively, occurred as a result of the Company's purchase and retirement of $34.1 million and $4.8 million of senior notes.

         Net Interest and Dividend Income. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income rose in all comparative periods presented as the Company continued to increase its net interest earnings assets (interest-earning assets less interest-bearing liabilities). The Company's net interest margin and interest spread increased between the December 31, 1998 and December 31, 1999 comparative periods as the cost of interest bearing liabilities declined. However, during the year ended December 31, 2000, the Company's interest rate spread and margin declined due to market driven interest rate pressures. Despite interest rate pressures in 2000, growth in the Company's loan receivables resulted in a continued rise in net interest income.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

    The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin. Information is based on average daily balances during the indicated periods (dollars in thousands):

                                                                      Years ended December 31,
                                          -------------------------------------------------------------------------------
                                                           2000                                      1999
                                          --------------------------------------    -------------------------------------
                                            Average                    Average        Average                   Average
                                            Balance      Interest     Yield/Cost      Balance      Interest    Yield/Cost
                                          ----------    ----------    ----------    ----------    ----------   ----------
Interest-earning assets:
  Loans receivable(1)                     $1,817,414    $  157,648          8.67%   $1,577,869    $  130,869         8.29%
  Securities(2)                              418,280        29,811          7.13       501,781        34,141         6.80
  Securities purchased under
   agreements to resell                           --            --            --            --            --           --
  Other earning assets(3)                     40,794         2,743          6.72        46,423         3,288         7.08
                                          ----------    ----------                  ----------    ----------
   Total interest-earning assets           2,276,488       190,202          8.35%    2,126,073       168,298         7.92%
                                                        ----------    ==========                  ----------   ==========
Noninterest-earning assets                    96,288                                    93,673
                                          ----------                                ----------
   Total assets                           $2,372,776                                $2,219,746
                                          ==========                                ==========
Interest-bearing liabilities:
  Deposits:
   Transaction accounts(4)                $  429,466    $   15,197          3.54%   $  358,235    $   10,160         2.84%
   Term certificates of deposit            1,309,327        73,220          5.59     1,204,661        60,416         5.02
                                          ----------    ----------                  ----------    ----------
    Total deposits                         1,738,793        88,417          5.08     1,562,896        70,576         4.52
  Borrowings:
   FHLB advances                             262,885        16,329          6.11       292,758        14,901         5.09
   Securities sold under agreements
    to repurchase and other                   18,352         1,073          5.85            --            --           --
   Senior notes                               50,113         6,033         11.81        78,442         9,310        11.81
                                          ----------    ----------                  ----------    ----------
    Total interest-bearing liabilities     2,070,143       111,852          5.40%    1,934,096        94,787         4.90%
                                                        ----------    ==========                  ----------    ==========
Noninterest-bearing liabilities              164,045                                   161,059
                                          ----------                                ----------
    Total liabilities                      2,234,188                                 2,095,155
Stockholders' equity                         138,588                                   124,591
                                          ----------                                ----------
    Total liabilities and stockholders'
     equity                               $2,372,776                                $2,219,746
                                          ==========                                ==========
Net interest-earning assets               $  206,345                                $  191,977
                                          ==========                                ==========
Net interest income/interest rate
  spread                                                $   78,350          2.95%                 $   73,511         3.02%
                                                        ==========    ==========                  ==========    ==========
Net interest margin                                                         3.44%                                    3.46%
                                                                      ==========                                ==========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                             109.97%                                   109.93%
                                                                      ==========                                ==========

                                                Years ended December 31,
                                          ------------------------------------
                                                          1998
                                          ------------------------------------
                                            Average                  Average
                                            Balance     Interest    Yield/Cost
                                          ----------   ----------   ----------
Interest-earning assets:
  Loans receivable(1)                     $1,162,514   $   96,851         8.33%
  Securities(2)                              577,526       41,862         7.25
  Securities purchased under
   agreements to resell                       70,368        3,947         5.61
  Other earning assets(3)                     73,004        4,544         6.22
                                          ----------   ----------
   Total interest-earning assets           1,883,412      147,204         7.81%
                                                       ----------   ==========
Noninterest-earning assets                    93,316
                                          ----------
   Total assets                           $1,976,728
                                          ==========
Interest-bearing liabilities:
  Deposits:
   Transaction accounts(4)                $  298,808   $    7,002         2.34%
   Term certificates of deposit            1,253,482       67,741         5.40
                                          ----------   ----------
    Total deposits                         1,552,290       74,743         4.82
  Borrowings:
   FHLB advances                             132,659        7,547         5.69
   Securities sold under agreements
    to repurchase and other                       64          678           --
   Senior notes                               80,000        9,470        11.81
                                          ----------   ----------
    Total interest-bearing liabilities     1,765,013       92,438         5.24%
                                                       ----------   ==========
Noninterest-bearing liabilities              107,718
                                          ----------
    Total liabilities                      1,872,731
Stockholders' equity                         103,997
                                          ----------
    Total liabilities and stockholders'
     equity                               $1,976,728
                                          ==========
Net interest-earning assets               $  118,399
                                          ==========
Net interest income/interest rate
  spread                                               $   54,766         2.57%
                                                       ==========   ==========
Net interest margin                                                       2.91%
                                                                    ==========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                           106.71%
                                                                    ==========



----------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.

(2)      Includes all securities including the market valuation accounts.

(3) Includes cash and due from banks, interest bearing deposits and FHLB and FRB stock.

(4)      Includes passbook, NOW, and money market accounts.

RATE/VOLUME ANALYSIS

    The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to
    (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume) (dollars in thousands):

                                 Year ended December 31, 2000 compared to 1999  Year ended December 31, 1999 compared to 1998
                                 ---------------------------------------------  ---------------------------------------------
                                   Increase (Decrease) due to                     Increase (Decrease) due to
                                 -------------------------------                -------------------------------
                                                                    Total Net                                      Total Net
                                                                    Increase                                       Increase
                                   Rate     Volume   Rate/Volume   (Decrease)     Rate     Volume   Rate/Volume   (Decrease)
                                 -------   -------   -----------   ----------   -------   -------   -----------   ----------
Interest-earning assets:
   Loans receivable              $ 6,000    19,868           911       26,779      (432)   34,604          (154)      34,018
   Securities                      1,621    (5,681)         (270)      (4,330)   (2,567)   (5,490)          336       (7,721)
   Securities purchased under
     agreements to resell             --        --            --           --    (3,947)   (3,947)        3,947       (3,947)
   Other earning assets             (166)     (399)           20         (545)      627    (1,655)         (228)      (1,256)
                                 -------   -------   -----------   ----------   -------   -------   -----------   ----------
         Total net change in
           income on
           interest-earning
           assets                  7,455    13,788           661       21,904    (6,319)   23,512         3,901       21,094
                                 -------   -------   -----------   ----------   -------   -------   -----------   ----------

Interest-bearing liabilities:
   Deposits:
     Transaction accounts          2,517     2,020           500        5,037     1,473     1,392           293        3,158
     Term certificates of
       deposit                     6,951     5,249           604       12,804    (4,877)   (2,638)          190       (7,325)
                                 -------   -------   -----------   ----------   -------   -------   -----------   ----------
       Total deposits              9,468     7,269         1,104       17,841    (3,404)   (1,246)          483       (4,167)
   Borrowings:
     FHLB advances                 3,283    (1,520)         (335)       1,428      (795)    9,108          (959)       7,354
     Securities sold under
       agreements to repurchase       --        --         1,073        1,073        --        --            --           --
     Promissory note payable          --        --            --           --        --        --          (678)        (678)
     Senior notes                     (4)   (3,347)           74       (3,277)        5      (184)           19         (160)
                                 -------   -------   -----------   ----------   -------   -------   -----------   ----------
         Total net change in
           expense on
           interest-bearing
           liabilities            12,747     2,402         1,916       17,065    (4,194)    7,678        (1,135)       2,349
                                 -------   -------   -----------   ----------   -------   -------   -----------   ----------
Change in net interest income    $(5,292)   11,386        (1,255)       4,839    (2,125)   15,834         5,036       18,745
                                 =======   =======   ===========   ==========   =======   =======   ===========   ==========

                                 Year ended December 31, 1998 compared to 1997
                                 ---------------------------------------------
                                   Increase (Decrease) due to
                                 -------------------------------
                                                                    Total Net
                                                                    Increase
                                   Rate     Volume   Rate/Volume   (Decrease)
                                 -------   -------   -----------   ----------
Interest-earning assets:
   Loans receivable              (17,988)   12,706        (2,191)      (7,473)
   Securities                     15,139   (43,271)       (8,360)     (36,492)
   Securities purchased under
     agreements to resell            (46)    1,875           (41)       1,788
   Other earning assets               97       504            12          613
                                 -------   -------   -----------   ----------
         Total net change in
           income on
           interest-earning
           assets                 (2,798)  (28,186)      (10,580)     (41,564)
                                 -------   -------   -----------   ----------

Interest-bearing liabilities:
   Deposits:
     Transaction accounts         (1,053)      883          (128)        (298)
     Term certificates of
       deposit                    (3,564)   (4,135)          196       (7,503)
                                 -------   -------   -----------   ----------
       Total deposits             (4,617)   (3,252)           68       (7,801)
   Borrowings:
     FHLB advances                (7,836)  (29,656)        5,944      (31,548)
     Securities sold under
       agreements to repurchase  (11,848)  (11,843)       12,521      (11,170)
     Promissory note payable        (583)     (583)          583         (583)
     Senior notes                     (2)    6,500            20        6,518
                                 -------   -------   -----------   ----------
         Total net change in
           expense on
           interest-bearing
           liabilities           (24,886)  (38,834)       19,136      (44,584)
                                 -------   -------   -----------   ----------
Change in net interest income     22,088    10,648       (29,716)       3,020
                                 =======   =======   ===========   ==========

         Interest Income. Total interest and dividend income increased by $21.9 million or 13.0% during the year ended December 31, 2000 as compared to the year ended December 31, 1999. Total interest and dividend income increased by $21.1 million or 14.3% during the year ended December 31, 1999 as compared to the year ended December 31, 1998. During the years ended 2000 and 1999, the Company's average balance of loans receivable increased while rate changes were steady or increasing. Correspondingly, during these periods, interest income on loans receivable increased $26.8 million or 20.5% during the year ended December 31, 2000 and $34.0 million or 35.1% during the year ended December 31, 1999 as compared to the prior periods. During the year ended 1998, a decline in the weighted average yield of the Company's loan portfolio offset average balance increases which resulted in a total net decrease in interest income on loans receivable of $7.5 million.

         Interest income on securities and other interest-earning assets (which includes mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and FRB stock) declined by $4.9 million or 13.0%, $12.9 million or 25.7% and $34.1 million or 40.4% during the years ended December 31, 2000, 1999 and 1998, respectively, as compared to the same periods in the prior years. The decline in interest income on such investments during the years ended December 31, 2000, 1999 and 1998 was primarily due to the decreases in the average balance of such investments of $89.1 million, $172.7 million and $671.3 million during each respective comparative period.

         Interest Expense. Interest expense on deposits is the largest component of the Company's interest-bearing liabilities and rose $17.8 million or 25.3% during the year ended December 31, 2000. The increased expense was associated with the corresponding $83.5 million increase in total deposits as well as the 56 basis point increase in the costs of those deposits during the year ended December 31, 2000. Interest expense on deposits declined from $74.7 million at December 31, 1998 to $70.6 million at December 31, 1999. The interest expense decline was due largely to a decline in the average cost of those deposits which fell from 4.82% to 4.52% during the period ended December 31, 1999. Average balance declines of interest-bearing deposits for the year ended December 31, 1998, coupled with declines in the cost of those funds, led to the decline in interest expense noted for that period.

         Interest expense on FHLB advances increased $1.4 million or 9.6% and $7.4 million or 97.4% during the years ended December 31, 2000 and 1999, respectively. The increase in interest expense on FHLB advances for the year ended December 31, 2000 when compared to the same period in the prior year is due to a 102 basis point increase in the cost of those funds. The increase in interest expense on FHLB advances for the year ended December 31, 1999 when compared to the same period in the prior year is due to the 120.7% increase in the average balance of those borrowings when compared to the same period in the prior year. Interest expense on FHLB advances declined $31.5 million or 80.7% during the year ended December 31, 1998 due to the 75.9% decline in the average balance of those borrowings, when compared to the same period in the prior year. This decline in the average balance was due to the strategic balance sheet restructuring undertaken by new management after the Private Placement and the Redemption in September 1997. During this period, the Company began to reduce its securities holdings through periodic bulk sale transactions and utilized those proceeds to pay off its reverse repurchase agreements and pay down FHLB advances.

         Interest expense on securities sold under agreements to repurchase totaled $1.1 million during the year ended December 31, 2000 as the Company began offering its commercial customers cash sweep account services. There was no interest expense for securities sold under agreements to repurchase for the year ended December 31, 1999. Interest expense on reverse repurchase agreements declined $11.2 million or 94.3% during the year ended December 31, 1998 as compared to the prior period.

         During the periods presented, interest expense on notes payable consisted of interest accrued with respect to the senior notes. On September 8, 1997, in connection with the closing of the Private Placement and the Redemption, the Company issued $80.0 million of the senior notes (which are due in September 2004 and bear interest at the rate of 11.0% payable semi-annually). Interest expense and amortization of issuance costs on the senior notes (which began to accrue on September 8, 1997) amounted to $6.0 million, $9.3 million and $9.5 million during the years ended December 31, 2000, 1999 and 1998, respectively.

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

         The Company established provisions for loan losses of $2.7 million, $2.0 million and $1.5 million during the years ended December 31, 2000, 1999 and 1998, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $2.7 million, $1.9 million and $1.3 million.

         Noninterest Income. Total noninterest income amounted to $17.9 million, $18.5 million and $14.8 million during the years ended December 31, 2000, 1999 and 1998, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets, the increase in the cash surrender value of the bank owned life insurance and other miscellaneous income. Total noninterest income decreased by $609,000 or 3.3% during the year ended December 31, 2000 as compared to the year ended December 31, 1999. This decrease is primarily attributable to the elimination of the origination of residential loans from its portfolio by the Bank as a continuing shift in its course of business as a commercial bank. Total noninterest income increased by $3.8 million or 25.4% during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to increased loan fees and service charges as well as increased deposit related services charges. Net gains on sale of assets recognized during the years ended December 31, 2000, 1999 and 1998 of $646,000, $1.2 million and $932,000, respectively, came as a result of the Company's sale of mortgage-related securities, mortgages and consumer loans. See "Qualitative and Quantitative Disclosure about Market Risk--Asset and Liability Management" in Item 7A hereof.

         Noninterest Expense. Total noninterest expense decreased $661,000 or 1.2% during the year ended December 31, 2000 as compared to the same period in the prior year primarily due to reductions in advertising and professional fees and, to a lesser extent, a reduction in occupancy costs as the Bank determined it was cost effective to purchase previously leased space as the opportunity became available. Total noninterest expense increased $15.8 million or 40.0% during the year ended December 31, 1999 as compared to $3.2 million or 7.4% for the year ended December 31, 1998. The increase in noninterest expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998 resulted from additional compensation, benefits and other noninterest expenses associated with the formation of the new corporate lending unit. Additional increases in noninterest expense in 1999 were due to additional data processing expenses incurred as a result of the Company's Year 2000 readiness efforts, additional costs incurred in connection with the acquisition and operation of BankSouth as well as start-up costs associated with the new Operations Center which became fully functional during the year ended December 31, 1999.

         Provision for Income Taxes. During the years ended December 31, 2000, 1999 and 1998, the Company recognized $14.3 million, $12.6 million and $10.3 million, respectively, of provisions for income taxes. At December 31, 2000, the Company had approximately $113.0 million of net operating loss carryforwards available for state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2006 and 2013. At December 31, 2000, 1999 and 1998, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the current strategy of new management, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized. See "Business--Taxation--Federal" in Item 1 hereof and Note 12 of the Notes to Consolidated Financial Statements in Item 8 hereof.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB, securities sold under agreements to repurchase and other short and long-term borrowings.

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2000, the Company had unutilized borrowing capacity with the FHLB with a credit limit subject to the maximum amount of credit available under the Federal Home Loan Bank System Credit Policy.

         At December 31, 2000, the Company had outstanding loan commitments (including unused lines of credit) for commercial real estate and commercial business loans of $232.8 million. Certificates of deposit which are scheduled to mature within one year totaled $1.029 billion at December 31, 2000, and borrowings that are scheduled to mature within the same period totaled $190.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance any maturing borrowings.

         During the years ended December 31, 2000 and 1999, the Company made interest payments on the senior notes funded through dividends from the Bank. During the years ended December 31, 2000 and 1999, the Company purchased and retired $34.09 million and $4.75 million, respectively, of the senior notes which had been issued in connection with the Company's recapitalization in 1997. This move will reduce future interest costs associated with those notes. The senior notes have an annual debt service requirement of $4.5 million. During the year ending December 31, 2001, the Company intends to fund the interest payments scheduled to be made on March 1, 2001 and September 1, 2001 through dividends from the Bank.

         Capital Resources. Federally insured institutions such as the Company and the Bank are required to maintain minimum levels of regulatory capital. See "Business--Regulation and Supervision--Capital Requirements" in Item 1 hereof. The following table reflects the Company's and the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 2000 (dollars in thousands):

                           Minimum Required            Actual                 Excess
                         --------------------   --------------------   --------------------
                          Percent     Amount     Percent     Amount     Percent     Amount
                         --------    --------   --------    --------   --------    --------
The Company:
   Leverage                  4.00%   $ 96,198       5.61%   $134,804       1.61%   $ 38,606
   Core capital              4.00      69,657       7.74     134,804       3.74      65,147
   Total capital             8.00     139,314       9.00     156,653       1.00      17,339

The Bank:
   Leverage                  4.00%   $ 96,147       7.30%   $175,459       3.30%   $ 79,312
   Core capital              4.00      69,604      10.08     175,459       6.08     105,855
   Total capital             8.00     139,209      11.34     197,292       3.34      58,083

INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and related data presented in
Item 8 hereof have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available for sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after December 15, 2000 with earlier application not permitted. Management has determined that this Statement did not have an impact on the consolidated financial position or the results of operations of the Company upon implementation on January 1, 2001.

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2000, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                             More Than
                                                               Three to      More Than      Three Years
                                              Within Three      Twelve      One Year to       to Five      Over Five
                                                 Months         Months      Three Years        Years         Years       Total
                                              ------------     ---------    ------------    ------------   ---------   ---------
Interest-earning assets(1):
   Loans receivable(2)                        $    731,640       296,114         430,422         276,995     132,754   1,867,925
   Securities(3)                                    52,041        44,435         109,063          88,539      52,926     347,004
   Other interest-earning assets(4)                 59,605         3,783              --              --          --      63,388
                                              ------------     ---------    ------------    ------------   ---------   ---------
       Total                                  $    843,286       344,332         539,485         365,534     185,680   2,278,317
                                              ============     =========    ============    ============   =========   =========

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                               $    221,256        40,263          73,503          44,136      68,657     447,815
     Passbook accounts                               3,465        10,394          19,230          11,691      18,127      62,907
     Certificates of deposit                       466,072       562,854         202,798          29,558         852   1,262,134
   Borrowings:
     FHLB advances(6)                              190,000            --              --              --          28     190,028
     Securities sold under agreements
       to repurchase                                38,214            --              --              --          --      38,214
     Senior notes                                       --            --              --          41,160          --      41,160
                                              ------------     ---------    ------------    ------------   ---------   ---------
       Total                                  $    919,007       613,511         295,531         126,545      87,664   2,042,258
                                              ============     =========    ============    ============   =========   =========

Excess (deficiency) of interest-earning
   assets over interest-bearing liabilities   $    (75,721)     (269,179)        243,954         238,989      98,016     236,059
                                              ============     =========    ============    ============   =========   =========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities               $    (75,721)     (344,900)       (100,946)        138,043     236,059     236,059
                                              ============     =========    ============    ============   =========   =========
Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities as
   a percent of total assets                         (3.19)%      (14.51)          (4.25)           5.81        9.93        9.93
                                              ============     =========    ============    ============   =========   =========

----------

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

                                              December 31, 2000                     December 31, 1999
                                             Net Interest Income                   Net Interest Income
                                            (next four quarters)                  (next four quarters)
               --------------------- ------------------------------------  ------------------------------------
                                         Estimated                             Estimated
                 Change (in Basis         Change                                Change
               Points) in Interest       from Base           % Change          from Base           % Change
                     Rates(1)             (000's)           from Base           (000's)           from Base
               --------------------- -----------------  -----------------  ------------------ -----------------
                       +200                   591                 1              (2,334)               (3)

                       +100                   330                --                (766)               (1)

                          0                81,960(2)             --              76,842(2)             --


                       -100                 2,394                 3               2,771                 4

                       -200                (1,041)               (1)             12,505                16


                                              December 31, 2000                     December 31, 1999
                                                     EVE                                   EVE
               --------------------- ------------------------------------  ------------------------------------
                                         Estimated                             Estimated
                 Change (in Basis         Change                                Change
               Points) in Interest       from Base           % Change          from Base           % Change
                     Rates(1)             (000's)           from Base           (000's)           from Base
               --------------------- -----------------  -----------------  ------------------ -----------------
                       +200               (33,635)              (16)           (44,864)               (25)

                       +100               (14,166)               (7)           (21,150)               (12)

                          0               215,360                --            179,137                 --

                       -100                 3,735                 2             17,164                 10

                       -200                    38                --             16,143                  9

----------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing balance sheet as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds.

         The increase from December 31, 1999 to December 31, 2000 in net interest income in the base case is mainly due to a reduction in the senior notes balance outstanding and the addition of lower cost fixed rate borrowings. The drop in sensitivity from December 31, 1999 in the down 200 basis points shock is primarily due to a drop in discount accretion in the down shocks due to a lower balance of discounted mortgage securities. December 31, 1999 net interest income shocks have been revised to reflect current methodology used in the calculation of duration on savings and demand deposits.

         The increase from December 31, 1999 to December 31, 2000 in EVE in the base case is mainly due to net income for 2000 and the drop in market rates from December 31, 1999. The drop in sensitivity of EVE from December 31, 1999 within the shocks is largely due to a shift of assets from securities to loans and a shorter duration on the loan portfolio due to increasing prepayment speeds.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 2000 and 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements for the Years Ended December 31, 2000, 1999 and 1998 are filed as part of this report:


         Independent Auditors' Report

         Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

         Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

         No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3) Management Contracts or Compensatory Plan Arrangements

         See exhibits marked with a double asterisk in Item 14(c) below.

(b) Reports on Form 8-K

         On April 27, 2000, Local Financial Corporation issued a press release announcing its first quarter earnings.

         On July 25, 2000, Local Financial Corporation issued a press release announcing its second quarter earnings.

         On October 24, 2000, Local Financial Corporation issued a press release announcing its third quarter earnings.

         On February 5, 2001, Local Financial Corporation issued a press release announcing its earnings for 2000.

(c) List of Exhibits.

Exhibit
Number            Description of Exhibit

3.1 Certificate of Incorporation of Local Financial Corporation ("Local Financial")(1)

3.2               Certificate of Amendment of Local Financial(1)

3.3               Bylaws of Local Financial(1)

4.3 Indenture between Local Financial and The Bank of New York ("BONY"), as Trustee, dated September 8, 1997(1)

4.4               Form of Common Stock certificate of Local Financial(1)

4.5               Form of Senior Note (included in Exhibit 4.3)(1)

10.10 Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997(1)*

10.11 Local Financial Corporation 1998 Stock Option Plan, as amended July 26, 2000*

10.12             Form of Severance Agreement, dated January 1, 1999(2)*

10.13 Amended and Restated Employment Agreement between Local Financial and Edward A. Townsend, effective October 1, 2000*

10.14 Amended and Restated Employment Agreement between Local Financial and Jan A. Norton, effective October 1, 2000*

10.15 1998 Non-qualified Stock Option Agreement between Local Financial and Edward A. Townsend dated September 23, 1998(2)

10.16 1998 Non-qualified Stock Option Agreement between Local Financial and Jan A. Norton dated September 23, 1998(2)

10.17 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial Corporation and Local Oklahoma Bank, N.A., and Edward A. Townsend dated January 30, 2001.*

10.18 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial Corporation and Local Oklahoma Bank, N.A., and Jan A. Norton dated January 30, 2001.*

21.0              Subsidiaries of the Registrant(3)

----------

(1) These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 (effective April 21, 1998) and are incorporated by reference herein.

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

                                       LOCAL FINANCIAL CORPORATION

Date March 14, 2001                    By: /s/ Edward A. Townsend
                                          --------------------------------------
                                          Chairman and Chief Executive Officer

Date March 14, 2001                    By: /s/ Richard L. Park
                                          --------------------------------------
                                          Executive Vice President and
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date March 14, 2001                    By: /s/ Robert A. Kotecki*
                                          --------------------------------------
                                          Robert A. Kotecki, Director

Date March 14, 2001                    By: /s/ Joseph A. Leone*
                                          --------------------------------------
                                          Joseph A. Leone, Director

Date March 14, 2001                    By: /s/ George Nigh*
                                          --------------------------------------
                                          George Nigh, Director

Date March 14, 2001                    By: /s/ Jan A. Norton
                                          --------------------------------------
                                          Jan A. Norton, Director

Date March 14, 2001                    By: /s/ Edward A. Townsend
                                          --------------------------------------
                                          Edward A. Townsend, Director

Date March 14, 2001                    By: /s/ Kenneth W. Townsend*
                                          --------------------------------------
                                          Kenneth W. Townsend, Director

Date March 14, 2001                    By: /s/ J. David Rosenberg*
                                          --------------------------------------
                                          J. David Rosenberg, Director

Date March 14, 2001                    By: /s/ Andrew M. Coats*
                                          --------------------------------------
                                          Andrew M. Coats, Director

----------

* By: /s/ Richard L. Park
     ---------------------------------
     Richard L. Park, Attorney in fact

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



           Independent Auditors' Report..............................................................F-1

           Audited Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
              as of December 31, 2000 and 1999.......................................................F-2

           Consolidated Statements of Operations
              for the Years Ended December 31, 2000, 1999 and 1998...................................F-3

           Consolidated Statements of Stockholders' Equity
              for the Years Ended December 31, 2000, 1999 and 1998...................................F-4

           Consolidated Statements of Cash Flows
              for the Years Ended December 31, 2000, 1999 and 1998...................................F-5

           Notes to Consolidated Financial Statements
              for December 31, 2000, 1999 and 1998...................................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Local Financial Corporation:



We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiary (the Company) as of December 31, 2000 and 1999, and related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                           KPMG LLP
Oklahoma City, Oklahoma
February 2, 2001

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                           December 31, 2000 and 1999
                    (dollars in thousands, except share data)

                                                                                          2000            1999
                                                                                      ------------    ------------
                                     ASSETS

Cash and due from banks                                                               $     39,571          48,122
Interest bearing deposits with other banks                                                   4,400           7,700
Securities available for sale                                                              354,048         529,230
Loans receivable, net of allowance for loan losses of $28,345 at December 31, 2000
    and $28,297 at December 31, 1999                                                     1,848,876       1,685,550
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                    19,417          24,820
Premises and equipment, net                                                                 37,865          31,805
Assets acquired through foreclosure and repossession, net                                      881             723
Intangible assets, net                                                                      16,888          18,227
Current and deferred taxes, net                                                              6,976          14,217
Other assets                                                                                48,089          21,213
                                                                                      ------------    ------------

        Total assets                                                                  $  2,377,011       2,381,607
                                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                                          $    606,752         458,824
      Savings                                                                               62,907          73,546
      Time                                                                               1,262,134       1,315,970
                                                                                      ------------    ------------

        Total deposits                                                                   1,931,793       1,848,340

    Advances from the Federal Home Loan Bank of Topeka                                     190,028         302,035
    Securities sold under agreements to repurchase                                          38,214              --
    Senior notes                                                                            41,160          75,250
    Other liabilities                                                                       19,545          27,688
                                                                                      ------------    ------------

        Total liabilities                                                                2,220,740       2,253,313

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value, 25,000,000 shares authorized; 20,537,269 shares
      issued and 20,537,209 shares outstanding at December 31, 2000 and 1999                   205             205
    Preferred stock, $0.01 par value, 5,000,000 shares authorized; none outstanding             --              --
    Additional paid-in capital                                                             206,758         206,758
    Retained earnings                                                                       96,003          72,189
    Treasury stock, 60 shares, at cost                                                    (151,274)       (151,274)
    Accumulated other comprehensive income                                                   4,579             416
                                                                                      ------------    ------------

        Total stockholders' equity                                                         156,271         128,294
                                                                                      ------------    ------------

        Total liabilities and stockholders' equity                                    $  2,377,011       2,381,607
                                                                                      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2000, 1999 and 1998
                    (dollars in thousands, except share data)

                                                                         YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     2000          1999          1998
                                                                  ----------    ----------    ----------
Interest and dividend income:
    Loans                                                         $  157,648       130,869        96,851
    Securities available for sale                                     29,811        34,141        41,862
    Federal Home Loan Bank of Topeka and
      Federal Reserve Bank stock                                       1,523         2,215         3,474
    Other investments                                                  1,220         1,073         5,017
                                                                  ----------    ----------    ----------
             Total interest and dividend income                      190,202       168,298       147,204
Interest expense:
    Deposit accounts                                                  88,417        70,576        74,743
    Advances from the Federal Home Loan Bank of Topeka                16,329        14,901         7,547
    Securities sold under agreements to repurchase                     1,073            --           678
    Notes payable                                                      6,033         9,310         9,470
                                                                  ----------    ----------    ----------
             Total interest expense                                  111,852        94,787        92,438
Net interest and dividend income                                      78,350        73,511        54,766
    Provision for loan losses                                         (2,700)       (2,000)       (1,450)
                                                                  ----------    ----------    ----------
      Net interest and dividend income after provision
        for loan losses                                               75,650        71,511        53,316
Noninterest income:
    Deposit related income                                            13,304        13,606        10,389
    Loan fees and loan service charges                                 1,811         2,679         1,737
    Net gains on sale of assets                                          646         1,201           932
    Other                                                              2,172         1,056         1,724
                                                                  ----------    ----------    ----------
             Total noninterest income                                 17,933        18,542        14,782
                                                                  ----------    ----------    ----------
Noninterest expense:
    Compensation and employee benefits                                31,883        28,193        19,287
    Deposit insurance premiums                                           373           898         1,323
    Equipment and data processing                                      6,452         5,942         4,276
    Occupancy                                                          3,645         4,033         3,029
    Advertising                                                          633         1,498         2,080
    Professional fees                                                  1,061         2,587         2,142
    Other                                                             10,469        12,026         7,270
                                                                  ----------    ----------    ----------
             Total noninterest expense                                54,516        55,177        39,407
                                                                  ----------    ----------    ----------
Income before provision for income taxes and extraordinary item       39,067        34,876        28,691
    Provision for income taxes                                        14,331        12,627        10,254
                                                                  ----------    ----------    ----------
             Income before extraordinary item                         24,736        22,249        18,437
Extraordinary item--purchase and retirement of senior notes,
    net of tax                                                          (922)         (257)           --
                                                                  ----------    ----------    ----------
             Net income                                           $   23,814        21,992        18,437
                                                                  ==========    ==========    ==========
Earnings per share:
    Income before extraordinary item:
      Basic                                                       $     1.20          1.08          0.90
                                                                  ==========    ==========    ==========
      Diluted                                                     $     1.20          1.08          0.89
                                                                  ==========    ==========    ==========
    Net income:
      Basic                                                       $     1.16          1.07          0.90
                                                                  ==========    ==========    ==========
      Diluted                                                     $     1.16          1.07          0.89
                                                                  ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)

                                                                                                     ACCUMULATED
                                                                ADDITIONAL                              OTHER            TOTAL
                                                       COMMON    PAID-IN     RETAINED   TREASURY    COMPREHENSIVE    STOCKHOLDERS'
                                                       STOCK     CAPITAL     EARNINGS    STOCK      INCOME (LOSS)       EQUITY
                                                       ------   ----------   --------   --------    -------------    -------------
Balance, December 31, 1997                             $  197      197,766     31,760   (149,436)           2,338           82,625
    Comprehensive income:
      Net income                                           --           --     18,437         --               --           18,437
      Net change in unrealized gains on securities
        available for sale, net of reclassification
        adjustment                                         --           --         --         --            8,744            8,744
                                                                                                                     -------------
      Comprehensive income                                                                                                  27,181
    Issuance of common stock                                8        8,992         --         --               --            9,000
                                                       ------   ----------   --------   --------    -------------    -------------

Balance, December 31, 1998                                205      206,758     50,197   (149,436)          11,082          118,806
    Comprehensive income:
      Net income                                           --           --     21,992         --               --           21,992
      Net change in unrealized gains on securities
        available for sale, net of reclassification
        adjustment                                         --           --         --         --          (10,666)         (10,666)
                                                                                                                     -------------
      Comprehensive income                                                                                                  11,326
    Settlement of the Redemption Agreement (note 13)       --           --         --     (1,838)              --           (1,838)
                                                       ------   ----------   --------   --------    -------------    -------------

Balance, December 31, 1999                                205      206,758     72,189   (151,274)             416          128,294
    Comprehensive income:
      Net income                                           --           --     23,814         --               --           23,814
      Net change in unrealized gains on securities
        available for sale, net of reclassification
        adjustment                                         --           --         --         --            4,163            4,163
                                                                                                                     -------------
      Comprehensive income                                                                                                  27,977
                                                       ------   ----------   --------   --------    -------------    -------------

Balance, December 31, 2000                             $  205      206,758     96,003   (151,274)           4,579          156,271
                                                       ======   ==========   ========   ========    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                                                               YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                          2000          1999          1998
                                                                       ----------    ----------    ----------
Cash provided (absorbed) by operating activities:
   Net income                                                          $   23,814        21,992        18,437
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provisions for loan losses                                           2,700         2,000         1,450
       Deferred income tax expense                                          5,579         7,941        11,259
       Accretion of discounts on loans acquired                            (2,159)       (1,220)       (2,836)
       Accretion of discount on securities available for sale, net           (693)       (3,188)       (5,390)
       Depreciation and amortization                                        3,942         3,261         3,448
       Net change in loans held for sale                                      879         9,387        (9,055)
       Net gains on sale of assets                                           (646)       (1,201)         (932)
       Stock dividends received from Federal Home Loan Bank                    --        (2,070)       (3,474)
       Change in other assets                                                (959)       10,308        20,862
       Change in other liabilities                                         (8,772)       (9,009)       (1,140)
                                                                       ----------    ----------    ----------

         Net cash provided by operating activities                         23,685        38,201        32,629
                                                                       ----------    ----------    ----------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                   283,910       160,174        47,764
   Proceeds from principal collections on securities
     available for sale                                                    58,570       246,140       233,323
   Purchase of securities available for sale                              (73,178)     (367,496)     (272,937)
   Purchases of securities under agreements to resell                          --            --    (1,139,462)
   Proceeds from maturity of securities purchased under
     agreements to resell                                                      --            --     1,317,462
   Purchases of Federal Home Loan Bank and
     Federal Reserve Bank stock                                            (6,632)       (4,659)           --
   Proceeds from the sale of Federal Home Loan Bank and
     Federal Reserve Bank stock                                            12,035        24,602         8,797
   Purchase of bank owned life insurance                                  (25,000)           --            --
   Proceeds from the sales of loans                                            --            --        29,592
   Change in loans receivable, net                                       (252,767)     (308,612)     (184,306)
   Proceeds from disposal of assets acquired through
     foreclosure and repossession                                           1,647         1,757           738
   Purchases of premises and equipment                                     (9,762)       (9,933)       (4,923)
   Proceeds from sales of premises and equipment                               71         1,313           130
   Cash paid in acquisition of Guthrie Savings, Inc., net of
     cash and cash equivalents received                                        --          (840)           --



                                       F-5                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2000            1999            1998
                                                                         ------------    ------------    ------------
   Cash acquired in acquisition of Green Country Banking Corporation     $         --              --           2,512
   Cash paid in acquisition of BankSouth Corporation, net of
     cash and cash equivalents received                                            --              --         (12,966)
                                                                         ------------    ------------    ------------

       Net cash provided (absorbed) by investing activities                   (11,106)       (257,554)         25,724
                                                                         ------------    ------------    ------------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                             137,289          62,793          39,163
   Change in time deposits                                                    (53,836)         80,250        (212,923)
   Change in securities sold under agreements to repurchase                    38,214              --              --
   Proceeds from advances from the Federal Home Loan Bank                   5,980,763         655,237         918,905
   Repayments of advances from the Federal Home Loan Bank                  (6,092,770)       (573,235)       (799,608)
   Purchase of senior notes                                                   (34,090)         (4,750)             --
   Payment of liability assumed from Green Country Banking Corporation             --              --          (3,162)
                                                                         ------------    ------------    ------------

       Net cash provided (absorbed) by financing activities                   (24,430)        220,295         (57,625)
                                                                         ------------    ------------    ------------

Net change in cash and cash equivalents                                       (11,851)            942             728

Cash and cash equivalents at beginning of year                                 55,822          54,880          54,152
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                                 $     43,971          55,822          54,880
                                                                         ============    ============    ============

Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest                                                            $    113,209          94,003          90,636
                                                                         ============    ============    ============

     Income taxes                                                        $      9,088          (8,890)        (12,042)
                                                                         ============    ============    ============

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998
                             (dollars in thousands)


                                                                             YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          2000         1999         1998
                                                                       ----------   ----------   ----------
Supplemental schedule of noncash investing and financing activities:
     Transfers of loans to assets acquired through
       foreclosure and repossession                                    $    1,805        1,787          797
                                                                       ==========   ==========   ==========

     Transfer of loans securitized to securities available for
       sale and servicing rights                                       $   87,587           --           --
                                                                       ==========   ==========   ==========

     Stock issued in acquisition of Green Country Banking
       Corporation (See note 2)                                        $       --           --        9,000
                                                                       ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Local Financial Corporation (Local Financial) is a bank holding company which owns 100% of the outstanding common stock of Local Oklahoma Bank, N.A. (Local). On March 31, 1999, Local Financial completed its merger of Local America Bank of Tulsa (LAB) into LAB's parent company, Local Federal Bank, with the merged entity operating under the name Local Oklahoma Bank. The merger was accounted for at historical cost as a combination of entities under common control similar to a pooling of interests. During 1999, Local filed an application with the Office of the Comptroller to convert to a national banking association. Concurrent with Local's charter conversion, Local Financial filed an application with the Federal Reserve Board to become registered as a bank holding company. Both applications were subsequently approved and Local converted to a national banking association on May 11, 1999. The accounting and reporting practices of Local Financial and its subsidiary reflect industry practices and are in accordance with accounting principles generally accepted in the United States of America. The more significant policies are described below.

         (a)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of Local Financial and its wholly owned subsidiary, Local, as well as Local's subsidiaries, Local Acceptance Company (Local Acceptance), Star Financial Services Corporation (Star Financial), Local Mortgage Corporation (Local Mortgage), Local Securities Corporation (Local Securities), and Star Properties, Incorporated (Star Properties). Local is an insured depository institution which obtains deposit funds primarily through retail branches throughout the State of Oklahoma and lends those funds throughout the United States. Local Acceptance, Star Financial, Local Mortgage and Star Properties are currently inactive. Local Securities is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. Local Financial and its subsidiary, Local, are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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



                                       F-8                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (c)      SECURITIES

                  The Company's securities consist primarily of mortgage-backed certificates and U. S. Government and agencies securities. Mortgage-backed certificates consist of mortgage-backed pass-through certificates (MBS) and mortgage-derivative securities (MDS) such as collateralized mortgage obligations and real estate mortgage investment conduits. Local does not own any principal only, interest only or residual tranches of mortgage-backed certificates. The Company classifies its securities as held to maturity, available for sale and held for trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. No investment securities within the portfolio are considered trading or held to maturity at December 31, 2000 and 1999. The Company has classified all of its securities as available for sale. At the time of purchase, the Company classifies securities as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity.

                  Securities classified as available for sale are recorded at their estimated market value. Changes in the estimated market value of securities available for sale are included in stockholders' equity, net of deferred taxes, as accumulated other comprehensive income. Unrealized losses on available for sale securities, which are judged to be other than temporary, are charged to earnings in the consolidated statements of operations. Gains and losses on available for sale securities are computed on a specific identification basis. Premiums and discounts are amortized or accreted in the consolidated statements of operations to approximate a level yield over the life of the related security.

                  Investment in Federal Reserve Bank (FRB) and Federal Home Loan Bank of Topeka (FHLB) stock are required investments and are carried at cost.

         (d)      LOANS RECEIVABLE

                  Loans receivable are recorded at the contractual amounts owed by borrowers, less deferred fees, unearned interest, the allowance for loan losses, nondisbursed funds, and discounts on loans acquired or originated. Interest on loans is credited to income as earned, to the extent deemed collectible. Discounts on loans and unearned interest on consumer loans are accreted into interest income to approximate a level yield over the contractual lives of the loans, adjusted for actual prepayments.

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

                        December 31, 2000, 1999 and 1998


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

                  Other loan fees such as loan servicing fees and late payment fees are included as a component of noninterest income in the accompanying consolidated statements of operations.

         (g)      LOANS HELD FOR SALE AND GAINS AND LOSSES FROM THE SALE OF
                  LOANS

                  Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than student loans held for sale at December 31, 2000 and 1999.

                  Gains and losses resulting from the sale of loans are determined by the specific identification method and reflect the extent that sales proceeds exceed or are less than the carrying value of the loans sold. In some cases, the Company sells loans and continues to service such loans for the investor. In these cases, the Company recognizes either a servicing asset, at its allocated previous carrying amount based on relative fair value, or a servicing liability at fair value. Any servicing assets recognized as part of the sale are amortized as a deduction from servicing income in proportion to and over the period of



                                      F-10                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                  estimated net servicing income. To the extent sales of loans involve the sale of part of a loan or a pool of loans, the cost basis is allocated based upon the relative fair value of the portion sold and the portion retained. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 2000 and 1999, the carrying value of servicing assets was not impaired.

                  Periodically, the Company will securitize residential real estate loans held for investment with the Federal National Mortgage Association (FNMA) and retain all of the interest in the FNMA security. No gain or loss is recognized as the securitization does not qualify as a sale. The Company's current carrying value is allocated between securities available for sale and a servicing asset based on the relative fair values.

         (h)      LOAN SERVICING

                  Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $192,556,000 and $102,736,000, at December 31, 2000 and 1999, respectively. Net servicing fees earned totaled approximately $566,000, $423,000 and $466,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

                  At December 31, 2000 and 1999, unamortized servicing assets were approximately $1,966,000 and $1,383,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $285,000, $706,000 and $1,024,000 was charged against loan servicing income for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                        December 31, 2000, 1999 and 1998


         (j)      ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

                  Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Company continually through sales and rental activities and by updated appraisals and other valuation methods when needed. The allowance for losses on assets acquired through foreclosure and repossession is an amount which management believes will be adequate to absorb losses from the disposition and/or revaluation of these assets. Additions or reversals of the allowance for losses on assets acquired through foreclosure and repossession are provided as an expense or a benefit, respectively, through other expense in the accompanying consolidated statements of operations. The allowance for losses is charged or reduced as losses through sales or revaluations are incurred.

         (k)      DEBT ISSUANCE COSTS

                  The Company capitalizes all costs related to the issuance of debt. Unamortized debt issuance costs at December 31, 2000 and 1999, of approximately $1,230,000 and $2,855,000, respectively, are included in other assets in the consolidated statements of financial condition. Debt issuance costs are amortized over the life of the senior notes as a yield adjustment to notes payable interest expense in the consolidated statements of operations.

         (l)      INTANGIBLE ASSETS

                  Intangible assets consist of goodwill and core deposit premiums. Goodwill represents the excess cost over fair value of net assets acquired and is being amortized on a straight-line basis over a 15-year period. The Company evaluates the recoverability of these intangible assets by assessing whether the amortization of the asset balances over their remaining lives can be recovered through projected cash flows. The amount of impairment, if any, is measured based on projected discounted cash flows. No impairment was recognized at December 31, 2000, 1999 and 1998.

                  Amortization expense totaled approximately $1,339,000, $1,654,000 and $1,934,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization of goodwill and core deposit premiums at December 31, 2000, 1999 and 1998, totaled approximately $3,148,000, $4,527,000 and $11,473,000, respectively.

         (m)      INCOME TAXES

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



                                      F-12                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (n)      EARNINGS PER SHARE

                  Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method. For each of the years ended December 31, 2000 and 1999, the weighted average number of shares are 20,537,209. Stock options and warrants to purchase common stock discussed in Note 15 were outstanding during the years ended December 31, 2000 and 1999, but were not included in the computation of diluted income per share because the average share price was below the exercise price during the years ended December 31, 2000 and 1999.

                  The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the year ended December 31, 1998.

                                                  WEIGHTED
                                                  AVERAGE
                                                   SHARES       PER SHARE
                                  NET INCOME    OUTSTANDING       AMOUNT
                                 ------------   ------------   ------------
Basic net income per share       $ 18,437,000     20,431,698   $       0.90
                                                               ============
Effect of dilutive securities:
     Warrants                              --         52,599
     Options                               --        122,822
                                 ------------   ------------

Diluted net income per share     $ 18,437,000     20,607,119   $       0.89
                                 ============   ============   ============

         (o)      SEGMENTS

                  The Company operates as one segment. The operating information used by the Company's chief operating decision maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. Local has one active operating subsidiary, Local Securities, which qualifies as a separate operating segment, however, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information".

         (p)      NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of



                                      F-13                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                  financial condition and measure those instruments at fair value. This statement is required to be adopted by the Company in 2001 as set forth in SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Management has determined this statement did not have an impact on the consolidated financial position or the results of operations of the Company upon implementation on January 1, 2001.

(2)      ACQUISITIONS

         On October 15, 1999, Local acquired Guthrie Savings, Inc. (Guthrie) and its subsidiary, Guthrie Federal Savings Bank, F.S.B. for approximately $9,340,000 in cash. This acquisition was accounted for under the purchase method of accounting in which the purchase price was allocated to the net assets acquired based upon their fair market values at the date of acquisition.

         The excess of the Guthrie purchase price of approximately $9,340,000 over the net assets acquired of approximately $7,302,000 was allocated to goodwill. The resulting goodwill of approximately $2,038,000 is being amortized on a straight-line basis over 15 years.

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



                                      F-14                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                        YEARS ENDED DECEMBER 31,
                                       ---------------------------
                                           1999           1998
                                       ------------   ------------
Net interest and dividend income       $ 74,829,000     63,180,000
Income before extraordinary item         22,506,000     19,587,000
Net income                               22,249,000     19,587,000

Earnings per share:
    Income before extraordinary item
       Basic                                   1.10           0.96
       Diluted                                 1.10           0.95

    Net income
       Basic                                   1.08           0.96
       Diluted                                 1.08           0.95


(3)      SECURITIES

         A comparative summary of securities available for sale is as follows (dollars in thousands):

                                                          GROSS        GROSS      ESTIMATED
                                           AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                              COST        GAINS        LOSSES        VALUE
                                           ----------   ----------   ----------   ----------
December 31, 2000:
     U.S. Government and agency
       securities                          $   33,494          212           43       33,663
     Municipal securities                         452            3           --          455
     Collateralized mortgage obligations      218,243        6,257          246      224,254
     Mortgage-backed securities                94,815          920           59       95,676
                                           ----------   ----------   ----------   ----------

                                           $  347,004        7,392          348      354,048
                                           ==========   ==========   ==========   ==========
December 31, 1999:
     U.S. Government and agency
       securities                          $   21,900            4          371       21,533
     Municipal securities                         535            5           --          540
     Collateralized mortgage obligations      493,767       10,479        9,499      494,747
     Mortgage-backed securities                12,389           64           43       12,410
                                           ----------   ----------   ----------   ----------

                                           $  528,591       10,552        9,913      529,230
                                           ==========   ==========   ==========   ==========



                                      F-15                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         Maturities of investment securities classified as available for sale at December 31, 2000, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        AMORTIZED      ESTIMATED
                                          COST       MARKET VALUE
                                      ------------   ------------
Due in one year or less               $      6,163          6,134
Due from one to five years                  27,783         27,984
                                      ------------   ------------
                                            33,946         34,118

Mortgage-backed securities                  94,815         95,676
Collateralized mortgage obligations        218,243        224,254
                                      ------------   ------------

                                      $    347,004        354,048
                                      ============   ============


         At December 31, 2000 and 1999, securities available for sale included floating rate securities with an amortized cost of approximately $42,086,000 and $156,433,000, respectively, and fixed-rate securities of approximately $304,918,000 and $372,158,000, respectively. The floating-rate securities' weighted average rate was 6.87% and 5.82% at December 31, 2000 and 1999, respectively. The fixed rate securities' weighted average rate was 6.95% and 6.64% at December 31, 2000 and 1999, respectively. The overall weighted average rate of securities was 6.94% and 6.38% at December 31, 2000 and 1999, respectively.

         At December 31, 2000 and 1999, securities with a total par amount of $104,120,000 and $67,719,000, respectively, were pledged to secure various deposits and borrowings. Accrued interest receivable on securities of approximately $2,558,000 and $3,108,000 was included in other assets at December 31, 2000 and 1999, respectively.

         Proceeds from sales of securities available for sale for the years ended December 31, 2000, 1999 and 1998 were approximately $283,910,000, $160,174,000 and $47,764,000, respectively. Gross gains of approximately $3,852,000, $809,000 and $2,189,000 were realized for the years ended December 31, 2000, 1999 and 1998, respectively. Gross losses of $3,549,000, $685,000 and $5,000 were realized for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in net gains on sale of assets in the accompanying consolidated statements of operations.



                                      F-16                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(4)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                         DECEMBER 31,
                                 ----------------------------
                                     2000            1999
                                 ------------    ------------
Residential real estate loans    $    250,487         362,351
Commercial                          1,425,382       1,183,368
Held for sale                           5,922           6,801
Consumer loans                        195,430         161,327
                                 ------------    ------------

       Totals loans                 1,877,221       1,713,847
Less:
     Allowance for loan losses        (28,345)        (28,297)
                                 ------------    ------------

       Loans receivable, net     $  1,848,876       1,685,550
                                 ============    ============


         Accrued interest receivable on loans of approximately $12,500,000 and $13,360,000 was included in other assets at December 31, 2000 and 1999, respectively.

         An analysis of the allowance for loan losses is as follows (dollars in thousands):

                                     YEARS ENDED DECEMBER 31,
                                 --------------------------------
                                   2000        1999        1998
                                 --------    --------    --------
Balance at beginning of year     $ 28,297      27,901      20,484
     Allowance acquired                --         340       7,284
     Loans charged off             (3,707)     (3,853)     (1,504)
     Recoveries                     1,055       1,909         187
                                 --------    --------    --------

         Net loans charged off     (2,652)     (1,944)     (1,317)

     Provision for loan losses      2,700       2,000       1,450
                                 --------    --------    --------

Balance at end of year           $ 28,345      28,297      27,901
                                 ========    ========    ========


         Other than Oklahoma, the Company has granted commercial real estate loans to customers principally in California, New York, Texas and Oregon. The remainder of the Company's portfolio is significantly concentrated in Oklahoma. Although the Company has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their loan contracts is dependent upon the overall economy as well as the economy of the respective states.

         In connection with the BankSouth acquisition in 1998 (see note 2), the Company acquired a portfolio of indirect automobile loans of approximately $20,000,000. Management believes that



                                      F-17                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         this portfolio, while containing more risk than direct automobile loans, represents less risk than the program previously conducted prior to the change in ownership (see note 13). In management's opinion, adequate allowances have been established to properly reflect the losses inherent in these loans at December 31, 2000 and 1999.

         At December 31, 2000, 1999 and 1998, the Company classified approximately $3,207,000, $2,222,000 and $1,176,000, respectively, of loans as impaired, as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 2000, 1999 and 1998, these loans had an impairment allowance of approximately $904,000, $857,000 and $394,000, respectively, which was measured using the collateral value method. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was approximately $1,524,000, $957,000 and $1,179,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $609,000, $115,000 and $48,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         At December 31, 2000 and 1999, loans to directors, officers and employees of the Company aggregated approximately $7,628,000 and $7,276,000, respectively. In management's opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

(5)      PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                     DECEMBER 31,
                                                 --------------------
                                                   2000        1999
                                                 --------    --------
Land                                             $  5,732       4,882
Buildings and building improvements                28,970      24,171
Furniture, fixtures and equipment                  24,433      20,537
                                                 --------    --------
                                                   59,135      49,590
Less accumulated depreciation and amortization    (21,270)    (17,785)
                                                 --------    --------

                                                 $ 37,865      31,805
                                                 ========    ========


         Depreciation and amortization expense relating to premises and equipment for the years ended December 31, 2000, 1999 and 1998 was approximately $3,633,000, $2,305,000 and $1,730,000, respectively.

(6)      ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

         Assets acquired through foreclosure and repossession amounted to $881,000 and $723,000 at December 31, 2000 and 1999, net of allowances, respectively. The allowance for assets acquired through foreclosure and repossession at December 31, 2000, 1999 and 1998 was approximately



                                      F-18                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         $49,000, $114,000 and $139,000, respectively. For the years ended December 31, 2000, 1999 and 1998, income (expense) from assets acquired through foreclosure and repossession totaled approximately $52,000, $(36,000) and $(127,000), respectively. The Company records the net expense and income from assets acquired through foreclosure and repossessions in other noninterest expense.

(7)      DEPOSIT ACCOUNTS

         Accrued interest on deposit accounts of approximately $4,637,000 and $4,019,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 2000 and 1999, respectively.

         The aggregate amount of certificates of deposit with a denomination greater than $100,000 was approximately $219,000,000 and $207,000,000 at December 31, 2000 and 1999, respectively.

         Contractual maturities of time deposits at December 31, 2000, are summarized as follows (dollars in thousands):


YEARS ENDING DECEMBER 31,                 AMOUNT
                                        ----------
2001                                    $1,028,070
2002                                       163,590
2003                                        40,065
2004                                        13,855
2005 and thereafter                         16,554
                                        ----------
                                        $1,262,134
                                        ==========


(8)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase at December 31, 2000 are summarized as follows (dollars in thousands):

                                                       2000
                                                     --------
Average outstanding balance                          $ 18,352
Weighted average interest rate during the year           5.85%
Maximum month-end balance                            $ 38,214
Outstanding balance at end of year                     38,214
Weighted average interest rate at end of year            5.92%
Mortgage-backed securities securing the agreements
  at period-end:
    Carrying value                                   $ 41,616
    Estimated market value                             42,053
Accrued interest payable at the end of the year            --



                                      F-19                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at December 31, 2000.

         There are no securities sold under agreements to repurchase at December 31, 1999.

(9)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                       DECEMBER 31,
                -----------------------------------------------------------
                            2000                          1999
                ---------------------------    ----------------------------
                                 WEIGHTED                        WEIGHTED
                                  AVERAGE                         AVERAGE
                                CONTRACTUAL                     CONTRACTUAL
                  BALANCE          RATE          BALANCE           RATE
                ------------   ------------    ------------    ------------
Variable rate   $         --             --%   $    237,005            5.86%
Fixed rate           190,028            6.44         65,030            5.50
                ------------                   ------------

                $    190,028            6.44%  $    302,035            5.78%
                ============    ============   ============    ============


         At December 31, 2000, the Company had additional borrowing capacity with a credit limit subject to the maximum amount of credit available under the FHLB credit policy. The line of credit expires on October 19, 2001, and bears interest at a floating rate.

         Additionally, the Company has letters of credit with the FHLB of approximately $136,720,000 at December 31, 2000. The letters of credit have one year terms and were pledged to secure certain deposits.

         Although no specific assets were pledged at December 31, 2000, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and the letters of credit, which can include such items as first and second mortgage loans, investment securities and commercial real estate loans, which are not already pledged or encumbered. At December 31, 1999, the Company had approximately $18,107,000 in investment securities pledged against FHLB advances.



                                      F-20                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         Scheduled principal repayments of advances from the FHLB at December 31, 2000, were as follows (dollars in thousands):

                                                  WEIGHTED
                                                  AVERAGE
                                                CONTRACTUAL
YEARS ENDING DECEMBER 31,           AMOUNT          RATE
                                 -----------    -----------
2001                             $   190,000           6.44%
2002                                      --             --
2003                                      --             --
2004                                      --             --
2005 and thereafter                       28             --
                                 -----------    -----------

                                 $   190,028           6.44%
                                 ===========    ===========

(10)     SENIOR NOTES

         Senior Notes of $41,160,000 and $75,250,000 at 11% and issued to various investors were outstanding at December 31, 2000 and 1999, respectively. During 2000 and 1999, the Company purchased and retired $34,090,000 and $4,750,000, respectively, of Senior Notes. The purchase and retirement of the Senior Notes resulted in a $922,000 and $257,000 extraordinary loss, net of tax benefit of $498,000 and $138,000, for the years ended December 31, 2000 and 1999, respectively. The extraordinary loss had a $(0.04) and $(0.01) per share impact on basic and diluted earnings per share for the years ended December 31, 2000 and 1999, respectively. Senior notes are due September 8, 2004 and pay interest semiannually. Senior notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the senior notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness.

(11)     COMPREHENSIVE INCOME

         Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale, net of reclassification adjustment, and is presented in the consolidated statements of stockholders' equity. Reclassification adjustment consists of realized gains and loss on securities available-for-sale included in the consolidated statement of operations.



                                      F-21                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The changes in the components of other comprehensive income (loss) are reported net of income taxes for the periods indicated as follows (dollars in thousands):


                                                YEAR ENDED DECEMBER 31, 2000
                                                -----------------------------
                                                PRE-TAX      TAX        NET
                                                AMOUNT     EFFECT     AMOUNT
                                                -------    -------    -------
Unrealized gain on securities:
   Unrealized holding gain arising during the
     period                                     $ 6,708     (2,348)     4,360
   Less reclassification adjustment for gains
     included in net income                        (303)       106       (197)
                                                -------    -------    -------

Other comprehensive income                      $ 6,405     (2,242)     4,163
                                                =======    =======    =======

                                                 YEAR ENDED DECEMBER 31, 1999
                                                -------------------------------
                                                 PRE-TAX      TAX        NET
                                                 AMOUNT      EFFECT     AMOUNT
                                                --------    --------   --------
Unrealized loss on securities:
   Unrealized holding loss arising during the
     period                                     $(16,285)      5,700    (10,585)
   Less reclassification adjustment for gains
     included in net income                         (124)         43        (81)
                                                --------    --------   --------

Other comprehensive loss                        $(16,409)      5,743    (10,666)
                                                ========    ========   ========


                                                  YEAR ENDED DECEMBER 31, 1998
                                                --------------------------------
                                                 PRE-TAX      TAX         NET
                                                 AMOUNT      EFFECT      AMOUNT
                                                --------    --------    --------
Unrealized gain on securities:
   Unrealized holding gain arising during the
     period                                     $ 15,636      (5,472)     10,164
   Less reclassification adjustment for gains
     included in net income                       (2,184)        764      (1,420)
                                                --------    --------    --------

Other comprehensive income                      $ 13,452      (4,708)      8,744
                                                ========    ========    ========



                                      F-22                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(12)     INCOME TAXES

         The provision for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (dollars in thousands):


                                   YEARS ENDED DECEMBER 31,
                                --------------------------------
                                  2000        1999        1998
                                --------    --------    --------
Income from operations before
   extraordinary item           $ 14,331      12,627      10,254
Extraordinary item                  (498)       (138)         --
Stockholders' equity               2,242      (5,743)      4,708
                                --------    --------    --------

                                $ 16,075       6,746      14,962
                                ========    ========    ========


         Components of the provision for income taxes from operations are as follows (dollars in thousands):

                                          YEARS ENDED DECEMBER 31,
                                       ------------------------------
                                         2000       1999       1998
                                       --------   --------   --------
Current income tax expense (benefit)   $  8,752      4,686     (1,005)
Deferred income tax expense               5,579      7,941     11,259
                                       --------   --------   --------

                                       $ 14,331     12,627     10,254
                                       ========   ========   ========


         The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision for income taxes based on the statutory rates with the effective rates is as follows (dollars in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
Income tax at statutory rate (35%)              $ 13,673      12,207      10,042
   Effect of state income tax, net of federal      1,523       1,215         549
   Change in valuation allowance                  (1,093)     (1,370)       (384)
   Other, net                                        228         575          47
                                                --------    --------    --------

   Provision for income taxes                   $ 14,331      12,627      10,254
                                                ========    ========    ========



                                      F-23                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


Current income tax receivable of approximately $74,000 and current income tax payable of approximately $(506,000) are included in current and deferred taxes, net in the consolidated statements of financial condition at December 31, 2000 and 1999, respectively. Deferred income tax assets and liabilities are included in current and deferred taxes, net in the consolidated statements of financial condition and consisted of the following (dollars in thousands):

                                                          DECEMBER 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Deferred income tax assets:
   Realized losses on available for sale securities   $  1,840       6,458
   AMT tax credits                                          --       3,051
   State net operating loss carryforwards                4,572       5,665
   Allowance for loan losses                             8,940       7,691
   Other                                                 2,350       3,781
                                                      --------    --------

                                                        17,702      26,646
                                                      --------    --------

Deferred income tax liabilities:
   Stock dividends receivable                             (756)     (2,031)
   Depreciation and amortization                        (1,793)     (1,698)
   Deferred loan fees                                   (1,134)     (1,314)
   Unrealized gains on available for sale
     securities                                         (2,465)       (223)
   Other                                                   (80)       (992)
                                                      --------    --------

                                                        (6,228)     (6,258)
                                                      --------    --------

   Net deferred tax asset                               11,474      20,388
Valuation allowance on state NOL's                       4,572       5,665
                                                      --------    --------

   Deferred tax asset, net                            $  6,902      14,723
                                                      ========    ========


         At December 31, 2000, the Company had approximately $113,000,000 of operating loss carryforwards available for state income tax purposes. The state net operating losses expire in varying amounts between 2006 and 2013.

         During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Based on the current strategy of new management and current taxable income for the years ended December 31, 2000 and 1999, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

         As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for



                                      F-24                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         income tax purposes during 1997. The Company is required to recapture the excess of the qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over a six-year period, beginning in its tax year ended June 30, 1999. At December 31, 2000, the recapture amount is estimated to be $5,340,000 and the qualifying and nonqualifying base year tax reserves totaled approximately $10,647,000 and $1,421,000, respectively.

         In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 2000, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $15,921,000. The amount of unrecognized deferred tax liability at December 31, 2000, was approximately $5,572,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

(13)     COMMITMENTS AND CONTINGENCIES

         On September 8, 1997, the Company completed a securities offering and Senior Notes were issued to individual investors for the purpose of redeeming all of the previously issued and outstanding shares of the Company's common stock. The redemption amount is subject to adjustment under terms set forth in the Redemption Agreement, as defined.

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

         Under the LAB Assistance Agreement, a dispute exists between LAB and the FDIC regarding tax benefits which have been received. Management, after consultation with legal counsel and based on available facts and proceedings to date, has determined that it is probable that LAB has some liability to the FDIC with regard to the tax benefits. The Company's original estimate of this liability was approximately $13,000,000 at December 31, 1998. The FDIC's estimate of this liability is approximately $23,000,000. Management of the Company is of the opinion that the FDIC's estimate does not give credit to the Company for certain tax benefits originally contracted for in the Assistance Agreement, but later eliminated as a result of the Revenue Reconciliation Act of 1993. Management intends to vigorously defend its estimate of the liability.



                                      F-25                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         Pursuant to the terms of the Redemption Agreement and settlement of the Redemption Agreement discussed above, the Selling Shareholders consented to the Company reducing the FDIC liability on the Company's books to the sum of $7,700,000, which is included in other liabilities in the accompanying statements of financial condition at December 31, 2000 and 1999, while confirming their liability for and obligation to fully pay any amount which the Company is ultimately required to pay the FDIC to the extent such amount exceeds the $7,700,000 liability. In this regard, the Company deposited $10,000,000 of the redemption price to be paid to the Selling Shareholders for the redemption of their stock into an escrow account to be available for such payment, if necessary. The settlement agreement also authorizes the Selling Stockholders to unilaterally settle the FDIC obligation provided they pay the Company, in cash, the full amount of the sum which would be owing to the FDIC in excess of the $7,700,000 liability. In addition, the Selling Shareholders have agreed to be solely and exclusively responsible for all reasonable litigation costs and expenses which are incurred by the Company in connection with the prosecution, defense and settlement with the FDIC.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 2000 and 1999, the Company had approximately $232,813,000 and $218,272,000, respectively, of outstanding loan commitments consisting of commercial real estate and commercial business loans approved but nonfunded.

         During 1995, the Company securitized and sold approximately $62,147,000 of fixed rate multi-family commercial loans with recourse. The maximum contractual recourse obligation of the Company is 10% of the total unpaid principal balance of the mortgages on the settlement date. At December 31, 2000, and 1999, the unpaid principal balance of loans sold totaled approximately $6,047,000 and $14,144,000, respectively. The Company has pledged a FHLB letter of credit in the amount of $2,600,000 under the recourse provision of the securitization transaction. Management does not expect any material losses to be incurred as a result of the recourse provision.

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



                                      F-26                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The Company leases certain real estate and equipment under operating leases. For the years ended December 31, 2000, 1999 and 1998, lease expense totaled approximately $891,000, $1,094,000 and $594,000, respectively. Future obligations under operating leases at December 31, 2000, are summarized as follows (dollars in thousands):

                            YEARS ENDING DECEMBER 31,                         AMOUNT
                                                                           -------------
                                     2001                                  $         974
                                     2002                                            983
                                     2003                                            817
                                     2004                                            548
                                     2005 and thereafter                           4,492
                                                                           -------------

                                                                           $       7,814
                                                                           =============

(14)     REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require Local Financial and Local to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that Local Financial and Local meet all capital adequacy requirements to which they are subject.

         As of December 31, 2000 and 1999, the most recent notification from the OCC categorized Local as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed Local's category.



                                      F-27                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                           TO BE WELL CAPITALIZED
                                                                     MINIMUM FOR CAPITAL   FOR PROMPT CORRECTIVE
                                                     ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                                              -------------------    -------------------   ----------------------
                                               AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT      RATIO
                                              --------   --------    --------   --------   ---------   ----------
                                                                    (dollars in thousands)
LOCAL FINANCIAL
As of December 31, 2000:
   Total capital (to risk weighted assets)    $156,653       9.00%   $139,314       8.00%   $174,143      10.00%
   Tier I capital (to risk weighted assets)    134,804       7.74      69,657       4.00     104,486       6.00
   Tier I capital (to average assets)          134,804       5.61      96,198       4.00     120,248       5.00

LOCAL
As of December 31, 2000:
   Total capital (to risk weighted assets)    $197,292      11.34%   $139,209       8.00%   $174,011      10.00%
   Tier I capital (to risk weighted assets)    175,459      10.08      69,604       4.00     104,406       6.00
   Tier I capital (to average assets)          175,459       7.30      96,147       4.00     120,183       5.00

LOCAL FINANCIAL
As of December 31, 1999:
   Total capital (to risk weighted assets)    $128,199       8.07%   $127,163       8.00%   $158,954      10.00%
   Tier I capital (to risk weighted assets)    108,231       6.81      63,581       4.00      95,372       6.00
   Tier I capital (to average assets)          108,231       4.71      91,998       4.00     114,998       5.00

LOCAL
As of December 31, 1999:
   Total capital (to risk weighted assets)    $201,977      12.74%   $126,850       8.00%   $158,563      10.00%
   Tier I capital (to risk weighted assets)    182,057      11.48      63,425       4.00      95,138       6.00
   Tier I capital (to average assets)          182,057       7.93      91,884       4.00     114,856       5.00


         Management intends to continue compliance with all regulatory capital requirements.

         Federal regulations allow Local Financial and Local to pay dividends during a calendar year up to the amount that would reduce their surplus capital ratio, as defined, to one-half of their surplus capital ratio at the beginning of the calendar year, adjusted to reflect their net income to date during the calendar year. At the beginning of calendar year 2001, under applicable regulations without prior consent of the OCC, the total capital available for the payment of dividends by Local to Local Financial was approximately $13 million.

(15)     STOCK COMPENSATION

         Effective with the securities offering and redemption in September 1997, the board of directors adopted a stock option plan. The stock option plan has 2,100,370 shares of common stock authorized and provides for the granting of stock options intended to comply with the applicable requirements of the Internal Revenue Code. On September 8, 1997, non-qualified stock options for 1,116,005 shares of common stock were granted to executive officers of the Company at an



                                      F-28                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         exercise price of $10 per share. On December 31, 1997, incentive stock options for 158,000 shares of common stock were granted to officers and compensatory stock options for 60,000 shares of common stock were granted to directors of the Company at an exercise price of $11.75 per share. During the year ended December 31, 1998, all previously issued options were rescinded and canceled in exchange for an equal number of options at an exercise price of $10 per share. An additional 429,000, 278,000 and 63,000 shares were issued at $10 per share during 2000, 1999 and 1998, respectively. During the years ended December 31, 2000 and 1999, 16,000 and 3,000 shares, respectively, were forfeited. Stock options to buy 1,141,005 and 944,000 shares of common stock shall be exercisable in three and five equal annual installments, respectively, commencing with the end of the first twelve month period following the date the stock options were granted. The stock options expire ten years from the effective dates of the respective option agreements.

         The per share weighted-average fair value of stock options granted for the years ended December 31, 2000, 1999 and 1998 was $2.28, $4.07 and $2.01, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.97%, 6.34% and 4.54%, respectively, volatility rate of 9.13%, 32.96% and 0%, respectively, expected life of 5 years for each period, and no expected dividend yield.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income for the years ended December 31, 2000, 1999 and 1998 would have been decreased to the pro forma amounts below.

                                                                           YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                    2000             1999            1998
                                                               ---------------- --------------- ----------------
          Net income (in thousands)             as reported      $     23,814           21,992          18,437
                                                pro forma              22,934           21,296          17,787

          Basic net income per share            as reported              1.16             1.07            0.90
          Diluted net income per share          as reported              1.16             1.07            0.89

          Basic net income per share            pro forma                1.12             1.04            0.87
          Diluted net income per share          pro forma                1.12             1.04            0.86


         Stock options of 2,085,005 were outstanding at December 31, 2000, with an exercise price of $10 and contractual life of outstanding options of
         8.2 years. Stock options of 1,672,005 and 1,397,005, with an exercise price of $10 and contractual life of outstanding options of 8.8 and 10 years, were outstanding at December 31, 1999 and 1998, respectively. At December 31, 2000, 1,328,674 options were exercisable compared to 849,270 at December 31, 1999 and 418,335 at December 31, 1998.



                                      F-29                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         In connection with the securities offering discussed in Note 13, warrants to buy 591,000 shares of common stock of the Company were issued to the placement agent. The warrants will be exercisable for a five year period commencing upon the date of consummation, September 8, 1997, at an exercise price of $10 per share.

(16)     EMPLOYEE BENEFITS

         On November 1, 1999, the Company established a nonleveraged employee stock ownership plan (the ESOP Plan) that covers substantially all of its full-time employees. Contributions to the ESOP Plan are discretionary as determined by the Board of Directors of the Company. Contributions shall be allocated and credited to those participants who accrue credited service for such plan year and who are employed on the last day of the plan year. Contributions will be allocated to participants in the ratio in which each participant's compensation bears to the total compensation of all participants. In December 1999, the Board of Directors of the Company declared a contribution to the ESOP Plan of approximately $2,700,000 which has been accrued and is included in compensation and employee benefits in the accompanying consolidated statements of operations. In 2000, the Board of Directors of the Company declared a contribution to the ESOP Plan of approximately $3,819,000 and is included in compensation and employee benefits in the accompanying consolidated statements of operations. The ESOP Plan held no common stock of the Company as of December 31, 2000 and 1999.

         The Company has a retirement plan (the Plan), which is a noncontributory defined benefit pension plan, covering substantially all of its full-time employees. The benefits are based on years of service and the employees' compensation during the last five years of employment. The Company's policy, generally, is to fund pension costs unless the Plan is overfunded and no contribution is required. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. No contributions were made during the years ended December 31, 1999 and 1998 as the Plan was overfunded.

         In September 1999, the Company adopted a plan to freeze the accrual of benefits under the Plan, effective October 31, 1999, and terminate the plan. Termination of the Plan was completed in 2000. Upon termination, the assets held by the Plan's trustee were distributed to Plan participants or beneficiaries in the order provided by the Employee Retirement Income Security Act of 1974 with the excess distributed to the Company. As a result of the Plan amendment and termination of the Plan, a curtailment gain of approximately $2,734,000 was recognized for the year ended December 31, 1999 and a settlement gain of approximately $3,634,000, net of excise taxes of $1,642,000, was recognized for the year ended December 31, 2000 and is included in compensation and employee benefits in the accompanying consolidated statements of operations.



                                      F-30                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated statements of financial condition and operations for the periods indicated (dollars in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                    2000          1999
                                                 ----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period          $ 11,087      12,141
Service cost                                             --         713
Interest cost                                           335         647
Recognized net gain from past experience
   different from that assumed                        4,759         277
Plan amendment                                           --         459
Curtailment gain                                         --      (2,734)
Settlement gain                                      (5,276)         --
Benefits paid                                       (10,905)       (416)
                                                   --------    --------

Benefit obligation at end of period                      --      11,087
                                                   --------    --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period     20,950      19,944
Actual return on plan assets                            903       1,422
Benefits paid                                       (10,905)       (416)
Assets reverted back to the Company                 (10,948)
                                                   --------    --------

Fair value of plan assets at end of plan period          --      20,950
                                                   --------    --------

Funded status                                            --       9,863
Unrecognized net gain from past experience
   different from that assumed                           --      (5,012)
Unrecognized transition asset being recognized
   over 15 years                                         --         (56)
                                                   --------    --------

Prepaid benefit cost                               $     --       4,795
                                                   ========    ========


                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
COMPONENTS OF NET PERIODIC PENSION BENEFIT
Service cost                                 $     --         713         646
Interest cost                                     335         647         718
Expected return on plan assets                 (1,156)     (1,580)     (1,999)
Net amortization and deferral                     (56)       (765)       (265)
Curtailment gain                                   --      (2,734)         --
Settlement gain                                (5,276)         --          --
Plan amendment                                     --         459          --
                                             --------    --------    --------

Net periodic pension benefit                 $ (6,153)     (3,260)       (900)
                                             ========    ========    ========



                                      F-31                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         A weighted average discount rate of 7.5% and a rate of increase in future compensation levels of 5.5% was used in determining the actuarial present value of the projected benefit obligation for 1999. The expected long-term rate of return on assets was 8.0% for 2000 and 1999.

         The Company does not provide postretirement benefits other than pensions.

         As a result of the acquisition of Green Country (see note 2), the Company adopted the Green Country Bank 401(k) plan with amendments effective February 16, 1998. Eligible employees of the Company may elect to defer a portion of their salary and contribute to the 401(k) plan to fund retirement benefits. The Company currently does not participate with matched or fixed contributions.

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107.

         Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of the values, and they are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the financial instruments, expected losses and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. The Company has not included certain material items in its disclosure, such as the value of the long-term relationships with the Company's depositors, since this intangible is not a financial instrument. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company



                                      F-32                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 (dollars in thousands):

                                                   DECEMBER 31, 2000         DECEMBER 31, 1999
                                                -----------------------   -----------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                ----------   ----------   ----------   ----------
          Financial Assets
             Cash and cash equivalents          $   43,971       43,971       55,822       55,822
             Securities available for sale         354,048      354,048      529,230      529,230
             Loans receivable, net               1,848,876    1,847,248    1,685,550    1,675,267
             FHLB stock and FRB stock               19,417       19,417       24,820       24,820

          Financial Liabilities
             Deposits                            1,931,793    1,933,127    1,848,340    1,849,452
             Advances from the FHLB                190,028      189,914      302,035      301,129
             Securities sold under agreements
               to repurchase                        38,214       38,214           --           --
             Senior notes                           41,160       39,930       75,250       79,765


         The following are descriptions of the methods used to determine the estimated fair values:

         (a)      CASH AND CASH EQUIVALENTS

                  The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

         (b)      SECURITIES

                  The fair value of investment securities, except certain municipal securities, is estimated based on bid prices published by financial news services or price quotations received from securities dealers. The fair value of certain municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The estimated fair value of FHLB and FRB stock approximates the carrying value as of December 31, 2000 and 1999.

         (c)      LOANS

                  The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating



                                      F-33                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                  such information, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2000 and 1999.

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

         (d)      DEPOSIT LIABILITIES

                  SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107's requirements for these categories are not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 2000 and 1999. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

         (e) ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SENIOR NOTES

                  The estimated fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the current market rate for similar duration borrowings. Commitments are related primarily to variable rate loans originated at current market rates. The estimate of fair value of these commitments is considered to be immaterial. The carrying amount is a reasonable estimate of fair value for securities sold under agreements to repurchase due to their short-term nature. The estimated fair value of senior notes is based on current quoted market prices.

         (f)      LIMITATIONS

                  The information presented in this note is based on market quotes and fair value calculations as of December 31, 2000 and 1999. These amounts have not been updated since these dates; therefore, the valuations may have changed since that point in time.



                                      F-34                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(18)     SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Following is a summary of the unaudited interim results of operations for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share data):

                                             FIRST       SECOND     THIRD      FOURTH       FULL
                   2000                     QUARTER     QUARTER    QUARTER    QUARTER       YEAR
-----------------------------------------   --------    --------   --------   --------    --------
Interest and dividend income                $ 45,800      45,526     47,887     50,989     190,202
Net interest and dividend income            $ 19,038      19,012     19,472     20,828      78,350
Provision for loan losses                   $    500         500        500      1,200       2,700
Income before provision for income taxes
   and extraordinary items                  $  9,361       9,425      9,657     10,624      39,067
Extraordinary item--purchase and
   retirement of senior notes, net of tax   $   (871)         --         --        (51)       (922)
Net income                                  $  5,109       6,020      6,161      6,524      23,814

Earnings per share:
   Income before extraordinary item
     Basic                                  $   0.29        0.29       0.30       0.32        1.20
     Diluted                                $   0.29        0.29       0.30       0.32        1.20
   Net income
     Basic                                  $   0.25        0.29       0.30       0.32        1.16
     Diluted                                $   0.25        0.29       0.30       0.31        1.16


                                             FIRST      SECOND     THIRD       FOURTH       FULL
                   1999                     QUARTER    QUARTER    QUARTER     QUARTER       YEAR
-----------------------------------------   --------   --------   --------    --------    --------
Interest and dividend income                $ 39,200     40,467     43,608      45,023     168,298
Net interest and dividend income            $ 17,029     18,149     19,082      19,251      73,511
Provision for loan losses                   $    500        500        500         500       2,000
Income before provision for income taxes
   and extraordinary items                  $  8,069      8,694      8,988       9,125      34,876
Extraordinary item--purchase and
   retirement of senior notes, net of tax   $     --         --       (182)        (75)       (257)
Net income                                  $  5,139      5,547      5,555       5,751      21,992

Earnings per share:
   Income before extraordinary item
     Basic                                  $   0.25       0.27       0.28        0.28        1.08
     Diluted                                $   0.25       0.27       0.28        0.28        1.08
   Net income
     Basic                                  $   0.25       0.27       0.27        0.28        1.07
     Diluted                                $   0.25       0.27       0.27        0.28        1.07



                                      F-35                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(19)     PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Local Financial Corporation is as follows (dollars in thousands):

                        STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
Assets:
   Cash and due from banks                        $     269        1,825
   Investment in subsidiary                         196,926      200,700
   Other assets                                       1,769        3,859
                                                  ---------    ---------

     Total assets                                 $ 198,964      206,384
                                                  =========    =========

Liabilities and stockholders' equity:
   Senior notes                                   $  41,160       75,250
   Other liabilities                                  1,533        2,840
                                                  ---------    ---------

     Total liabilities                               42,693       78,090
                                                  ---------    ---------

   Common stock                                         205          205
   Additional paid-in capital                       206,758      206,758
   Retained earnings                                 96,003       72,189
   Treasury stock                                  (151,274)    (151,274)
   Accumulated other comprehensive income             4,579          416
                                                  ---------    ---------

     Total stockholders' equity                     156,271      128,294
                                                  ---------    ---------

     Total liabilities and stockholders' equity   $ 198,964      206,384
                                                  =========    =========



                                      F-36                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                            STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                             2000        1999        1998
                                           --------    --------    --------
Income:
   Dividend income from subsidiary         $ 36,825       7,900       2,000
   Equity in undistributed earnings
     (excess distribution) of subsidiary     (7,937)     20,936      23,067
   Other                                         --         171         192
                                           --------    --------    --------

       Total income                          28,888      29,007      25,259

Expense:
   Interest expense                           6,033       9,310       9,470
   Compensation and employee benefits            70         115          --
   Other                                        342         879         922
                                           --------    --------    --------

       Total expense                          6,445      10,304      10,392

Income before benefit for income taxes
   and extraordinary item                    22,443      18,703      14,867
Benefit for income taxes                     (2,293)     (3,546)     (3,570)
                                           --------    --------    --------

       Income before extraordinary item      24,736      22,249      18,437
Extraordinary item, net of tax                 (922)       (257)         --
                                           --------    --------    --------

       Net income                          $ 23,814      21,992      18,437
                                           ========    ========    ========



                                      F-37                           (Continued)

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                            STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2000        1999        1998
                                                         --------    --------    --------
Cash provided (absorbed) by operating activities
   Net income                                            $ 23,814      21,992      18,437
   Adjustments to reconcile net income to net
     cash provided (absorbed) by operating activities:
       Equity in (undistributed earnings) excess
         distribution of subsidiary                         7,937     (20,936)    (23,067)
       Change in other liabilities                         (1,307)       (580)        228
       Change in other assets                               2,090       4,320      (2,682)
                                                         --------    --------    --------

Net cash provided (absorbed) by operating activities       32,534       4,796      (7,084)

Cash provided (absorbed) by investing activities:
   Investment in subsidiary                                    --        (240)     (2,087)
   Cash acquired in acquisition of Green Country               --          --       2,512
                                                         --------    --------    --------

Net cash provided (absorbed) by investing activities           --        (240)        425

Cash provided (absorbed) by financing activities:
   Purchase of senior notes                               (34,090)     (4,750)         --
   Payment of liability assumed from Green Country             --          --      (3,162)
                                                         --------    --------    --------

Net cash absorbed by financing activities                 (34,090)     (4,750)     (3,162)

Net change in cash and cash equivalents                    (1,556)       (194)     (9,821)
Cash and cash equivalents at beginning of year              1,825       2,019      11,840
                                                         --------    --------    --------

Cash and cash equivalents at end of year                 $    269       1,825       2,019
                                                         ========    ========    ========



                                      F-38                           (Continued)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
10.11             Local Financial Corporation 1998 Stock Option Plan, as amended
                  July 26, 2000

10.13             Amended and Restated Employment Agreement between Local
                  Financial and Edward A. Townsend, effective October 1, 2000

10.14             Amended and Restated Employment Agreement between Local
                  Financial and Jan A. Norton, effective October 1, 2000

10.17 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial Corporation and Local Oklahoma Bank,
                  N.A., and Edward A. Townsend dated January 30, 2001.

10.18 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial Corporation and Local Oklahoma Bank,
                  N.A., and Jan A. Norton dated January 30, 2001.