Form 10-Q
period 2001-03-31
LOCAL FINANCIAL CORP /NV
filed 2001-05-14
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      65-0424192
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

         3601 N.W. 63RD, OKLAHOMA CITY, OK                        73116
         ---------------------------------------                 -------
         (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code:   (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of May 10, 2001 were as follows:

                                NUMBER OF SHARES
                                ----------------
                                   20,539,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX


                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  March 31, 2001 (unaudited) and December 31, 2000...............................................1

                  Consolidated Statements of Operations-
                  For the Three Months Ended March 31, 2001 and 2000 (unaudited).................................2

                  Consolidated Statements of Cash Flows-
                  For the Three Months Ended March 31, 2001 and 2000 (unaudited).................................3

                  Notes to Consolidated Financial Statements.....................................................4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................7

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................12

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................................................12

     Item 6.      Exhibits and Reports on Form 8-K..............................................................12

Signatures        ..............................................................................................13

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                           March 31, 2001   December 31, 2000
                                                                           --------------   -----------------
                                                                             (unaudited)
                                ASSETS
Cash and due from banks                                                      $    34,426            39,571
Interest bearing deposits with other banks                                        38,600             4,400
Securities available for sale                                                    496,579           354,048
Loans receivable, net of allowance for loan losses of $28,027 at
   March 31, 2001 and $28,345 at December 31, 2000                             1,860,431         1,848,876
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost          28,785            19,417
Premises and equipment, net                                                       38,013            37,865
Assets acquired through foreclosure and repossession, net                            939               881
Intangible assets, net                                                            16,553            16,888
Current and deferred taxes, net                                                    6,035             6,976
Other assets                                                                      53,310            48,089
                                                                             -----------       -----------

       Total assets                                                          $ 2,573,671         2,377,011
                                                                             ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                  $   607,757           606,752
     Savings                                                                      65,496            62,907
     Time                                                                      1,125,077         1,262,134
                                                                             -----------       -----------

       Total deposits                                                          1,798,330         1,931,793

Advances from the Federal Home Loan Bank of Topeka                               500,027           190,028
Securities sold under agreements to repurchase                                    48,126            38,214
Senior notes                                                                      41,060            41,160
Other liabilities                                                                 21,269            19,545
                                                                             -----------       -----------

       Total liabilities                                                       2,408,812         2,220,740

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,539,269 shares issued and 20,539,209 shares outstanding at March 31, 2001 and
     20,537,269 shares issued and 20,537,209
     shares outstanding at December 31, 2000                                         205               205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                 --                --
   Additional paid-in capital                                                    206,777           206,758
   Retained earnings                                                             102,775            96,003
   Treasury stock, 60 shares, at cost                                           (151,274)         (151,274)
   Accumulated other comprehensive income                                          6,376             4,579
                                                                             -----------       -----------

       Total stockholders' equity                                                164,859           156,271
                                                                             -----------       -----------

       Total liabilities and stockholders' equity                            $ 2,573,671         2,377,011
                                                                             ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                 2001             2000
                                                              ------------    ------------
                                                                       (unaudited)
Interest and dividend income:
   Loans                                                      $     39,311          36,239
   Securities available for sale                                     8,165           8,848
   Federal Home Loan Bank of Topeka and Federal Reserve
     Bank stock                                                        417             423
   Other investments                                                   998             290
                                                              ------------    ------------
       Total interest and dividend income                           48,891          45,800

Interest expense:
   Deposit accounts                                                 22,417          20,400
   Advances from the Federal Home Loan Bank of Topeka                4,130           4,109
   Securities sold under agreements to repurchase                      486              --
   Notes payable                                                     1,213           2,253
                                                              ------------    ------------
       Total interest expense                                       28,246          26,762

Net interest and dividend income                                    20,645          19,038
Provision for loan losses                                             (750)           (500)
                                                              ------------    ------------
       Net interest and dividend income after provision for
          loan losses                                               19,895          18,538

Noninterest income:
   Deposit related income                                            3,117           3,209
   Loan fees and loan service charges                                  505             458
   Net gains on sale of assets                                         105             164
   Other                                                               874             434
                                                              ------------    ------------
       Total noninterest income                                      4,601           4,265
                                                              ------------    ------------

Noninterest expense:
   Compensation and employee benefits                                7,822           7,758
   Deposit insurance premiums                                           90              92
   Equipment and data processing                                     1,624           1,478
   Occupancy                                                           970             884
   Advertising                                                         103             156
   Professional fees                                                   411             351
   Other                                                             3,430           2,723
                                                              ------------    ------------
       Total noninterest expense                                    14,450          13,442
                                                              ------------    ------------

Income before income taxes and extraordinary item                   10,046           9,361

Provision for income taxes                                           3,271           3,381
                                                              ------------    ------------

       Income before extraordinary item                              6,775           5,980

Extraordinary item - purchase and retirement of senior
   notes, net of tax                                                    (3)           (871)
                                                              ------------    ------------

       Net income                                             $      6,772           5,109
                                                              ============    ============

Earnings per share:
   Income before extraordinary item:
     Basic                                                    $       0.33            0.29
                                                              ============    ============
     Diluted                                                  $       0.32            0.29
                                                              ============    ============

   Net income:
     Basic                                                    $       0.33            0.25
                                                              ============    ============
     Diluted                                                  $       0.32            0.25
                                                              ============    ============

Average shares outstanding:
     Basic                                                      20,538,853      20,537,209
                                                              ============    ============
     Diluted                                                    21,131,920      20,537,209
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ----------------------
                                                                             2001        2000
                                                                          ---------    ---------
                                                                                (unaudited)
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

Net income                                                                $   6,772        5,109
Adjustments to reconcile net income to net cash provided by operating activities:
   Provisions for loan losses                                                   750          500
   Deferred income tax expense                                                   81          714
   Accretion of discount on loans and securities available for sale, net       (929)        (828)
   Depreciation and amortization                                              1,186          966
   Net change in loans held for sale                                         (1,848)        (548)
   Net gains on sale of assets                                                 (105)        (164)
   Change in other assets                                                    (5,266)       3,737
   Change in other liabilities                                                  710       (6,839)
                                                                          ---------    ---------

       Net cash provided by operating activities                              1,351        2,647
                                                                          ---------    ---------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                          --      150,480
   Proceeds from principal collections on securities available for sale      38,170       14,496
   Purchases of securities available for sale                              (176,155)     (16,838)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock        (9,368)          --
   Change in loans receivable, net                                          (10,707)     (23,903)
   Proceeds from disposal of assets acquired through foreclosure and
     repossession                                                               528          490
   Purchases of premises and equipment                                       (1,131)      (6,003)
   Proceeds from sales of premises and equipment                                 --           11
                                                                          ---------    ---------

       Net cash provided (absorbed) by investing activities                (158,663)     118,733
                                                                          ---------    ---------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                             3,594       27,562
   Change in time deposits                                                 (137,057)     (15,651)
   Change in securities sold under agreements to repurchase                   9,912           --
   Proceeds from advances from the Federal Home Loan Bank                   813,113      535,186
   Repayments of advances from the Federal Home Loan Bank                  (503,114)    (602,191)
   Proceeds from the issuance of common stock                                    19           --
   Purchase of senior notes                                                    (100)          --
                                                                          ---------    ---------

       Net cash provided (absorbed) by financing activities                 186,367      (55,094)
                                                                          ---------    ---------

Net change in cash and cash equivalents                                      29,055       66,286

Cash and cash equivalents at beginning of period                             43,971       55,822
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $  73,026      122,108
                                                                          =========    =========

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
     Interest                                                             $  28,510       29,754
                                                                          =========    =========
     Income taxes                                                         $    (503)         100
                                                                          =========    =========

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure and
     repossession                                                         $     586          331
                                                                          =========    =========

   Payable on senior notes purchased                                      $      --       32,090
                                                                          =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                      March 31, 2001 and December 31, 2000


(1)      BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in Local Financial Corporation (the "Company") Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                        March 31, 2001   December 31, 2000
                                        --------------   -----------------
Residential real estate loans             $   241,836        250,487

Commercial                                  1,450,245      1,425,382

Held for sale                                   7,770          5,922

Consumer loans                                188,607        195,430
                                          -----------    -----------

                  Total loans               1,888,458      1,877,221
Less:
     Allowance for loan losses                (28,027)       (28,345)
                                          -----------    -----------

                  Loans receivable, net   $ 1,860,431      1,848,876
                                          ===========    ===========

(3)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                       March 31, 2001                      December 31, 2000
                              ---------------------------------     -----------------------------------
                                                   Weighted                               Weighted
                                                    Average                               Average
                                Balance        Contractual Rate        Balance        Contractual Rate
                              ------------     ----------------     ------------      -----------------
          Fixed rate          $    500,027              4.30%       $    190,028               6.44%
                              ============       ===========        ============        ===========


         Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first and second residential and commercial mortgage loans and investment securities which are not already pledged or encumbered.

         Scheduled principal repayments to the FHLB at March 31, 2001 are as follows (dollars in thousands):

                                                                                    Weighted
                                                                                     Average
                                                           Amount               Contractual Rate
                                                     ---------------            ----------------
           Year Ending December 31, 2005
               and thereafter                        $       500,027                     4.30%
                                                     ===============              ===========

(4)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase at March 31, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

                                                                2001        2000
                                                               -------     ------
Average outstanding balance                                    $38,333     18,352
Weighted average interest rate during the period                  5.14%      5.85
Maximum month-end balance                                      $49,518     38,214
Outstanding balance at end of the period                        48,126     38,214
Mortgage-backed securities securing the agreements
   at period-end:
     Carrying value                                            $55,690     42,053
     Estimated market value                                     55,690     42,053
Accrued interest payable at the end of the period                    6         --

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations.

(5)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended March 31, 2001 and 2000 consists of (dollars in thousands):

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                             2001       2000
                                                           --------   -------
Net income                                                  $6,772      5,109

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities, net
     of reclassification adjustment                          1,797     (2,173)
                                                            ------     ------

Comprehensive income                                        $8,569      2,936
                                                            ======     ======

(6)      NET INCOME PER SHARE

         Stock options and warrants to purchase 2,670,005 and 2,287,005 shares of common stock were outstanding as of March 31, 2001 and 2000, respectively. The stock options and warrants were included in the computation of diluted net income per share for 2001, but were not included in 2000 because they were antidilutive.

(7)      SENIOR NOTES

         During the first quarter of 2001 and 2000, the Company purchased and retired approximately $100,000 and $32.1 million, respectively, of senior notes which had been issued in connection with the Company's recapitalization in 1997. As a result, there is an extraordinary item charge to income amounting to $3,000 and $871,000, respectively, net of tax.

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

(9)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement was adopted by the Company in 2001 as set forth in SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Management has determined this statement did not have an impact on the consolidated financial position or the results of operations of the Company upon implementation on January 1, 2001.

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

         Many factors could cause future results to differ from what is anticipated in the forward-looking statements. For example, future financial results could be affected by (i) deterioration in local, regional, national or global economic conditions which could cause an increase in loan delinquencies or a decrease in collateral values; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial service industry; (iv) changes in competition and (v) changes in consumer preferences.

         Please do not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form 10-K for the year ended December 31, 2000, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2000 TO MARCH 31, 2001

         During the three months ended March 31, 2001, total assets increased $196.7 million or 8.27%. The $196.7 million increase was due primarily to a combination of commercial loan growth as well as increases in the Bank's investment portfolio where the Bank used proactive measures to lock in higher yields in a declining rate environment. Commercial loan balances during the three months ended March 31, 2001 rose $24.9 million or 1.74%. Securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock rose by $142.5 million or 40.26% and $9.4 million or 48.25%, respectively.

         Total liabilities increased $188.1 million or 8.47% for the three months ended March 31, 2001 primarily due to an increase in FHLB advances offset by a decrease in time deposits. During the period, the Bank took advantage of market-driven opportunities for lower cost borrowings at the FHLB resulting in an increase of $310.0 million or 163.13%. This offset a $137.1 million or 10.86% decrease in time deposits as some public and brokered deposits matured. Securities sold under agreements to repurchase increased by $9.9 million or 25.94% and consisted solely of commercial customer sweep accounts. This new product was introduced in March 2000 to enhance the Bank's initiative to provide competitive commercial services.

         Total stockholders' equity increased $8.6 million during the three months ended March 31, 2001 which represented net income during the period of $6.8 million and a $1.8 million increase in unrealized holding gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
MARCH 31, 2000

         Net Income. The Company reported income before extraordinary item of $6.8 million or $0.33 basic earnings per share for the three months ended March 31, 2001 (based on 20.5 million average shares outstanding), compared to income before extraordinary item of $6.0 million or $0.29 basic earnings per share (based on 20.5 million average shares outstanding) for the three months ended March 31, 2000. The extraordinary item charge to income amounting to $3,000 and $871,000, net of tax, occurred in the first quarter of 2001 and 2000, respectively, as a result of the Company's purchase and retirement of $100,000 and $32.1 million, respectively, of senior notes.

         Net Interest and Dividend Income. Net interest and dividend income totaled $20.6 million in the three months ended March 31, 2001 as compared to $19.0 million during the same period in the prior year. The net interest income increase in the three-month comparative period was principally due to volume increases in commercial loan originations which drove interest income up and was partially offset by net increases in interest expense on interest-bearing liabilities.

         Interest Income. Total interest and dividend income increased by $3.1 million or 6.75% during the three months ended March 31, 2001 as compared to the same period in the prior year. The increase in interest income during the three-month comparative period was due primarily to growth in the Bank's commercial loan portfolio where balances rose from $1.215 billion at March 31, 2000 to $1.450 billion at March 31, 2001.

         Interest Expense. Total interest expense increased $1.5 million or 5.55% in the three months ended March 31, 2001 as compared to the same period in the prior year. The increase was driven primarily by rate increases in term certificates of deposits and interest-bearing transaction accounts offset by a decline in interest expense on senior notes as a result of the Company's purchase and retirement of a portion of those notes. During the quarter, the Bank took advantage of market-driven opportunities by investing in lower cost borrowings from the FHLB. The effect of this rate decrease was offset during the period by a corresponding increase in average balance of borrowings.

         Provision for Loan Losses. The Bank established provisions for loan losses of $750,000 and $500,000 during the three months ended March 31, 2001 and 2000, respectively. Charge-offs (net of recoveries) during the same periods were $1.1 million and $70,000, respectively. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other miscellaneous income. Total noninterest income increased $336,000 or 7.88% during the three months ended March 31, 2001 as compared to the same period in the prior year.

         Noninterest Expense. Total noninterest expense increased $1.0 million or 7.50% during the three months ended March 31, 2001 as compared to the same period in the prior year. The increase in noninterest expense resulted primarily from the hardware and software costs associated with the implementation of branch platform automation as well as start-up costs related to a new marketing program implemented in the first quarter designed to increase the Bank's core deposit base.

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to evaluate asset and liability balances within maturity categories to control the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.

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

                                                                                Three Months Ended March 31,
                                                    -----------------------------------------------------------------------------
                                                                     2001                                  2000
                                                    -------------------------------------    ------------------------------------
                                                                                Average                                 Average
                                                      Average                    Yield/       Average                    Yield/
                                                      Balance      Interest       Cost        Balance     Interest        Cost
                                                    -----------  -----------   ----------    ----------  -----------  -----------
Interest-earning assets:
   Loans receivable(1)                               $1,872,716   $   39,311         8.51%   $1,721,363   $   36,239         8.42%
   Securities(2)                                        430,967        8,165         7.58       506,044        8,848         6.99
   Other earning assets(3)                               96,828        1,415         5.85        46,117          713         6.18
                                                     ----------   ----------                 ----------   ----------
     Total interest-earning assets                    2,400,511       48,891         8.23%    2,273,524       45,800         8.06%
                                                                  ----------   ==========                 ----------   ==========
Noninterest-earning assets                              117,302                                  95,849
                                                     ----------                              ----------
     Total assets                                    $2,517,813                              $2,369,373
                                                     ==========                              ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                         $  513,071        4,450         3.52%   $  411,182        3,348         3.27%
     Term certificates of deposit                     1,221,566       17,967         5.96     1,311,855       17,052         5.23
                                                     ----------   ----------                 ----------   ----------
       Total deposits                                 1,734,637       22,417         5.24     1,723,037       20,400         4.76
   Borrowings:
     FHLB advances                                      373,078        4,130         4.43       284,412        4,109         5.72
     Securities sold under agreements to
       repurchase                                        38,333          486         5.14            --           --           --
     Senior notes                                        41,062        1,213        11.81        67,178        2,253        11.81
                                                     ----------   ----------                 ----------   ---------
       Total interest-bearing liabilities             2,187,110       28,246         5.24%    2,074,627       26,762         5.18%
                                                                  ----------   ==========                 ----------   ==========
Noninterest-bearing liabilities                         171,514                                 166,080
                                                     ----------                              ----------
       Total liabilities                              2,358,624                               2,240,707
Stockholders' equity                                    159,189                                 128,666
                                                     ----------                              ----------
       Total liabilities and stockholders'
         equity                                      $2,517,813                              $2,369,373
                                                     ==========                              ==========
Net interest-earning assets                          $  213,401                              $  198,897
                                                     ==========                              ==========
Net interest income/interest rate spread                          $   20,645         2.99%                $   19,038         2.88%
                                                                  ==========   ==========                 ==========   ==========
Net interest margin                                                                  3.44%                                   3.35%
                                                                               ==========                              ==========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                          109.76%                                 109.59%
                                                                               ==========                              ==========

----------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.

(2)  Includes all securities, including the market valuation accounts.

(3) Includes cash and due from banks, interest-bearing deposits, and Federal Home Loan Bank of Topeka and Federal Reserve Bank stock.

(4)  Includes passbook, NOW and money market accounts.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2001, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                         More Than
                                               Three to     More Than   Three Years
                                Within Three    Twelve     One Year to    to Five   Over Five
                                   Months       Months     Three Years     Years      Years        Total
                                ------------   --------    -----------  ----------- ---------    ---------
Interest-earning assets(1):
   Loans receivable(2)            $ 755,926      293,534      448,691     257,437     124,644    1,880,232
   Securities(3)                     69,941      101,959      140,142     127,172      47,613      486,827
   Other interest-earning
     assets(4)                       98,028        3,783           --          --          --      101,811
                                  ---------    ---------    ---------   ---------   ---------    ---------
         Total                    $ 923,895      399,276      588,833     384,609     172,257    2,468,870
                                  =========    =========    =========   =========   =========    =========

Interest-bearing
  liabilities:
   Deposits(5):
    Money market and NOW
      accounts                    $ 219,369       41,100       75,184      45,254      70,658      451,565
    Passbook accounts                 3,607       10,822       20,022      12,172      18,873       65,496
    Certificates of deposit         340,952      569,691      184,260      29,220         954    1,125,077

   Borrowings:
    FHLB advances(6)                     --           --           --          --     500,027      500,027
    Securities sold under
     agreements to repurchase        48,126           --           --          --          --       48,126
    Senior notes                         --           --           --      41,060          --       41,060
                                  ---------    ---------    ---------   ---------   ---------    ---------
         Total                    $ 612,054      621,613      279,466     127,706     590,512    2,231,351
                                  =========    =========    =========   =========   =========    =========

Excess (deficiency) of
   interest-earning assets
   over interest-bearing
   liabilities                    $ 311,841    $(222,337)     309,367     256,903    (418,255)     237,519
                                  =========    =========    =========   =========   =========    =========

Cumulative excess
   (deficiency) of
   interest-earning
   assets over
   interest-bearing liabilities   $ 311,841    $  89,504      398,871     655,774     237,519      237,519
                                  =========    =========    =========   =========   =========    =========

Cumulative excess
   (deficiency) of
   interest-earning
   assets over
   interest-bearing
   liabilities as a
   percent of total assets            12.12%        3.48        15.50       25.48        9.23         9.23
                                  =========    =========    =========   =========   =========    =========

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

(4) Comprised of cash and due from banks, deposits with other banks, FHLB and Federal Reserve Bank stock.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2001, the Company had unutilized borrowing capacity with the FHLB, with a credit limit subject to the maximum amount of credit available under the Federal Home Loan Bank System Credit Policy.

         At March 31, 2001, the Bank had approximately $236.3 million of outstanding loan commitments (including unused lines of credit) for commercial business loans. Certificates of deposit which are scheduled to mature within one year totaled $910.6 million at March 31, 2001, and borrowings which are scheduled to mature or reprice within the same period amounted to $48.1 million. The Bank anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         On September 8, 1997 and in connection with the Company's recapitalization, the Company issued $80.0 million of senior notes. Since that time, the Company has purchased and retired $38.9 million of those outstanding senior notes. This move will reduce future interest costs associated with those notes. The remaining $41.1 million of senior notes have an annual debt service requirement of $4.5 million (or $2.25 million for each semi-annual period).

         Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the FRB. The guidelines are commonly known as Risk-Based Capital Guidelines.

         On March 31, 2001, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 8.98%, a tier I risk-based capital ratio of 7.72% and a leverage ratio of 5.69%.

INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available for sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" for Quantitative and Qualitative Disclosures about Market Risk.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         In its Annual Report on Form 10-K for the year ended December 31, 2000, the Company disclosed legal proceedings between the Bank and the Federal Deposit Insurance Corporation. No material developments have occurred since the Annual Report. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company's consolidated financial position or future results of operations. In the ordinary course of business, the Company is subject to other legal actions and complaints, none of which is expected to impact the Company's business, financial condition or results of operations materially.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         None

         b.       Reports on Form 8-K

         The Company filed the following Form 8-K's during the quarter ended March 31, 2001:

         1. A Form 8-K dated February 5, 2001 was filed pursuant to the release of 2000 earnings.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LOCAL FINANCIAL CORPORATION


Date:         May 14, 2001           By /s/ Edward A. Townsend
                                     ---------------------------
                                     Edward A. Townsend
                                     Chairman of the Board
                                     Chief Executive Officer


                                     LOCAL FINANCIAL CORPORATION


Date:         May 14, 2001           By /s/ Richard L. Park
                                     ---------------------------
                                     Richard L. Park
                                     Chief Financial Officer