Form 10-Q
period 2001-06-30
LOCAL FINANCIAL CORP /NV
filed 2001-08-07
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                       65-0424192
       (State or other jurisdiction of                                        (I.R.S. Employer
       incorporation or organization)                                        Identification No.)

         3601 N.W. 63RD, OKLAHOMA CITY, OK                                           73116
         ---------------------------------------                                   --------
         (Address of principal executive offices)                                  (Zip Code)

         Registrant's telephone number, including area code:    (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of August 1, 2001 were as follows:

                                NUMBER OF SHARES
                                ----------------
                                   20,539,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX


                                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  June 30, 2001 (unaudited) and December 31, 2000................................................1

                  Consolidated Statements of Operations-
                  For the Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)...................2

                  Consolidated Statements of Cash Flows-
                  For the Six Months Ended June 30, 2001 and 2000 (unaudited)....................................3

                  Notes to Consolidated Financial Statements.....................................................4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................8

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................14

PART II. OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders...........................................14

     Item 6.      Exhibits and Reports on Form 8-K..............................................................14

Signatures        ..............................................................................................15

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)


                                                                            June 30, 2001   December 31, 2000
                                                                           ---------------  -----------------
                                                                             (unaudited)
                                ASSETS
Cash and due from banks                                                      $    38,536         39,571
Interest bearing deposits with other banks                                        26,200          4,400
Securities available for sale                                                    513,091        354,048
Loans receivable, net of allowance for loan losses of $27,680 at
   June 30, 2001 and $28,345 at December 31, 2000                              1,871,352      1,848,876
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock,
   at cost                                                                        28,785         19,417
Premises and equipment, net                                                       37,980         37,865
Assets acquired through foreclosure and repossession, net                          1,014            881
Intangible assets, net                                                            16,218         16,888
Current and deferred taxes, net                                                    6,712          6,976
Other assets                                                                      51,460         48,089
                                                                             -----------    -----------

       Total assets                                                          $ 2,591,348      2,377,011
                                                                             ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Demand                                                                  $   623,076        606,752
     Savings                                                                      66,735         62,907
     Time                                                                      1,102,747      1,262,134
                                                                             -----------    -----------

       Total deposits                                                          1,792,558      1,931,793

Advances from the Federal Home Loan Bank of Topeka                               500,026        190,028
Securities sold under agreements to repurchase and other borrowings               66,207         38,214
Senior notes                                                                      41,010         41,160
Other liabilities                                                                 19,809         19,545
                                                                             -----------    -----------

       Total liabilities                                                       2,419,610      2,220,740
                                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,539,269 shares issued and 20,539,209 shares outstanding at June 30, 2001 and
     20,537,269 shares issued and 20,537,209
     shares outstanding at December 31, 2000                                         205            205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                 --             --
   Additional paid-in capital                                                    206,777        206,758
   Retained earnings                                                             109,826         96,003
   Treasury stock, 60 shares, at cost                                           (151,274)      (151,274)
   Accumulated other comprehensive income                                          6,204          4,579
                                                                             -----------    -----------

       Total stockholders' equity                                                171,738        156,271
                                                                             -----------    -----------

       Total liabilities and stockholders' equity                            $ 2,591,348      2,377,011
                                                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                    -------------------------        --------------------------
                                                       2001            2000             2001             2000
                                                    ---------       ---------        ---------        ---------
                                                                            (unaudited)
Interest and dividend income:
   Loans                                            $  38,003          37,490           77,314           73,729
   Securities available for sale                        9,071           7,199           17,236           16,047
   Federal Home Loan Bank of Topeka and
      Federal Reserve Bank stock                          499             326              916              749
   Other investments                                      376             511            1,374              801
                                                    ---------       ---------        ---------        ---------
       Total interest and dividend income              47,949          45,526           96,840           91,326
                                                    ---------       ---------        ---------        ---------
Interest expense:
   Deposit accounts                                    19,461          21,468           41,878           41,868
   Advances from the Federal Home Loan Bank of
     Topeka                                             5,435           3,581            9,565            7,690
   Securities sold under agreements to
     repurchase and other borrowings                      530             190            1,016              190
   Notes payable                                        1,212           1,275            2,425            3,528
                                                    ---------       ---------        ---------        ---------
       Total interest expense                          26,638          26,514           54,884           53,276
                                                    ---------       ---------        ---------        ---------

Net interest and dividend income                       21,311          19,012           41,956           38,050
Provision for loan losses                              (1,150)           (500)          (1,900)          (1,000)
                                                    ---------       ---------        ---------        ---------
       Net interest and dividend income after
           provision for loan losses                   20,161          18,512           40,056           37,050
                                                    ---------       ---------        ---------        ---------

Noninterest income:
   Deposit related income                               3,805           3,610            6,922            6,819
   Loan fees and loan service charges                     674             430            1,179              888
   Net gains on sale of assets                            201             147              306              311
   Other                                                  841             495            1,715              929
                                                    ---------       ---------        ---------        ---------
       Total noninterest income                         5,521           4,682           10,122            8,947
                                                    ---------       ---------        ---------        ---------

Noninterest expense:
   Compensation and employee benefits                   8,630           7,869           16,452           15,627
   Deposit insurance premiums                              90              95              180              187
   Equipment and data processing                        1,615           1,881            3,239            3,359
   Occupancy                                              921             884            1,891            1,768
   Advertising                                             86             144              189              300
   Professional fees                                      253             177              664              528
   Other                                                3,563           2,719            6,993            5,442
                                                    ---------       ---------        ---------        ---------
       Total noninterest expense                       15,158          13,769           29,608           27,211
                                                    ---------       ---------        ---------        ---------

Income before income taxes and extraordinary item      10,524           9,425           20,570           18,786

Provision for income taxes                              3,472           3,405            6,743            6,786
                                                    ---------       ---------        ---------        ---------

       Income before extraordinary item                 7,052           6,020           13,827           12,000

Extraordinary item - purchase and retirement of
   senior notes, net of tax                                (1)              -               (4)            (871)
                                                    ---------       ---------        ---------        ---------

       Net income                                   $   7,051           6,020           13,823           11,129
                                                    =========       =========        =========        =========

Earnings per share:
   Income before extraordinary item:
     Basic                                          $      .34             .29              .67              .58
                                                    ==========      ==========       ==========       ==========
     Diluted                                        $      .33             .29              .65              .58
                                                    ==========      ==========       ==========       ==========

   Net income:
     Basic                                          $      .34             .29              .67              .54
                                                    ==========      ==========       ==========       ==========
     Diluted                                        $      .33             .29              .65              .54
                                                    ==========      ==========       ==========       ==========

Average shares outstanding:
     Basic                                          20,539,209      20,537,209       20,539,032       20,537,209
                                                    ==========      ==========       ==========       ==========
     Diluted                                        21,226,583      20,537,209       21,181,118       20,537,209
                                                    ==========      ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             2001          2000
                                                                          ----------    ----------
                                                                                (unaudited)
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

Net income                                                                $   13,823        11,129
Adjustments to reconcile net income to net cash provided by operating activities:
   Provisions for loan losses                                                  1,900         1,000
   Deferred income tax expense                                                  (665)        1,579
   Accretion of discount on loans and securities available for
     sale, net                                                                (1,176)       (1,070)
   Depreciation and amortization                                               2,323         2,053
   Net change in loans held for sale                                          (4,317)        5,547
   Net gains on sale of assets                                                  (306)         (311)
   Change in other assets                                                     (3,333)          249
   Change in other liabilities                                                  (670)       (5,458)
                                                                          ----------    ----------

       Net cash provided by operating activities                               7,579        14,718
                                                                          ----------    ----------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                           --       150,480
   Proceeds from principal collections on securities available for sale       91,615        32,160
   Purchases of securities available for sale                               (246,008)      (68,816)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock         (9,368)       (4,806)
   Proceeds from the sale of Federal Home Loan Bank and Federal
     Reserve Bank stock                                                           --        12,035
   Change in loans receivable, net                                           (20,666)     (125,489)
   Proceeds from disposal of assets acquired through foreclosure and
     repossession                                                              1,087           905
   Purchases of premises and equipment                                        (2,145)       (7,385)
   Proceeds from sales of premises and equipment                                  46            18
                                                                          ----------    ----------

       Net cash (absorbed) by investing activities                          (185,439)      (10,898)
                                                                          ----------    ----------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                             20,152        20,878
   Change in time deposits                                                  (159,387)       (1,242)
   Change in securities sold under agreements to repurchase
     and other borrowings                                                     27,993        20,135
   Proceeds from advances from the Federal Home Loan Bank                    813,113       982,150
   Repayments of advances from the Federal Home Loan Bank                   (503,115)   (1,008,029)
   Proceeds from the issuance of common stock                                     19            --
   Purchase of senior notes                                                     (150)      (32,090)
                                                                          ----------    ----------

       Net cash provided (absorbed) by financing activities                  198,625       (18,198)
                                                                          ----------    ----------

Net change in cash and cash equivalents                                       20,765       (14,378)

Cash and cash equivalents at beginning of period                              43,971        55,822
                                                                          ----------    ----------

Cash and cash equivalents at end of period                                $   64,736        41,444
                                                                          ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                             $   54,068        54,575
                                                                          ==========    ==========
     Income taxes                                                         $    6,162         4,838
                                                                          ==========    ==========

Supplemental schedule of noncash investing and financing activities:
   Transfers of loans to assets acquired through foreclosure and
   repossession                                                           $    1,220           600
                                                                          ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       June 30, 2001 and December 31, 2000


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

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                  June 30, 2001  December 31, 2000
                                                  -------------  -----------------
          Residential real estate loans             $   231,348        250,487

          Commercial                                  1,485,756      1,425,382

          Held for sale                                   1,605          5,922

          Consumer loans                                180,323        195,430
                                                    -----------    -----------

                     Total loans                      1,899,032      1,877,221
          Less:
               Allowance for loan losses                (27,680)       (28,345)
                                                    -----------    -----------

                     Loans receivable, net          $ 1,871,352      1,848,876
                                                    ===========    ===========

 (3)     ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                       June 30, 2001                       December 31, 2000
                            ------------------------------------- -------------------------------------
                                                   Weighted                               Weighted
                                                    Average                               Average
                                Balance        Contractual Rate        Balance        Contractual Rate
                            -----------------  ------------------ ------------------  -----------------
          Fixed rate          $    500,026              4.30%       $    190,028               6.44%
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

         Scheduled principal repayments to the FHLB at June 30, 2001 are as follows (dollars in thousands):

                                                                                 Weighted
                                                                                  Average
                                                         Amount               Contractual Rate
                                                     ----------------         ----------------
           Year Ending December 31, 2005
               and thereafter                        $       500,026                   4.30%
                                                     ===============            ===========

 (4)     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

         The Company had $14.0 million in term fed funds and $52.2 million in securities sold under agreements to repurchase at June 30, 2001.

         Securities sold under agreements to repurchase are summarized as follows (dollars in thousands):

                                                          June 30, 2001   December 31, 2000
                                                          -------------   -----------------
          Average outstanding balance                         $41,330          18,352
          Weighted average interest rate during the period       4.49%           5.85
          Maximum month-end balance                           $53,622          38,214
          Outstanding balance at end of the period             52,207          38,214
          Mortgage-backed securities securing the
             agreements at period-end:
               Carrying value                                 $60,413          42,053
               Estimated market value                          60,413          42,053
          Accrued interest payable at the end of the period         2              --

         The Company routinely provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations.

(5)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended June 30, 2001 and 2000 consists of (dollars in thousands):

                                                     Three Months Ended    Six Months Ended
                                                         June 30,              June 30,
                                                   --------------------   ------------------
                                                     2001        2000       2001      2000
                                                   --------    --------   --------  --------
          Net income                                $ 7,051      6,020     13,823    11,129

          Other comprehensive income, net of tax:
             Unrealized gains (losses) on
               securities, net of reclassification
               adjustment                              (172)      (126)     1,625    (2,047)
                                                    -------    -------    -------   -------

          Comprehensive income                      $ 6,879      5,894     15,448     9,082
                                                    =======    =======    =======   =======

 (6)     NET INCOME PER SHARE

         Stock options and warrants to purchase 2,674,005 and 2,290,005 shares of common stock were outstanding as of June 30, 2001 and 2000, respectively. The stock options and warrants were included in the computation of diluted net income per share for 2001, but were not included in 2000 because they were antidilutive.

(7)      SENIOR NOTES

         During the six months ended June 30, 2001 and 2000, the Company purchased and retired approximately $150,000 and $32.1 million, respectively, of senior notes which had been issued in connection with the Company's recapitalization in 1997. As a result, there is an extraordinary item charge to income amounting to $4,000 and $871,000, respectively, net of tax.

(8)      SEGMENTS

         The Company operates as one segment. The operating information used by the Company's chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, National Association, a national banking association (the "Bank"). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information.

(9)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement was adopted by the Company in 2001 as set forth in SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. Management has determined this statement did not have an impact on the consolidated financial position or the results of operations of the Company upon implementation on January 1, 2001.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $15.5 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.3 million and $670,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, management does not anticipate an impairment loss at January 1, 2002.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2000 TO JUNE 30, 2001

         During the six months ended June 30, 2001, total assets increased $214.3 million or 9.02%. The $214.3 million increase was due primarily to commercial loan growth as well as increases in the Company's investment portfolio where the Company took proactive measures to lock in higher yields in a declining rate environment. Commercial loan balances during the six months ended June 30, 2001 rose $60.4 million or 4.24%. Securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock rose by $159.0 million or 44.92% and $9.4 million or 48.25%, respectively.

         Total liabilities increased $198.9 million or 8.96% for the six months ended June 30, 2001 primarily due to an increase in FHLB advances and securities sold under agreements to repurchase offset by a decrease in time deposits. During the period, the Company took advantage of market-driven opportunities for lower cost borrowings at the FHLB resulting in an increase in advances from FHLB of $310.0 million or 163.13%. This offset a $159.4 million or 12.63% decrease in time deposits as some public and brokered deposits matured and were not renewed. Securities sold under agreements to repurchase and other borrowings increased by $28.0 million or 73.25% and consisted of commercial customer sweep accounts and term fed funds.

         Total stockholders' equity increased $15.5 million during the six months ended June 30, 2001 which represented net income during the period of $13.8 million and a $1.6 million increase in unrealized gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         Net Income. The Company reported income before extraordinary item of $13.8 million or $.67 basic earnings per share for the six months ended June 30, 2001 (based on 20.5 million average shares outstanding), compared to income before extraordinary item of $12.0 million or $.58 basic earnings per share (based on 20.5 million average shares outstanding) for the six months ended June 30, 2000. Income before extraordinary item rose to $7.1 million or $.34 basic earnings per share for the three months ended June 30, 2001 (based on 20.5 million average shares outstanding) from $6.0 million or $.29 basic earnings per share for the three months ended June 30, 2000 (based on 20.5 million average shares outstanding). The extraordinary item charge to income in the six months ended June 30, 2001 was a result of the Company's purchase and retirement of $150,000 of senior notes during the period. The extraordinary item charge to income amounting to $871,000, net of tax, occurred in the first quarter of 2000 as a result of the Company's purchase and retirement of $32.1 million of senior notes.

         Net Interest and Dividend Income. Net interest and dividend income totaled $42.0 million in the six months ended June 30, 2001 as compared to $38.1 million during the same period in the prior year. Net interest and dividend income in the three-month comparative periods ended June 30, 2001 totaled $21.3 million and $19.0 million, respectively. In both comparative periods, the Company saw increasing spreads and net interest margins due primarily to commercial loan origination volume, increasing yields in the security portfolio and favorable yields on FHLB advances.

         Interest Income. Total interest and dividend income increased by $5.5 million or 6.04% during the six months ended June 30, 2001 as compared to the same period in the prior year and rose by $2.4 million or 5.32% during the three months ended June 30, 2001 compared to the same period in the prior year. The increase in interest income during the six-month comparative period was due primarily to growth in the Bank's commercial loan portfolio where balances rose from $1.313 billion at June 30, 2000 to $1.486 billion at June 30, 2001. The increase in interest income during the three-month comparative period ended June 30, 2001 was a result of increases in the Company's security portfolio.

         Interest Expense. Total interest expense increased $1.6 million or 3.02% in the six months ended June 30, 2001 as compared to the same period in the prior year. Total interest expense increased $124,000 or .47% during the three months ended June 30, 2001 as compared to the same period in the prior year. The increases in interest expense during both the six and three-month comparative periods were primarily the result of increased borrowings at the FHLB, as the Company took advantage of market-driven opportunities by investing in lower cost borrowings, offset by a decline in interest expense on senior notes as a result of the Company's purchase and retirement of a portion of those notes.

         Provision for Loan Losses. The Company established provisions for loan losses of $1.9 million and $1.15 million during the six months and three months ended June 30, 2001, respectively. Charge-offs (net of recoveries) during the same periods were $2.6 million and $1.5 million, respectively. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other income. Total noninterest income increased $1.2 million or 13.13% during the six months ended June 30, 2001 as compared to the same period in the prior year as loan fees and service charges driven by the growth in the commercial loan portfolio rose 32.8%. During the three months ended June 30, 2001, total noninterest income increased $839,000 or 17.92% with loan fees and deposit related income growth constituting the majority of the increase between the comparative periods. Deposit related income growth in the three-month comparative period is attributable to the Company's increased marketing efforts in this area.

         Noninterest Expense. Total noninterest expense increased $2.4 million or 8.81% during the six months ended June 30, 2001 as compared to the same period in the prior year. Total noninterest expense increased $1.4 million or 10.09% during the three months ended June 30, 2001 as compared to the same period in the prior year. The increases in noninterest expense during both the six and three-month comparative periods resulted primarily from increases in compensation costs as well as start-up costs related to new marketing initiatives.

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

                                                                    Three Months Ended June 30,
                                             ------------------------------------------------------------------------
                                                            2001                                 2000
                                             ----------------------------------  ------------------------------------
                                                                         Average                             Average
                                                Average                   Yield/   Average                   Yield/
                                                Balance      Interest      Cost    Balance       Interest     Cost
                                              -----------  -----------   -------  ----------   -----------  -------
Interest-earning assets:
   Loans receivable(1)                         $ 1,888,583 $     38,003    8.05%  $1,777,200    $   37,490    8.44%
   Securities(2)                                  505,068         9,071    7.18      405,576         7,199    7.10
   Other earning assets(3)                         64,799           875    5.40       52,122           837    6.42
                                               ----------    ----------           ----------    ----------
     Total interest-earning assets              2,458,450        47,949    7.80%   2,234,898        45,526    8.15%
                                                             ----------  ======                 ----------  ======
Noninterest-earning assets                        119,462                             92,070
                                               ----------                         ----------
     Total assets                              $2,577,912                         $2,326,968
                                               ==========                         ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                   $  520,245         3,800    2.93%  $  420,888         2,719    2.60%
     Term certificates of deposit               1,118,942        15,661    5.61    1,318,194        18,749    5.72
                                               ----------    ----------           ----------    ----------
       Total deposits                           1,639,187        19,461    4.76    1,739,082        21,468    4.96
   Borrowings:
     FHLB advances                                500,027         5,435    4.30      233,875         3,581    6.06
     Securities sold under agreements
       to repurchase and other borrowings          52,601           530    4.04       13,970           190    5.47
     Senior notes                                  41,036         1,212   11.81       43,160         1,275   11.81
                                               ----------    ----------           ----------    ----------
       Total interest-bearing liabilities       2,232,851        26,638    4.79%   2,030,087        26,514    5.25%
                                                             ----------  ======                 ----------  ======
Noninterest-bearing liabilities                   178,386                            163,251
                                               ----------                         ----------
       Total liabilities                        2,411,237                          2,193,338
Stockholders' equity                              166,675                            133,630
                                               ----------                         ----------
       Total liabilities and stockholders'
          equity                               $2,577,912                         $2,326,968
                                               ==========                         ==========
Net interest-earning assets                    $  225,599                         $  204,811
                                               ==========                         ==========
Net interest income/interest rate spread                     $   21,311    3.01%                $   19,012    2.90%
                                                             ==========  ======                 ==========  ======
Net interest margin                                                        3.47%                              3.40%
                                                                         ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                110.10%                            110.09%
                                                                         ======                             ======


                                                                      Six Months Ended June 30,
                                              ----------------------------------------------------------------------
                                                              2001                                 2000
                                              ------------------------------------ ---------------------------------
                                                                        Average                             Average
                                              Average                   Yield/   Average                    Yield/
                                              Balance       Interest     Cost    Balance       Interest      Cost
                                             ---------     ----------  -------  ---------     ----------   --------
Interest-earning assets:
   Loans receivable(1)                       $1,880,695    $   77,314    8.28%  $1,749,066    $   73,729       8.43%
   Securities(2)                                468,222        17,236    7.36      456,047        16,047       7.04
   Other earning assets(3)                       80,724         2,290    5.67       49,135         1,550       6.31
                                             ----------    ----------           ----------    ----------
     Total interest-earning assets            2,429,641        96,840    8.01%   2,254,248        91,326       8.10%
                                                           ----------  ======                 ----------   ========
Noninterest-earning assets                      118,372                             94,458
                                             ----------                         ----------
     Total assets                            $2,548,013                         $2,348,706
                                             ==========                         ==========
Interest-bearing liabilities:
   Deposits:
     Transaction accounts(4)                 $  516,678         8,250    3.22%  $  445,781         6,773       3.06%
     Term certificates of deposit             1,169,970        33,628    5.80    1,288,059        35,095       5.48
                                             ----------    ----------           ----------    ----------
       Total deposits                         1,686,648        41,878    5.01    1,733,840        41,868       4.86
   Borrowings:
     FHLB advances                              436,903         9,565    4.35      259,144         7,690       5.87
     Securities sold under agreements
       to repurchase and other borrowings        45,507         1,016    4.50        7,090           190       5.39
     Senior notes                                41,049         2,425   11.81       56,884         3,528      11.81
                                             ----------    ----------           ----------    ----------
       Total interest-bearing liabilities     2,210,107        54,884    5.01%   2,056,958        53,276       5.21%
                                                           ----------  ======                 ----------   ========
Noninterest-bearing liabilities                 174,953                            160,611
                                             ----------                         ----------
       Total liabilities                      2,385,060                          2,217,569
Stockholders' equity                            162,953                            131,137
                                             ----------                         ----------
       Total liabilities and stockholders'
          equity                             $2,548,013                         $2,348,706
                                             ==========                         ==========
Net interest-earning assets                  $  219,534                         $  197,290
                                             ==========                         ==========
Net interest income/interest rate spread                   $   41,956    3.00%                $   38,050       2.89%
                                                           ==========  ======                 ==========   ========
Net interest margin                                                      3.45%                                 3.38%
                                                                       ======                              ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                              109.93%                               109.59%
                                                                       ======                               =======

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2001, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                     More Than
                                                        Three to       More Than     Three Years
                                      Within Three       Twelve       One Year to      to Five      Over Five
                                         Months          Months       Three Years       Years         Years           Total
                                      ------------     ----------     -----------    -----------   -----------      ---------
Interest-earning assets(1):
   Loans receivable(2)                  $  757,612        263,683        488,117        228,771       152,596       1,890,779
   Securities(3)                            72,627         87,613        137,674        140,598        65,093         503,605
   Other interest-earning
     assets(4)                              89,738          3,783             --             --            --          93,521
                                        ----------     ----------     ----------     ----------     ---------      ----------
         Total                          $  919,977        355,079        625,791        369,369       217,689       2,487,905
                                        ==========     ==========     ==========     ==========     =========      ==========

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                         $  217,743         43,225         79,233         47,808        74,928         462,937
     Passbook accounts                       3,675         11,026         20,401         12,402        19,231          66,735
     Certificates of deposit               402,896        494,972        177,895         26,116           868       1,102,747

   Borrowings:
     FHLB advances(6)                           --             --             --             --       500,026         500,026
     Securities sold under
       agreements to repurchase
       and other borrowings                 66,207             --             --             --            --          66,207
     Senior notes                               --             --             --         41,010            --          41,010
                                        ----------     ----------     ----------     ----------     ---------      ----------
         Total                          $  690,521        549,223        277,529        127,336       595,053       2,239,662
                                        ==========     ==========     ==========     ==========     =========      ==========

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities         $  229,456       (194,144)       348,262        242,033      (377,364)        248,243
                                        ==========     ==========     ==========     ==========     =========      ==========

Cumulative excess (deficiency)
   of interest-earning assets over
   interest-bearing liabilities         $  229,456         35,312        383,574        625,607       248,243         248,243
                                        ==========     ==========     ==========     ==========     =========      ==========

Cumulative excess (deficiency)
   of interest-earning assets over
   interest-bearing liabilities
   as a percent of total assets               8.85%          1.36          14.80          24.14           9.58           9.58
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

(4) Comprised of cash and due from banks, deposits with other banks, Federal Home Loan Bank and Federal Reserve Bank stock.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2001, the Company had unutilized borrowing capacity with a credit limit subject to the maximum amount of credit available under the FHLB System Credit Policy.

         At June 30, 2001, the Bank had approximately $284.5 million of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans. Certificates of deposit which are scheduled to mature within one year totaled $897.9 million at June 30, 2001, and borrowings which are scheduled to mature or reprice within the same period amounted to $66.2 million. The Bank anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         On September 8, 1997 and in connection with the Company's recapitalization, the Company issued $80.0 million of senior notes. Since that time, the Company has purchased and retired $39.0 million of those outstanding senior notes. These transactions reduced future interest costs associated with those notes. The remaining $41.0 million of senior notes have an annual debt service requirement of $4.5 million (or $2.25 million for each semi-annual period).

         Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the FRB. The guidelines are commonly known as Risk-Based Capital Guidelines.

         On June 30, 2001, the Company exceeded all applicable capital requirements by having a total risk-based capital ratio of 9.15%, a tier I risk-based capital ratio of 7.90% and a leverage ratio of 5.85%.

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

PART II       OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held the Annual Meeting of Stockholders on May 23, 2001. Management solicited proxies for the meeting, and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. All nominees were re-elected for a three-year term. Votes were cast as follows:

                        Nominee                        For                    Withheld                Abstain
                        -------                        ---                    --------                -------
           Edward A. Townsend                       15,148,697                 388,995                352,550
           Robert A. Kotecki                        15,537,692                       -                352,550
           J. David Rosenberg                       15,527,692                  10,000                352,550

         The stockholders approved an amendment to the Local Financial Corporation 1998 Stock Option Plan increasing the shares authorized for grant from 1,720,370 shares to 2,100,370 shares. Votes were cast as follows:

                    For                   Against                Abstain
                    ---                   -------                -------
                 11,007,112               4,857,835               25,295

         The stockholders ratified the appointment of KPMG LLP, independent auditors, to audit the Company's financial statements for the year ending December 31, 2001. Votes were cast as follows:

                    For                   Against                Abstain
                    ---                   -------                -------
                 15,819,801                59,551                 10,890

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         None

         b.       Reports on Form 8-K

         There were no Form 8-K's filed during the quarter ended June 30, 2001.

                             SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LOCAL FINANCIAL CORPORATION


Date:         August 3, 2001       By /s/ Edward A. Townsend
                                   -------------------------
                                   Edward A. Townsend
                                   Chairman of the Board
                                   Chief Executive Officer


                                   LOCAL FINANCIAL CORPORATION


Date:         August 3, 2001       By /s/ Richard L. Park
                                   ----------------------
                                   Richard L. Park
                                   Chief Financial Officer