Form 10-Q
period 2001-09-30
LOCAL FINANCIAL CORP /NV
filed 2001-11-13
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     65-0424192
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

         3601 N.W. 63RD, OKLAHOMA CITY, OK                         73116
         ---------------------------------                         ------
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:   (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of November 1, 2001 were as follows:

                                NUMBER OF SHARES
                                ----------------
                                   20,539,209

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                                  PAGE
PART I.  FINANCIAL INFORMATION
     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  September 30, 2001 (unaudited) and December 31, 2000...........................................   1

                  Consolidated Statements of Operations-
                  For the Three Months and Nine Months Ended September 30, 2001
                  and 2000 (unaudited)...........................................................................   2

                  Consolidated Statements of Cash Flows-
                  For the Nine Months Ended September 30, 2001 and 2000 (unaudited)..............................   3

                  Notes to Consolidated Financial Statements.....................................................   4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................................   10

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................   16

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K..............................................................   16

Signatures        ..............................................................................................   17

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                         September 30, 2001      December 31, 2000
                                                                         ------------------      -----------------
                                                                            (unaudited)
                                ASSETS

Cash and due from banks                                                   $        45,181                  39,571
Interest bearing deposits with other banks                                         79,400                   4,400
Securities available for sale                                                     542,211                 354,048
Loans receivable, net of allowance for loan losses of $27,664 at
   September 30, 2001 and $28,345 at December 31, 2000                          1,925,179               1,848,876
Federal Home Loan Bank of Topeka and Federal Reserve Bank Stock, at                33,784                  19,417
cost
Premises and equipment, net                                                        38,379                  37,865
Assets acquired through foreclosure and repossession, net                           1,737                     881
Intangible assets, net                                                             15,883                  16,888
Current and deferred taxes, net                                                     5,216                   6,976
Other assets                                                                       53,698                  48,089
                                                                          ---------------         ---------------

       Total assets                                                       $     2,740,668               2,377,011
                                                                          ===============         ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                 $       618,614                 606,752
   Savings                                                                         69,147                  62,907
   Time                                                                         1,130,436               1,262,134
                                                                          ---------------         ---------------

       Total deposits                                                           1,818,197               1,931,793

Advances from the Federal Home Loan Bank of Topeka                                600,025                 190,028
Securities sold under agreements to repurchase                                     45,082                  38,214
Senior notes                                                                       41,010                  41,160
Other liabilities                                                                  18,421                  19,545

Mandatory redeemable trust preferred securities                                    35,000                       -

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,539,269 shares issued and 20,539,209 shares outstanding at September 30, 2001 and
     20,537,269 shares issued and 20,537,209 shares outstanding at
     December 31, 2000                                                                205                     205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                   -                       -
   Additional paid-in capital                                                     206,777                 206,758
   Retained earnings                                                              117,020                  96,003
   Treasury stock, 60 shares, at cost                                            (151,274)               (151,274)
   Accumulated other comprehensive income                                          10,205                   4,579
                                                                          ---------------         ---------------

       Total stockholders' equity                                                 182,933                 156,271
                                                                          ---------------         ---------------

       Total liabilities and stockholders' equity                         $     2,740,668               2,377,011
                                                                          ===============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                  ---------------------------     -----------------------------
                                                      2001           2000             2001             2000
                                                  -----------     -----------     ------------     ------------
                                                                         (unaudited)
Interest and dividend income:
   Loans                                            $   37,725          40,712          115,039          114,441
   Securities available for sale                         8,956           6,642           26,192           22,689
   Federal Home Loan Bank of Topeka and
   Federal Reserve Bank stock                              524             373            1,440            1,122
   Other investments                                       687             160            2,061              961
                                                    ----------      ----------       ----------       ----------
       Total interest and dividend income               47,892          47,887          144,732          139,213
                                                    ----------      ----------       ----------       ----------

Interest expense:
   Deposit accounts                                     18,152          22,394           60,030           64,262
   Advances from the Federal Home Loan
     Bank of Topeka                                      5,620           4,382           15,185           12,072
   Securities sold under agreements to
     repurchase and other borrowings                       419             365            1,435              555
   Notes payable                                         1,212           1,274            3,637            4,802
   Trust preferred securities                               97               -               97                -
                                                    ----------      ----------       ----------       ----------
       Total interest expense                           25,500          28,415           80,384           81,691
                                                    ----------      ----------       ----------       ----------

Net interest and dividend income                        22,392          19,472           64,348           57,522
Provision for loan losses                               (1,775)           (500)          (3,675)          (1,500)
                                                    ----------      ----------       ----------       ----------
       Net interest and dividend income after
         provision for loan losses                      20,617          18,972           60,673           56,022
                                                    ----------       ---------        ---------        ---------
Noninterest income:
   Deposit related income                                3,802           3,275           10,724           10,094
   Loan fees and loan service charges                      458             434            1,637            1,322
   Net gains on sale of assets                             222             223              528              534
   Other                                                   815             504            2,530            1,433
                                                    ----------      ----------       ----------       ----------
       Total noninterest income                          5,297           4,436           15,419           13,383
                                                    ----------      ----------       ----------       -----------

Noninterest expense:
   Compensation and employee benefits                    8,357           7,871           24,809           23,498
   Equipment and data processing                         1,633           1,628            4,872            4,987
   Occupancy                                               999           1,039            2,890            2,807
   Advertising                                             125             153              314              453
   Professional fees                                       329             217              993              745
   Other                                                 3,638           2,843           10,811            8,472
                                                    ----------     -----------      -----------       ----------
       Total noninterest expense                        15,081          13,751           44,689           40,962
                                                    ----------     -----------      -----------       ----------

Income before income taxes and extraordinary
  item                                                  10,833           9,657           31,403           28,443

Provision for income taxes                               3,639           3,496           10,382           10,282
                                                    ----------      ----------       ----------       ----------

       Income before extraordinary item                  7,194           6,161           21,021           18,161

Extraordinary item - purchase and retirement
  of senior notes, net of tax                               --              --               (4)            (871)
                                                    ----------      ----------       ----------       ----------

       Net income                                   $    7,194           6,161           21,017           17,290
                                                    ==========      ==========       ==========       ==========

Earnings per share:
   Income before extraordinary item:
     Basic                                          $     0.35            0.30             1.02             0.88
                                                    ==========      ==========       ==========       ==========
     Diluted                                        $     0.34            0.30             0.99             0.88
                                                    ==========      ==========       ==========       ==========

   Net income:
     Basic                                          $     0.35            0.30             1.02             0.84
                                                    ==========      ==========       ==========       ==========
     Diluted                                        $     0.34            0.30             0.99             0.84
                                                    ==========      ==========       ==========       ==========

Average shares outstanding:
     Basic                                          20,539,209      20,537,209       20,539,091       20,537,209
                                                    ==========      ==========       ==========       ==========
     Diluted                                        21,349,796      20,537,209       21,238,203       20,537,209
                                                    ==========      ==========       ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                     ----------------------------
                                                                                                        2001             2000
                                                                                                     -----------      -----------
                                                                                                              (unaudited)
CASH PROVIDED (ABSORBED) BY OPERATING ACTIVITIES:

Net income                                                                                          $    21,017           17,290
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                              3,675            1,500
   Deferred income tax expense                                                                              186            3,835
   Accretion of discount on loans acquired and securities available for sale                             (1,939)          (1,456)
   Depreciation and amortization                                                                          3,483            2,890
   Net change in loans held for sale                                                                      1,093            2,515
   Net gains on sale of assets                                                                             (528)            (534)
   Change in other assets                                                                                (5,607)          (1,036)
   Change in other liabilities                                                                           (2,132)          (9,981)
                                                                                                    -----------      -----------

       Net cash provided by operating activities                                                         19,248           15,023
                                                                                                    -----------      -----------

CASH PROVIDED (ABSORBED) BY INVESTING ACTIVITIES:

   Proceeds from sales of securities available for sale                                                  19,813          190,460
   Proceeds from principal collections on securities available for sale                                 179,378           45,992
   Purchases of securities available for sale                                                          (376,178)         (73,165)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                                   (14,367)          (6,632)
   Proceeds from the sale of Federal Home Loan Bank stock                                                    --           12,035
   Change in loans receivable, net                                                                      (82,048)        (221,334)
   Proceeds from disposal of assets acquired through foreclosure and repossession                         1,525            1,304
   Purchases of premises and equipment                                                                   (3,550)          (8,798)
   Proceeds from sales of premises and equipment                                                             51               68
                                                                                                    -----------      -----------

       Net cash (absorbed) by investing activities                                                     (275,376)         (60,070)
                                                                                                    -----------      -----------

CASH PROVIDED (ABSORBED) BY FINANCING ACTIVITIES:

   Change in transaction accounts                                                                        18,102           38,672
   Change in time deposits                                                                             (131,698)          (2,378)
   Change in securities sold under agreements to repurchase                                               6,868           32,084
   Proceeds from advances from the Federal Home Loan Bank                                             1,049,365        2,646,634
   Repayments of advances from the Federal Home Loan Bank                                              (639,368)      (2,643,106)
   Proceeds from the issuance of common stock                                                                19               --
   Proceeds from the issuance of trust preferred securities                                              35,000               --
   Payment of trust preferred securities issuance costs                                                  (1,400)              --
   Purchase of senior notes                                                                                (150)         (32,090)
                                                                                                    -----------      -----------

       Net cash provided by financing activities                                                        336,738           39,816
                                                                                                    -----------      -----------

Net change in cash and cash equivalents                                                                  80,610           (5,231)

Cash and cash equivalents at beginning of period                                                         43,971           55,822
                                                                                                    -----------      -----------

Cash and cash equivalents at end of period                                                          $   124,581           50,591
                                                                                                    ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                                       $    80,527           84,384
                                                                                                    ===========      ===========
     Income taxes                                                                                   $    11,083            7,588
                                                                                                    ===========      ===========

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and  repossession                       $     2,438            1,039
                                                                                                    ===========      ===========

   Transfer of loans securitized to investments available for sale                                  $        --           36,504
                                                                                                    ===========      ===========
   Transfer of loans securitized to other assets                                                    $        --              364
                                                                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                    September 30, 2001 and December 31, 2000


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

(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                       September 30, 2001  December 31, 2000
                                                       ------------------  -----------------

          Residential real estate loans                     $   214,919          250,487

          Commercial                                          1,549,389        1,425,382

          Held for sale                                           4,829            5,922

          Consumer loans                                        183,706          195,430
                                                            -----------      -----------

                     Total loans                              1,952,843        1,877,221
          Less:
               Allowance for loan losses                        (27,664)         (28,345)
                                                            -----------      -----------

                     Loans receivable, net                  $ 1,925,179        1,848,876
                                                            ===========      ===========

 (3)     ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                      September 30, 2001                    December 31, 2000
                                --------------------------------      -----------------------------
                                                   Weighted                            Weighted
                                                    Average                            Average
                                Balance         Contractual Rate       Balance     Contractual Rate
                                -------         ----------------       -------     ----------------

          Fixed rate          $  600,025                4.14%         $  190,028           6.44%
                              ==========           ==========         ==========      ==========


         Although no specific assets are pledged, the FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances, which can include such items as first and second residential and commercial mortgage loans and investment securities which are not already pledged or encumbered.

         Scheduled principal repayments to the FHLB at September 30, 2001 are as follows (dollars in thousands):

                                                                                            Weighted
                                                                                            Average
                                                                     Amount             Contractual Rate
                                                                   -----------          ----------------
                   Year ending December 31, 2005
                       and thereafter                              $   600,025                  4.14%
                                                                   ===========            ===========

(4)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase are summarized as follows (dollars in thousands):

                                                                        September 30,          December 31,
                                                                            2001                  2000
                                                                        -------------          ------------
          Average outstanding balance                                   $    41,781                  18,352
          Weighted average interest rate during the period                     4.01%                   5.85%
          Maximum month-end balance                                     $    53,622                  38,214
          Outstanding balance at end of period                               45,082                  38,214
          Mortgage-backed securities securing the agreements
            at period-end:
              Carrying value                                                 51,242                  42,053
              Estimated market value                                         51,242                  42,053
          Accrued interest payable at the end of the period                       2                      --

         The Company routinely provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations.

(5)      SENIOR NOTES

         During the nine months ended September 30, 2001 and 2000, the Company purchased and retired approximately $150,000 and $32.1 million, respectively, of senior notes which had been issued in connection with the Company's recapitalization in 1997. As a result, there is an extraordinary item charge to income amounting to $4,000 and $871,000, respectively, net of tax. Subsequent to the quarter ended September 30, 2001, the Company purchased and retired an additional $19.5 million of senior notes, which will result in an extraordinary item charge to income of $1.6 million, net of tax, in the fourth quarter of 2001.

(6)      MANDATORY REDEEMABLE TRUST PREFERRED SECURITIES

         On September 20, 2001, Local Financial Capital Trust I (the "Trust"), a newly-formed Delaware business trust and wholly-owned finance subsidiary of the Company, issued 1,400,000 shares of its 9.00% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") for an aggregate price of $35 million. An additional 210,000 shares of these securities were subsequently issued on October 3, 2001 for an aggregate price of $5.3 million. The Trust Preferred Securities will mature on September 30, 2031. Distributions on the Trust Preferred Securities and on the common securities issued to the Company are payable on March 31, June 30, September 30 and December 31 of each year beginning December 31, 2001. The proceeds from the sale of the Trust Preferred Securities and the common securities were used by the Trust to purchase $41.5 million of 9% junior subordinated debentures (the "Debentures") of the Company, which have the same payment terms as the preferred securities. Except under certain circumstances, the common securities issued to the Company possess sole voting rights with respect to matters involving the Trust. Under certain circumstances, the Company may, from time to time, defer the Debentures' interest payments, which would result in a deferral of distribution payments on the related Trust Preferred Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the Debentures.

         Subject to any applicable regulatory approvals, the Trust Preferred Securities and the common securities issued by the Trust to the Company are redeemable in whole or in part on or after September 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Trust Preferred Securities are presently fully included in Tier 1 capital for capital adequacy determination purposes. The obligations of the Company with respect to the issuance of the Trust Preferred Securities constitute a full and unconditional guarantee by the Company of the Trust's obligation with respect to the Trust Preferred Securities subject to certain limitations.

(7)      COMMITMENTS AND CONTINGENCIES

         As of September 30, 2001, the Bank had entered into a commitment to purchase $175.0 million in new government agency securities to be issued in October. These securities were issued on October 30, 2001, and, accordingly, are not included in the accompanying September 30, 2001 consolidated statement of financial condition.

(8)      COMPREHENSIVE INCOME

         Comprehensive income for the periods ended September 30, 2001 and 2000 consists of (dollars in thousands):

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                           --------------------------     -------------------------
                                                               2001           2000           2001           2000
                                                            ----------     ----------     ----------     ----------
          Net income                                        $    7,194          6,161         21,017         17,290

          Other comprehensive income, net of tax:
             Unrealized gains on securities, net of
               reclassification adjustment                       4,001          2,415          5,626            368
                                                            ----------     ----------     ----------     ----------

          Comprehensive income                              $   11,195          8,576         26,643         17,658
                                                            ==========     ==========     ==========     ==========

(9)      NET INCOME PER SHARE

         Stock options and warrants to purchase 2,689,005 and 2,680,005 shares of common stock were outstanding as of September 30, 2001 and 2000, respectively. The stock options and warrants were included in the computation of diluted net income per share for 2001 to the extent they were not anti-dilutive. None of the stock options and warrants were included in the computation of diluted net income per share in 2000 as they were all anti-dilutive.

(10)     SEGMENTS

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

         In September 2001, the Company formed Local Financial Capital Trust I, a wholly-owned finance subsidiary. The Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no other function other than the issuance of its securities and the related purchase of the Debentures from the Company and to distribute payments referred thereon to the holders of its securities.

(11)     NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. The statement is effective for fiscal years beginning after December 15, 2001. Management has determined the impact of this statement will not have a material impact on the consolidated financial position or the future results of operations of the Company.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of or Statement No. 144 upon adoption.

         The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

         Statement No. 141 will require upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $15.5 million, which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to goodwill was $1.0 million and $1.3 million for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, management does not anticipate an impairment loss at January 1, 2002.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2001

         During the nine months ended September 30, 2001, total assets increased $363.7 million or 15.30%. The growth in assets during the period was attributable to continued commercial loan growth as well as growth in the investment portfolio as the Company maintained its strategy of pursuing additions to the investment portfolio in this declining rate environment. These activities were funded primarily by investment cashflows and FHLB borrowings. Commercial loan balances during the nine months ended September 30, 2001 rose $124.0 million or 8.70%. Securities available for sale and Federal Home Loan Bank stock rose by $188.2 million or 53.15% and $14.4 million or 74.0%, respectively, during the nine months ended September 30, 2001. Interest-bearing deposits with other banks were $79.4 million at September 30, 2001 compared with $4.4 million at December 31, 2000. The larger balance at September 30, 2001 was attributable to FHLB borrowings, which were received on September 24, 2001 and invested in overnight deposits. These funds were reinvested in securities available for sale on October 30, 2001.

         FHLB advances increased $410.0 million as the Company took advantage of market-driven opportunities for lower cost borrowings. The increase in FHLB advances offset a $131.7 million or 10.43% decrease in time deposits as some public and brokered deposits matured and were not renewed.

         On September 20, 2001, the Trust issued $35.0 million of 9.00% Cumulative Trust Preferred Securities. These securities are included in the Company's consolidated statements of financial condition and are presented under the caption "Mandatory Redeemable Trust Preferred Securities". An additional $5.3 million of these securities were subsequently issued on October 3, 2001. See Note 7 to the Notes to Consolidated Financial Statements included herein.

         Total stockholders' equity increased $26.7 million during the nine months ended September 30, 2001 which reflected net income during the period of $21.0 million and a $5.6 million increase in unrealized gains on securities net of tax.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Net Income. The Company reported income before extraordinary item of $21.0 million or $1.02 basic earnings per share for the nine months ended September 30, 2001, compared to income before extraordinary item of $18.2 million or $.88 basic earnings per share for the nine months ended September 30, 2000. Income before extraordinary item rose to $7.2 million or $.35 basic earnings per share for the three months ended September 30, 2001 from $6.2 million or $.30 basic earnings per share for the three months ended September 30, 2000 Basic earnings per share for the periods are based on 20.5 million average shares outstanding. The extraordinary item charge to income in the nine months ended September 30, 2001 and 2000 was a result of the Company's purchase and retirement of $150,000 and $32.1 million, respectively, of senior notes during such periods.

         Subsequent to September 30, 2001, the Company purchased and retired an additional $19.5 million of senior notes, which will result in an extraordinary item charge to income of $1.6 million in the fourth quarter of 2001.

         Net Interest and Dividend Income. Net interest and dividend income totaled $64.3 million in the nine months ended September 30, 2001, up 11.9% from the same period in the prior year primarily due to the increase in commercial loan volume. Likewise, net interest and dividend income in the three-month comparative period ended September 30, 2001 totaled $22.4 million, a 15.00% increase over the same period in the prior year. The increase in the three-month comparative period came as the Company replaced maturing time deposits with lower cost FHLB borrowings as a primary source of funding.

         Interest Income. Total interest and dividend income increased by $5.5 million or 3.96% during the nine months ended September 30, 2001 as compared to the same period in the prior year and remained constant during the three months ended September 30, 2001 compared to the same period in the prior year. Increases in the Bank's commercial loan volume and security portfolio contributed positively to interest income during both the three and nine-month periods; however, they were offset in the three months ended September 30, 2001 by the effect of declining rates on the loan portfolio. The Bank also recognized certain interest income from commercial loan prepayments and other sources during the quarter ended September 30, 2001, which resulted in higher spreads and net interest margins for the quarter and nine months ended September 30, 2001.

         Interest Expense. Total interest expense decreased $1.3 million or 1.60% in the nine months ended September 30, 2001 as compared to the same period in the prior year. Total interest expense decreased $2.9 million or 10.26% during the three months ended September 30, 2001 as compared to the same period in the prior year. The decreases in interest expense during both the nine and three-month comparative periods were primarily the result of market-driven rate declines as well as volume declines on time deposits offset partially by the effect of additional borrowings at the FHLB as the Company took advantage of lower cost borrowing opportunities.

         Provision for Loan Losses. The Company established provisions for loan losses of $3.7 million and $1.8 million during the nine months and three months ended September 30, 2001, respectively. Charge-offs (net of recoveries) during the same periods were $4.4 million and $1.8 million, respectively. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the

Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other income. Total noninterest income increased $2.0 million or 15.21% and $861,000 or 19.41% during the nine and three-month comparative periods, respectively. In both comparative periods, loan fees and service charges driven by the growth in the commercial loan portfolio and deposit related income resulting from increased marketing efforts were the primary contributors to higher noninterest income.

         Noninterest Expense. Total noninterest expense increased $3.7 million or 9.10% during the nine months ended September 30, 2001 as compared to the same period in the prior year. Total noninterest expense increased $1.3 million or 9.67% during the three months ended September 30, 2001 as compared to the same period in the prior year. The increases in noninterest expense during both the nine and three-month comparative periods resulted primarily from increases in compensation costs as well as start-up costs related to new marketing initiatives.

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

                                                                        Three Months Ended September 30,
                                              ---------------------------------------------------------------------------------
                                                               2001                                       2000
                                              --------------------------------------     --------------------------------------
                                                                            Average                                    Average
                                               Average                      Yield/        Average                      Yield/
                                               Balance       Interest        Cost         Balance       Interest        Cost
                                              ----------    ----------    ----------     ----------    ----------    ----------

ASSETS
Loans receivable(1)                           $1,921,171    $   37,725          7.85%    $1,865,844    $   40,712          8.73%
Securities(2)                                    511,849         8,956          7.00%       379,308         6,642          7.00%
Other earning assets(3)                           49,734         1,211          9.74%        29,767           533          7.16%
                                              ----------    ----------                   ----------    ----------
     Total interest-earning                    2,482,754        47,892          7.72%     2,274,919        47,887          8.42%
                                                            ----------    ==========                   ----------    ==========
Noninterest-earning assets                       116,367                                     93,668
                                              ----------                                 ----------
     Total assets                             $2,599,121                                 $2,368,587
                                              ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                    $  515,993         3,632          2.79%    $  420,087         3,856          3.65%
   Term certificates of deposit                1,124,768        14,520          5.12%     1,298,159        18,538          5.68%
                                              ----------    ----------                   ----------    ----------
     Total deposits                            1,640,761        18,152          4.39%     1,718,246        22,394          5.18%
FHLB advances                                    513,933         5,620          4.28%       272,759         4,382          6.29%
Securities sold under agreements to
   repurchase and other borrowings                48,787           419          3.41%        24,364           365          5.96%
Senior notes                                      41,010         1,212         11.81%        43,160         1,274         11.81%
Mandatory redeemable trust preferred
   securities                                      4,185            97          9.27%            --            --            --
                                              ----------    ----------                   ----------    ----------
     Total interest-bearing                    2,248,676        25,500          4.49%     2,058,529        28,415          5.49%
                                                            ----------    ==========                   ----------    ==========
Noninterest-bearing liabilities                  174,887                                    168,852
Stockholders' equity                             175,558                                    141,206
                                              ----------                                 ----------
     Total liabilities and
       stockholders' equity                   $2,599,121                                 $2,368,587
                                              ==========                                 ==========
Net interest-earning assets                   $  234,078                                 $  216,390
                                              ==========                                 ==========
Net interest income/interest rate spread                    $   22,392          3.23%                  $   19,472          2.93%
                                                            ==========    ==========                   ==========    ==========
Net interest margin                                                             3.61%                                      3.42%
                                                                          ==========                                 ==========
Ratio of average interest-earning to
   average interest-bearing                                                   110.41%                                    110.51%
                                                                          ==========                                 ==========

                                                                       Nine Months Ended September 30,
                                              ---------------------------------------------------------------------------------
                                                               2001                                      2000
                                              --------------------------------------     --------------------------------------
                                                                            Average                                    Average
                                               Average                      Yield/        Average                      Yield/
                                               Balance       Interest        Cost         Balance       Interest        Cost
                                              ----------    ----------    ----------     ----------    ----------    ----------

ASSETS
Loans receivable(1)                           $1,894,335    $  115,039          8.14%    $1,788,276    $  114,441          8.53%
Securities(2)                                    482,925        26,192          7.23%       430,172        22,689          7.03%
Other earning assets(3)                           70,281         3,501          6.64%        42,632         2,083          6.51%
                                              ----------    ----------                   ----------    ----------
     Total interest-earning                    2,447,541       144,732          7.91%     2,261,080       139,213          8.21%
                                                            ----------    ==========                   ----------    ==========
Noninterest-earning assets                       117,309                                     94,558
                                              ----------                                 ----------
     Total assets                             $2,564,850                                 $2,355,638
                                              ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                    $  516,447        11,882          3.08%    $  419,323        10,629          3.39%
   Term certificates of deposit                1,154,737        48,148          5.57%     1,309,359        53,633          5.47%
                                              ----------    ----------                   ----------    ----------
     Total deposits                            1,671,184        60,030          4.80%     1,728,682        64,262          4.97%
FHLB advances                                    462,862        15,185          4.33%       263,715        12,072          6.01%
Securities sold under agreements to
   repurchase and other borrowings                46,612         1,435          4.12%        12,890           555          5.75%
Senior notes                                      41,036         3,637         11.81%        52,767         4,802         11.81%
Mandatory redeemable trust preferred
   securities                                      1,410            97          9.17%            --            --            --
                                              ----------    ----------                   ----------    ----------
     Total interest-bearing                    2,223,104        80,384          4.83%     2,058,054        81,691          5.30%
                                                            ----------    ==========                   ----------    ==========
Noninterest-bearing liabilities                  174,545                                    163,043
Stockholders' equity                             167,201                                    134,541
                                              ----------                                 ----------
     Total liabilities and
       stockholders' equity                   $2,564,850                                 $2,355,638
                                              ==========                                 ==========
Net interest-earning assets                   $  224,437                                 $  203,026
                                              ==========                                 ==========
Net interest income/interest rate spread                    $   64,348          3.08%                  $   57,522          2.91%
                                                            ==========     ==========                  ==========    ==========
Net interest margin                                                             3.50%                                      3.39%
                                                                           ==========                                ==========
Ratio of average interest-earning to
   average interest-bearing                                                   110.11%                                    109.86%
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

(3) Includes cash and due from bank, interest-bearing deposits, Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock.

(4)  Includes passbook, NOW and money market accounts.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2001, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                        More Than
                                                        Three to        More Than       Three Years
                                     Within Three        Twelve        One Year to       to Five        Over Five
                                        Months           Months        Three Years        Years           Years            Total
                                     ------------     ------------     ------------    ------------    ------------     ------------

Interest-earning assets(1):
   Loans receivable(2)               $    827,237          282,361          493,962         199,060         140,575        1,943,195
   Securities(3)                           99,841          126,766          158,923          73,008          68,031          526,569
   Other interest-earning
     assets(4)                            158,365               --               --              --              --          158,365
                                     ------------     ------------     ------------    ------------    ------------     ------------
         Total                       $  1,085,443          409,127          652,885         272,068         208,606        2,628,129
                                     ============     ============     ============    ============    ============     ============

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                      $    195,099           45,562           83,517          50,390          78,938          453,506
     Passbook accounts                      3,808           11,425           21,138          12,850          19,926           69,147
     Certificates of deposit              275,261          616,831          213,088          24,400             856        1,130,436

   FHLB advances(6)                            --               --               --         100,000         500,025          600,025
   Securities sold under
     agreements to repurchase              45,082               --               --              --              --           45,082
   Senior notes                            19,381               --           21,629              --              --           41,010
   Mandatory redeemable trust
      preferred securities                     --               --               --              --          35,000           35,000
                                     ------------     ------------     ------------    ------------    ------------     ------------
         Total                       $    538,631          673,818          339,372         187,640         634,745        2,374,206
                                     ============     ============     ============    ============    ============     ============

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities      $    546,812         (264,691)         313,513          84,428        (426,139)         253,923
                                     ============     ============     ============    ============    ============     ============

Cumulative excess of interest-
   earning assets over
   interest-bearing liabilities      $    546,812          282,121          595,634         680,062         253,923          253,923
                                     ============     ============     ============    ============    ============     ============

Cumulative excess of interest-
   earning assets over
   interest-bearing liabilities
   as a percent of total assets             19.95%           10.29            21.73           24.81            9.27             9.27
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

(4) Comprised of cash and due from banks, deposits with other banks, Federal Home Loan Bank stock and Federal Reserve Bank stock.

(5) Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.

(6)  Maturity based on projected call date and/or actual maturity date.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management's policy to maintain greater liquidity than required in order to be in a position to fund loan originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB, securities sold under agreements to repurchase and other short and long-term borrowings.

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2001, the Company had $381.4 million in available borrowing capacity with the FHLB.

         At September 30, 2001, the Bank had approximately $286.8 million of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans. Certificates of deposit which are scheduled to mature within one year totaled $892.1 million at September 30, 2001, and borrowings which are scheduled to mature or reprice within the same period amounted to $64.5 million. The Bank anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         On September 8, 1997 and in connection with the Company's recapitalization, the Company issued $80.0 million of senior notes. As of October 3, 2001, the Company has purchased and retired $58.5 million of those outstanding senior notes. These transactions reduced future interest costs associated with those notes. The remaining $21.5 million of senior notes have an annual debt service requirement of $2.6 million (or $1.3 million for each semi-annual period).

         Capital Resources. The Company issued $35 million of 9.00% Cumulative Trust Preferred Securities in September of 2001 with an additional issuance of $5.3 million on October 3, 2001. The Trust Preferred Securities increased the Company's regulatory capital, which allows for the continued growth of its banking franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides the Company with a cost-effective form of capital.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the FRB. The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2001, the Company exceeded all applicable capital requirements to be well capitalized by having a total risk-based capital ratio of 11.08%, a tier I risk-based capital ratio of 9.83% and a leverage ratio of 7.46%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" included in the Company's Form 10-K for the year ended December 31, 2000 for Quantitative and Qualitative Disclosures about Market Risk.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         None

         b.       Reports on Form 8-K

         The Company filed the following Form 8-K's during the quarter ended September 30, 2001:

         1. A Form 8-K dated July 18, 2001 was filed pursuant to the release of second quarter earnings.

         2. A Form 8-K dated September 18, 2001 was filed pursuant to the release of information pertaining to the Company's Stock Repurchase Program.

         3. A Form 8-K dated September 20, 2001 was filed pursuant to issuance of the Trust's Trust Preferred Securities public offering.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     LOCAL FINANCIAL CORPORATION


Date:         November 9, 2001                       By /s/ Edward A. Townsend
                                                     ---------------------------
                                                     Edward A. Townsend
                                                     Chairman of the Board
                                                     Chief Executive Officer


                                                     LOCAL FINANCIAL CORPORATION


Date:         November 9, 2001                       By /s/ Richard L. Park
                                                     ---------------------------
                                                     Richard L. Park
                                                     Chief Financial Officer