Form 10-K405
period 2001-12-31
LOCAL FINANCIAL CORP /NV
filed 2002-03-07
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X     Annual Report Pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or
       Transition Report Pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock (par value $0.01 per share)
                              Senior Notes Due 2004
                   Trust Preferred Securities at $25 per share
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

There were 19,204,925 shares of the Registrant's Common Stock outstanding as of the close of business on March 4, 2002. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $276.0 million (based upon the closing price of $16.01 on March 4, 2002, as reported on the NASDAQ National Market System).

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

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

         At December 31, 2001, the Company had consolidated assets of $2.8 billion, substantially all of which is comprised of its 100% ownership interest in the Bank, including consolidated deposits of $1.8 billion and consolidated stockholders' equity of $163.5 million.

         As of November 16, 2001, the Bank is the third largest Oklahoma-based bank based on deposits. Its deposits of $1.8 billion at December 31, 2001, represent approximately five percent of the Oklahoma market. The Company and/or Local are presently regulated and examined by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "FRB"), and the Federal Deposit Insurance Corporation ("FDIC") and Local's deposit accounts are insured up to applicable limits by the FDIC.

         The Company's executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087.

         In September 1997, a group led by Mr. Edward A. Townsend, the current Chairman of the Board and Chief Executive Officer, negotiated the purchase of the Company from its prior owners. Following the purchase of the Company, management restructured the consolidated statement of financial condition and began a number of initiatives in order to shift the operations to those of a commercial bank and execute the Company's business strategy. In 1998, the Company formed a corporate lending unit to focus on the origination of commercial loans within the state of Oklahoma and has since continually enhanced its infrastructure and payment systems in order to accommodate the expected growth in commercial transactions. In 1999, the Bank converted from a federal savings bank to a national banking association and the Company registered with the Federal Reserve as a bank holding company. The Company is focused on increasing its demand deposits while decreasing its reliance on higher-paying, longer-term certificates of deposit. The Company has increased and continues to increase its generation of noninterest income through expanded product offerings and increased cross-selling opportunities while it controls the growth of its operating expenses.

BUSINESS STRATEGY

         Local's business strategy is to provide its customers with the range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management feels that the Company is well positioned to attract new customers and increase its market share. The key components of its strategy are:

         - FOCUS ON COMMERCIAL LENDING AND COMMUNITY PRESENCE OF THE COMMERCIAL LENDING OFFICERS. During 1998, Local formed its corporate lending unit which is focused on commercial lending within Oklahoma. The Bank has added experienced lending officers with strong community ties and banking relationships, many of whom have left regional or national banks as a result of the attractiveness of the Bank's relationship-oriented approach and the growing consolidation within the banking industry. At December 31, 2001, the Bank's corporate lending unit had 27 senior lending officers who had an average of 20 years of banking experience. Although Local continues to originate commercial loans throughout the United States through a network of mortgage bankers and correspondent banks, it has increased its emphasis on the origination of commercial loans within Oklahoma.

         - STRONG COMMITMENT TO HIGHLY-PERSONALIZED, RELATIONSHIP-ORIENTED CUSTOMER SERVICE. Management believes that the consolidation among financial institutions in Oklahoma has created significant opportunities for the Bank due to the perceived lack of attention being paid by many large regional and national banks to certain customers, primarily our Bank's targeted customer base of small to medium-sized businesses (up to $100 million in annual sales), professionals and other individuals. Local emphasizes personalized client relationships and provides its customers with customized financial services that address their particular needs. In addition, the Company has streamlined its credit approval process which management believes permits it to process loan requests more efficiently than many of its larger competitors.

         - EXPANDED PRODUCE OFFERING. The Company provides its customers with a full range of consumer and commercial products and services. The consumer services include checking and savings accounts, certificates of deposit, IRAs, various loans, safe deposit boxes, professional financial planning and online banking. Also offered are commercial services including online commercial banking, commercial checking, commercial lending, cash management and investment services and real estate loans. The Company continues to explore the addition of financial services that it does not currently offer in an effort to diversify and increase its fee income, strengthen its customer relationships and broaden its product lines. In 1998, the Company acquired and expanded Local Securities Corporation, a registered broker-dealer that offers retail investment products to its customers through the branch offices.

         - STRATEGIC BRANCH LOCATIONS. The Bank currently has 51 branch offices located primarily in the major metropolitan areas of Oklahoma City, Tulsa and Lawton, which are more densely populated and have a higher number of businesses as compared to other areas in Oklahoma. The Bank is working to expand the market presence of its existing offices in these metropolitan areas while continuing to explore other markets within Oklahoma that present opportunities for growth.

         - SELECTIVE ACQUISITIONS. Since 1998, the Company has expanded its franchise through strategic acquisitions designed to increase its deposits and branch office locations. In February 1998, the Company acquired Green Country Bank which had three branch offices in northeastern Oklahoma. In October 1998, the Company acquired Citizens Bank, with five offices in Lawton and one in Norman, Oklahoma. These two acquisitions contributed $281.5 million in assets and $238.7 million in deposits as of the respective acquisition dates. In October 1999, the Local Financial acquired Guthrie Federal Savings Bank with one office north of Oklahoma City. Through this acquisition, the Company acquired $45.0 million of assets and $36.7 million of deposits. The Company intends to continue to evaluate financial information about companies which may lead to the acquisition of such companies. Local Financial currently has no agreements or understandings, however, to acquire all or part of any other company.

LENDING ACTIVITIES

         GENERAL. With the conversion of the Bank from a savings and loan to a national bank and a shift in its lending activities, it has focused increasingly on the origination of commercial business loans within the Oklahoma market. The Bank has pursued this market by adding experienced lending officers with strong community ties and banking relationships, many of whom have left regional or national banks in the growing industry consolidation and are attracted by the Bank's relationship-oriented approach. The Bank will continue its historical patterns of originating residential and consumer loans through its own branch network and, in the case of commercial real estate loans, through a network of real estate brokers, mortgage bankers and unaffiliated financial institutions.

        The following table presents information on the Bank's consolidated loan portfolio as of the dates indicated (dollars in thousands):


                                                                        DECEMBER 31,
                                             -------------------------------------------------------------------
                                                2001          2000            1999          1998          1997
                                             ----------    ----------      ----------    ----------    ---------
          Commercial(1)                      $1,593,432    $1,425,382      $1,183,368    $  927,682    $ 646,539
          Residential real estate               215,408       250,487         362,351       344,565      281,565
          Consumer                              184,663       195,430         161,327       101,738       38,717
          Held for sale                           6,263         5,922           6,801        16,188        7,133
                                             ----------    ----------      ----------    ----------    ---------

               Total loans                    1,999,766     1,877,221       1,713,847     1,390,173      973,954
          Less:
               Allowance for loan losses        (27,621)      (28,345)        (28,297)      (27,901)     (20,484)
                                             ----------    ----------      ----------    ----------    ---------

                 Loans receivable, net       $1,972,145    $1,848,876      $1,685,550    $1,362,272    $ 953,470
                                             ==========    ==========      ==========    ==========    =========


-------------------------

(1) Commercial loans are composed of business loans and commercial real estate loans (which includes loans secured by multi-family residential properties).

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

         COMMERCIAL BUSINESS LOANS. At December 31, 2001 and 2000, the Bank's commercial business loans, excluding those secured by real estate, amounted to $507.9 million and $437.2 million or 25.4% and 23.3%, respectively, of the total loan portfolio. Management believes this lending unit affords the Bank the greatest opportunity for market growth. The portfolio increase results from the Bank's creation in 1998 of a new corporate lending unit, focused on commercial business lending within the state of Oklahoma. The added lending officers have many years experience in the banking industry and most have strong community ties and banking relationships.

         Local's corporate lending activities are generally directed towards small to medium size Oklahoma companies with annual sales up to $100 million. Local's corporate lending division makes both secured and unsecured loans, although the majority of such lending is done on a secured basis. The average loan amount for new commercial business loans ranges from $1 to $3 million. Such loans are generally secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers. These loans are originated on both a one year line of credit basis and on a fixed-term basis generally ranging from one to five years. Commercial business loans generally have annual maturities and prime-based interest rates.

         The Bank imposes an in-house lending limit which is below the statutory lending limit. While the OCC statutory limit is 15% of an institution's unimpaired capital and surplus (or with respect to the Bank, approximately $34.0 million at December 31, 2001), management of the Bank generally restricts single loans to $15 million in size, but may have exposure to any single borrower up to the legal lending limit.

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

         COMMERCIAL REAL ESTATE LOANS. Under prior management, the Bank originated and purchased commercial real estate loans secured by properties located throughout the United States. Management expects to continue the origination and purchase of commercial real estate and multi-family residential loans throughout the United States; however, the current focus is the origination of commercial loans secured by multi-family and other real estate located within the state of Oklahoma and surrounding states.

         As of December 31, 2001 and 2000, commercial real estate loans (which include multi-family residential loans) amounted to $1.1 billion and $988.2 million or 54.3% and 52.6%, respectively, of the Bank's total loan portfolio. The Bank originates loans directly and through a network of mortgage bankers and correspondent banks throughout the country with whom the Bank has relationships. All originations and purchases undergo a three-step underwriting and evaluation process. First, an initial review of the loan is conducted by the originator to determine conformity to guidelines and consistency with the Bank's lending philosophy. An indication of pricing and terms may be issued in the case of loans which have already been originated. Second, once the indication is accepted by the borrower and a completed application submitted, a detailed underwriting is conducted in which both the originator and the Bank's in-house appraiser conduct an onsite inspection and analysis. Property valuations are performed by the Bank's staff as well as by independent outside appraisers approved by the Bank's Board of Directors. The Bank generally requires title, hazard and, to the extent applicable, flood insurance on its security property. Rent rates are analyzed and compared to market rents, reported occupancy is checked against evidence onsite, environmental issues are identified and the appropriate level of investigation is conducted and a final credit write-up is prepared. Finally, the Bank's closing department reviews the totality of work, including completeness of analysis and documentation, title searches, borrower background checks, appraisal and environmental reports and other pertinent data. Only after these three broad steps is a final approval and disbursement made.

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

         SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. At December 31, 2001 and 2000, the Bank's single-family residential mortgage loan portfolio amounted to $215.4 million and $250.5 million or 10.8% and 13.3%, respectively, of the total loan portfolio. Most of the Bank's single-family residential mortgage loans are secured by properties located in the state of Oklahoma. The majority of the single-family residential loan portfolio consists of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. The single-family residential loan portfolio was originated through a centralized residential loan origination center. The Bank intends to sell virtually all of its new single-family loan originations.

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

         The Bank's current single-family loan portfolio consists of fixed-rate and adjustable-rate loans with terms of 15 to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         CONSUMER LOANS. Consumer loans totaled $190.9 million and $201.4 million or 9.5% and 10.7% of the total loan portfolio as of December 31, 2001 and 2000, respectively, and consisted of home equity loans, deposit secured loans, automobile loans, property improvement loans, overdrafts, and personal loans. Also included were $6.3 million and $5.9 million, respectively, in guaranteed student loans held as available for sale. Local originates consumer loans bearing both fixed and prime-based interest rates, primarily with terms of up to five years, other than second mortgage loans which may have longer terms. Under the Bank's home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 90% at origination (although this is not typical of most loans). Loans are originated directly through the branch network.

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

         NONPERFORMING ASSETS. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Nonperforming Assets and Allowances for Loan Losses".

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

         The Bank's allowance for loan loss is assessed on a loan-by-loan basis for all commercial loans and on a portfolio basis for residential and consumer loans based on delinquency status. As described above, each individual commercial loan is assigned a risk classification by the responsible loan manager. Depending upon their risk classification, these loans are placed on a review cycle either annually or quarterly. All loans with risk classifications of special mention, substandard or doubtful are reviewed quarterly and all large loans are reviewed at least annually by officers of the loan review department. These officers are independent of the loan origination and underwriting process. During this review, the appropriateness of the assigned risk classification is assessed, giving consideration to numerous factors, including a review of individual borrowers' financial status, credit standing, available collateral and other relevant factors. On a quarterly basis, loss factors are applied to the basic risk classifications to determine the allowance for loan loss. The loss factors are established by management through consideration of historical loss experience and regulatory guidance, as well as other elements likely to cause estimated credit losses to differ from historical losses. Although the risk classification and loss factor process set forth above is used as a discipline in the establishment of the minimum allowance required, it is not a substitute for sound judgment. Prevailing and anticipated economic conditions, portfolio trends and other relevant factors are considered in management's assessment of the overall adequacy of the allowance. These other relevant factors include (i) change in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices, (ii) changes in the nature and volume of the portfolio, (iii) changes in the experience, ability and depth of lending management and staff, (iv) change in the quality of the Bank's loan review system and the degree of oversight by the institution's Board of Directors, (v) the existence and effect of any concentration of credit and changes in the level of such concentration and (vi) the effect of external factors such as competition on the Bank's current portfolio.

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

         The Bank invests in mortgage-backed and related securities, including collateralized mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

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

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, advances from the Federal Home Loan Bank of Topeka ("FHLB") and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows as well as securities sold under agreements to repurchase are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         DEPOSITS. As of December 31, 2001, the Bank accepted deposits through its 51 branch offices. Deposits are solicited on a regular basis directly through the Bank's customer base and through various advertising media within its market. The Bank offers several savings account and checking account plans to its customers. Among savings account plans, the Bank offers basic savings, short-term and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Bank offers checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, cash management, lock box services and assistance with travelers checks.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         As of December 31, 2001, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $263.2 million. The following table presents the maturity of these time certificates of deposit at such date (dollars in thousands):


                                                    December 31, 2001
                                                    -----------------

              3 months or less                      $       137,215
              Over 3 months through 6 months                 43,121
              Over 6 months through 12 months                61,868
              Over 12 months                                 20,972
                                                    -----------------
                                                    $       263,176
                                                    -----------------


         BORROWINGS. The Bank is a member of the Federal Home Loan Bank System and is authorized to apply for secured advances from the FHLB. The Bank uses advances from the Federal Home Loan Bank System to meet short-term liquidity needs and investment activities.

         In a 1997 private placement, the Company issued $80.0 million of senior notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. During 2001 and 2000, the Company purchased and retired $19.6 million and $34.1 million of senior notes resulting in a $1.6 million and $922,000 extraordinary loss, net of tax, respectively. At December 31, 2001, there were $21.5 million of senior notes outstanding. Unamortized deferred issuance costs were approximately $468,000 at December 31, 2001 and are included in other assets as of such date. For additional information, see Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         During 2000, the Bank implemented commercial deposit cash management services to accommodate the needs of large commercial borrowers. As part of this program, commercial customers are offered a cash sweep account service which consists of the sale of unpledged securities at a guaranteed rate with the Bank's agreement to repurchase those securities the next day. These cash sweep accounts grew from $0 to $38.2 million during 2000 and totaled $38.7 million at December 31, 2001 and are shown on the consolidated statements of financial condition as "Securities sold under agreements to repurchase".

         CAPITAL ISSUANCES. On September 20, 2001, Local Financial Capital Trust I (a newly formed Delaware business trust and wholly-owned finance subsidiary of Local Financial Corporation) issued 1,400,000 shares of 9.00% cumulative trust preferred securities (the "Trust Preferred Securities") at $25 per share, for gross proceeds of $35 million. Another 210,000 shares were issued on October 3, 2001 for $5.25 million to cover over-allotments in the original underwriting. The proceeds from the sale of the Trust Preferred Securities and the issuance of $1.2 million in common securities to Local Financial were used by the Trust to purchase approximately $41.5 million of 9% junior subordinated debentures (the "Debentures") of Local Financial which have the same payment terms as the Trust Preferred Securities. The Debentures will pay interest to the Trust, which will in turn pay dividends on the Trust Preferred Securities and the common stock. Interest on the Debentures is tax deductible. Unamortized deferred issuance costs of approximately $1.9 million were capitalized and are included in other assets as of December 31, 2001. For additional information, see Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         SEGMENTS. The Company operates as one segment. It uses primarily the consolidated financial statements presented herein for purposes of assessing performance and making operating decisions about the Company. The Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no function other than the issuance of its securities and the related purchase of the Debentures from the Company and to distribute payments thereon to the holders of its securities. Local has one active operating subsidiary, Local Securities Corporation ("Local Securities"), a registered broker-dealer under the Securities Exchange Act of 1934, which provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information".

COMPETITION AND THE COMPANY

         As reported by an independent statistical reporting service on November 16, 2001, Local is currently the third largest Oklahoma-based bank based on deposits. Its deposits represent approximately five percent of the state's deposit market share. Local's operating goal is to provide a broad range of financial services with a strong emphasis on customer service.

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

         GENERAL. As a bank holding company, Local Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the FRB. Under the Bank Holding Company Act, bank holding companies generally may not acquire ownership or control of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and those other activities as are determined by the FRB to be closely related to banking. Under legislation adopted in 1999, certain bank holding companies can elect to become financial holding companies and engage in broader financial activities. See "The Gramm-Leach-Bliley Act" below.

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

         Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

         - the default of a commonly controlled FDIC-insured depository institution; or

         - any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

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

         CAPITAL REQUIREMENTS. Local Financial is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on Local. For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A depository institution's or holding company's capital, in turn, is divided into three tiers:

         - core, or "Tier 1", capital, which consists primarily of stockholders' equity less certain identifiable intangible assets and certain other assets;

         - supplementary, or "Tier 2", capital, which includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital; and

         - market risk, or "Tier 3", capital, which includes qualifying unsecured subordinated debt.

         Like other bank holding companies, Local Financial currently is required to maintain Tier 1 and "Total Capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2001, Local Financial met both requirements, with Tier 1 and Total Capital equal to 9.24% and 10.49%, respectively, of its total risk-weighted assets.

         The FRB also requires bank holding companies to maintain a minimum "Leverage Ratio", defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1% to 2%, if the bank holding company does not meet these requirements. At December 31, 2001, Local Financial's leverage ratio was 6.63%, which exceeded the minimum leverage ratio to which it was subject.

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

         The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. Local was in compliance with the applicable minimum capital requirements as of December 31, 2001.

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

         As of December 31, 2001, Local was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC's, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

         DIVIDEND RESTRICTIONS. Federal and state statutory provisions limit the amount of dividends that Local can pay to Local Financial without regulatory approval. Dividend payments by national banks are limited to the lesser of:

         -   the level of undivided profits; and

         - absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

         At the beginning of the calendar year 2002, approximately $17.2 million of the total stockholders' equity of Local was available for payment of dividends to Local Financial without regulatory approval.

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

         DEPOSIT INSURANCE ASSESSMENTS. The deposits of Local are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF"), which is administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank's capitalization and (2) supervisory evaluations provided to the FDIC by the institution's primary Federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC. The annual insurance premiums on bank deposits insured by the BIF currently vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

         INTERSTATE BANKING AND BRANCHING. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Interstate Act"), subject to certain concentration limits and other requirements:

         - bank holding companies, such as Local Financial, are permitted to acquire banks and bank holding companies located in any state;

         - any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

         - banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of the Interstate Act. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of the Interstate Act.

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

         THE GRAMM-LEACH-BLILEY ACT. In November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA") was signed into law, which allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the GLBA, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

TAXATION-FEDERAL

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

         BAD DEBT RESERVES. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific chargeoff method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the 1996 Act requires the recapture (over a six year period) of the excess of tax bad debt reserves at June 30, 1996 over those established as of June 30, 1988. The amount of the Bank's reserves subject to recapture as of December 31, 2001 amounted to approximately $3.3 million.

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

         At December 31, 2001, the Bank's total federal pre-1988 reserves was approximately $15.9 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

         MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2001, the Company and the Bank had no alternative minimum tax credits available for carryover.

         CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank, as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

TAXATION-STATE AND LOCAL

         OKLAHOMA STATE TAXATION. The Company and the Bank are subject to an annual Oklahoma corporate income tax of 6% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the Oklahoma corporate income tax, the Company and the Bank are subject to an annual Oklahoma franchise tax, which is imposed at a rate of 0.125% on the capital used, invested or employed in Oklahoma, with a maximum franchise tax equal to $20,000 per annum. At December 31, 2001, the Company had approximately $82.0 million of net operating loss carryforwards available for Oklahoma state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2011 and 2014.

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

PERSONNEL

         As of December 31, 2001, the Company (on a consolidated basis) has 768 full-time employees and 99 part-time employees. The employees are not represented by a collective bargaining agreement and the Company believes that it has good relations with its employees.

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

ITEM 2.  PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

         The following table provides information on the Company's consolidated branch network as of December 31, 2001:


OKLAHOMA CITY METRO:              Portland Office                Broken Arrow Office                 Lawton Mall Office
                                  1924 North Portland Avenue     3359 South Elm Place                #10 Central Mall
Bethany Office                    Oklahoma City, OK 73107        Broken Arrow, OK 74012              Lawton, OK 73501
7723 N.W. 23rd Street             Owned                          Leased                              Leased
Bethany, OK 73008
Owned                             Quail Creek Office             Chandler Office                     Lawton Financial Centre
                                  12241 North May Avenue         1804 East First Street              6425 N.W. Cache Road
Corporate Headquarters            Oklahoma City, OK 73120        Chandler, OK 74834                  Lawton, OK 73505
3601 N.W. 63rd Street             Owned                          Owned                               Owned
Oklahoma City, OK 73116
Owned                             Springbrook Office             Chickasha Office                    Lawton Lee Blvd.
                                  6233 N.W. Expressway           628 Grand Avenue                    1420 West Lee Blvd.
Crown Heights Office              Oklahoma City, OK 73132        Chickasha, OK 73018                 Lawton, OK 73501
4716 North Western Avenue         Owned                          Owned                               Owned
Oklahoma City, OK 73118
Owned                             Yukon Office                   Claremore Office                    Lawton Cache Road Office
                                  1203 Cornwell                  1050 N. Lynn Riggs Blvd.            2601 Cache Road
Downtown Office                   Yukon, OK 73099                Claremore, OK 74017                 Lawton, OK 73505
100 West Park Avenue              Leased                         Owned                               Leased
Oklahoma City, OK 73102
Leased                            TULSA:                         Clinton Office                      Lindsay Office
                                                                 1002 West Frisco                    420 South Main
Edmond Office                     Downtown Office                Clinton, OK 73601                   Lindsay, OK 73052
301 South Bryant #A100            111 West 5th Street            Owned                               Owned
Edmond, OK 73034                  Tulsa, OK 74103
Leased                            Leased                         Commerce Office                     Miami Office
                                                                 101 N. Mickey Mantle Blvd.          123 East Central
Santa Fe Office                   Harvard Office                 Commerce, OK 74339                  Miami, OK 74354
412 South Santa Fe                3332 East 51st Street #100     Owned                               Owned
Edmond, OK 73003                  Tulsa, OK 74135
Owned                             Leased                         Duncan Downtown Office              Monkey Island Office
                                                                 1006 West Main Street               56371 E. Hwy 125, Suite 1
May Avenue Office                 Hudson Office                  Duncan, OK 73533                    Afton, OK 74331
5701 North May Avenue             5801 East 41st Street #300     Owned                               Leased
Oklahoma City, OK 73112           Tulsa, OK 74135
Owned                             Leased                         Duncan North Office                 Muskogee Office
                                                                 2210 North Highway 81               2401 East Chandler
Midwest City Office               Lewis Office                   Duncan, OK 73533                    Muskogee, OK 74403
414 North Air Depot               2250 East 73rd Street #120     Owned                               Leased
Midwest City, OK 73110            Tulsa, OK 74136
Owned                             Owned                          Elk City Office                     Owasso Office
                                                                 200 East Broadway Avenue            201 East 2nd Street
Moore Office                      Memorial Office                Elk City, OK 73644                  Owasso, OK 74055
513 N.E. 12th Street              8202 East 71st Street          Owned                               Owned
Moore, OK 73160                   Tulsa, OK 74133
Owned                             Leased                         Grove Office                        Pauls Valley Office
                                                                 100 East Third                      700 West Grant
Norman Office                     Yale Office(1)                 Grove, OK 74344                     Pauls Valley, OK 73075
2403 West Main Street             1951 South Yale                Owned                               Owned
Norman, OK 73069-6499             Tulsa, OK 74114
Leased                            Leased                         Guthrie Office                      Purcell Office
                                                                 120 North Division Street           430 West Lincoln Street
Penn South Office                 OTHER LOCATIONS:               Guthrie, OK 73044                   Purcell, OK 73080
8700 South Pennsylvania                                          Owned                               Owned
Oklahoma City, OK 73159           Ardmore Office
Owned                             313 W. Broadway                Lawton Downtown Office              Sand Springs Office
                                  Ardmore, OK 73401              1 S.W. 11th Street                  800 East Charles Page Blvd.
                                  Owned                          Lawton, OK 73501                    Sand Springs, OK 74063
                                                                 Leased                              Leased



Sapulpa Office                    Springs Village Office         Shawnee Office                      Sulphur Office
911 East Taft                     3973 South Highway 97          2512 North Harrison                 2009 West Broadway
Sapulpa, OK 74066                 Sand Springs, OK 74063         Shawnee, OK 74801                   Sulphur Office
Owned                             Leased                         Owned                               Owned

Weatherford, OK 73096
109 East Franklin
Weatherford, OK 73096
Owned


------------------------

(1)      The Bank owns the building and leases the land for this facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation with the U. S. Government. The litigation relates to an assistance agreement entered into by the Company with the FDIC in connection with our acquisition of a federal savings bank in 1988. The FDIC estimated the Company's liability under the assistance agreement to be approximately $23 million as of December 31, 2000 and such amount continues to accrue interest. Prior to the purchase of the Company in 1997 from its two prior owners, a reserve account was established relating to amounts that may be owed under the assistance agreement. This reserve account has a current balance of approximately $7.7 million. As part of the purchase of the Company in 1997, $10 million of the purchase price was deposited by the Company into an escrow account, which remains on deposit. Any amounts the Company may ultimately owe to the U. S. Government will be paid first from these two accounts. If the amounts in these two accounts are not sufficient to satisfy the Company's obligations to the U. S. Government, the prior owners have contractually agreed to pay the difference. Under the agreement with the prior owners, they may not settle the litigation with the U. S. Government unless, at the same time, they deliver sufficient funds to pay any difference owed to the U. S. Government. The U. S. Government rejected a settlement offer the Company made in 1999. A subsequent settlement offer was communicated by the Company to the U.S. Government in December of 2001. The U.S. Government responded with a request for more information. The Company complied with their additional requests and is waiting for the U.S. Government to accept or reject the new settlement offer. If the case is not settled and the U. S. Government obtains a final non-appealable judgment, the prior owners are contractually obligated to pay any difference owed to the U. S. Government within 30 days of the judgment. No trial date has been set.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name and age of each executive officer, his principal position with the Company, and the year he became an officer.

                                                        Officer
                         Name                Age         Since                    Position
                         ----                ---         -----                    --------

               Edward A. Townsend             59          1997     Chief Executive Officer
               Jan A. Norton                  55          1997     President
               Robert L. Vanden               54          1990     Executive Vice President of the Bank
               Richard L. Park                70          1997     Executive Vice President,
                                                                     Chief Financial Officer
               Christopher C. Turner          43          1983     Executive Vice President of the Bank
               James N. Young                 53          1998     Executive Vice President,
                                                                     President Tulsa Region, Manager of
                                                                     Commercial Lending of the Bank
               Harold A. Bowers               58          1998     Executive Vice President,
                                                                     Chief Credit Officer of the Bank
               William C. Lee                 62          1998     Executive Vice President
                                                                     Operations Division of the Bank
               Kenneth K. McIlhaney           58          2000     Executive Vice President of the Bank
               K. Randy Roper                 42          1998     Executive Vice President,
                                                                     President Oklahoma City Region
                                                                     of the Bank


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

         RICHARD L. PARK. Mr. Park began serving as Executive Vice President and Chief Financial Officer of the Company and the Bank in charge of finance following consummation of the private placement in September 1997. Mr. Park served as Chief Financial Officer of Green Country Bank from October 1996 until it was acquired by the Company. From January 1991 through May 1996, Mr. Park was Chief Financial Officer of Western Farm Credit Bank in Sacramento, California, the Eleventh District Bank in the Federal Farm Credit System. Mr. Park is a Certified Public Accountant.

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

         HAROLD A. BOWERS. Mr. Bowers serves as Executive Vice President and Chief Credit Officer. After serving four years as an officer in the United States Air Force, Mr. Bowers started his banking career with Liberty National Bank, Oklahoma City, Oklahoma. From 1970 to 1980 he served in various credit capacities ultimately serving six years as Manager of Loan Administration. In 1980 and 1981, he managed the Credit Department for Bank of Oklahoma, Tulsa, Oklahoma. From 1981 to 1998, Mr. Bowers served with NationsBank and its predecessor banks with both senior credit and commercial lending management responsibilities. Mr. Bowers joined Local in May 1998.

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

         K. RANDY ROPER. Mr. Roper serves as President of the Oklahoma City Region. From 1982 to 1998, Mr. Roper served in various capacities for First National Bank of Oklahoma City and its successors, First Interstate Bank of Oklahoma, N.A., Boatmen's First National Bank of Oklahoma and NationsBank specializing in energy and commercial finance. Mr. Roper completed his tenure at NationsBank as President, Oklahoma City. Mr. Roper joined Local in December 1998.

                                    PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         The following table sets forth the range of high and low closing prices for the period indicated:


                                                              Years Ended December 31,
                                             -----------------------------------------------------------
                                                         2001                          2000
                                             ----------------------------- -----------------------------
                                                 High            Low           High            Low
                                             -------------- -------------- -------------- --------------

                   First quarter               $   13.63      $   12.25      $   10.63      $    7.50
                   Second quarter                  14.65          12.12           9.63           7.44
                   Third quarter                   15.60          12.00          11.19           8.06
                   Fourth quarter                  14.12          12.06          13.13          10.13


         The Company's Common Stock began trading on April 22, 1998. It trades on the Nasdaq National Market System under the symbol "LFIN". On February 27, 2002, there were approximately 32 holders of record of the Company's Common Stock.

         The Company has not paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. At the beginning of the calendar year 2002, approximately $17.2 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item
1. Business - Regulation and Supervision".


ITEM 6.       SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected consolidated financial data of the Company set forth below should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements of the Company, including the related Notes, included elsewhere in this report.


                                                                        December 31,
                                         ---------------------------------------------------------------------------
                                             2001           2000           1999           1998            1997
                                         -------------- -------------- -------------- -------------- ---------------
STATEMENT OF FINANCIAL CONDITION
   AND OTHER DATA:
Total assets                               $2,820,051     $2,377,011     $2,381,607     $2,128,979     $1,881,365
Cash and due from banks                        50,791         39,571         48,122         27,180         34,152
Loans receivable, net                       1,972,145      1,848,876      1,685,550      1,362,272        953,470
Securities available for sale                 193,736        354,048        529,230        570,964        518,107
Securities held to maturity                   430,956              -              -              -              -
Nonperforming assets(1)                         9,627         10,903          7,536          4,270            921
Deposits                                    1,809,362      1,931,793      1,848,340      1,668,074      1,602,533
Securities sold under agreements to
   repurchase                                  38,694         38,214              -              -              -
Senior notes payable                           21,545         41,160         75,250         80,000         80,000
FHLB advances                                 728,205        190,028        302,035        220,033         80,136
Trust preferred securities                     40,250              -              -              -              -
Stockholders' equity                          163,536        156,271        128,294        118,806         82,625
Number of full service customer                    51             51             51             50             41
facilities
Approximate number of full-time
   equivalent employees                           818            810            777            694            525



                                                          For the Years Ended December 31,
                                      --------------------------------------------------------------------------
                                          2001           2000           1999           1998           1997
                                      -------------- -------------- -------------- -------------- --------------
                                                                                                   (unaudited)  (13)
OPERATIONS DATA:
Interest and dividend income           $   193,138     $  190,202     $  168,298     $  147,204     $  188,768
Interest expense                           104,644        111,852         94,787         92,438        137,022
                                       -----------    -----------    -----------    -----------    -----------
Net interest and dividend income            88,494         78,350         73,511         54,766         51,746
Provision for loan losses                   (5,400)        (2,700)        (2,000)        (1,450)       (44,272) (2)
                                       -----------    -----------    -----------    -----------    -----------
Net interest income after provision
for
   loan losses                              83,094         75,650         71,511         53,316          7,474
Noninterest income (loss)                   21,100         17,933         18,542         14,782       (126,458) (3)
Noninterest expense                         61,720         54,516         55,177         39,407         42,569
                                       -----------    -----------    -----------    -----------    -----------
Income (loss) before provision
   (benefit) for income taxes and
   extraordinary item                       42,474         39,067         34,876         28,691       (161,553)
Provision (benefit) for income taxes        14,367         14,331         12,627         10,254        (52,362)
                                       -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary          28,107         24,736         22,249         18,437       (109,191)
item
Extraordinary item, net of tax              (1,630)          (922)          (257)             -              -
                                       -----------    -----------    -----------    -----------    -----------
Net income (loss)                      $    26,477    $    23,814    $    21,992    $    18,437    $  (109,191)
                                       ===========    ===========    ===========    ===========    ===========
Earnings (loss) per share:
   Income (loss) before extraordinary item:
       Basic (4)                       $      1.38    $      1.20    $      1.08    $      0.90    $     (6.52)
                                       ===========    ===========    ===========    ===========    ===========
       Diluted (4)                     $      1.34    $      1.20    $      1.08    $      0.89    $     (6.52)
                                       ===========    ===========    ===========    ===========    ===========
   Net income (loss):
       Basic (4)                       $      1.30    $      1.16    $      1.07    $      0.90    $     (6.52)
                                       ===========    ===========    ===========    ===========    ===========
       Diluted (4)                     $      1.26    $      1.16    $      1.07    $      0.89    $     (6.52)
                                       ===========    ===========    ===========    ===========    ===========


                                                       At or For the Years Ended December 31,
                                      --------------------------------------------------------------------------
                                          2001           2000           1999           1998           1997
                                      -------------- -------------- -------------- -------------- --------------
                                                                                                   (unaudited)  (13)
PERFORMANCE RATIOS(5):
   Return on assets                           1.01%          1.00%          0.99%          0.93%         (4.35)%
   Return on common equity                   15.65          17.18          17.65          17.73        (117.17)
   Dividend payout ratio(6)                   -              -              -              -              -
   Net interest spread(7)                     3.11           2.95           3.02           2.57           1.91
   Net interest margin(8)                     3.53           3.44           3.46           2.91           2.13
   Noninterest expense to average
     assets(9)                                2.30           2.24           2.41           1.90           1.64
   Efficiency ratio(10)                      55.41          55.60          58.76          54.61          64.46
CAPITAL RATIOS OF THE COMPANY (11):
   Leverage capital                           6.63           5.61           4.71         N/A            N/A
   Core capital                               9.24           7.74           6.81         N/A            N/A
   Total capital                             10.49           9.00           8.07         N/A            N/A
CAPITAL RATIOS OF THE BANK (12):
   Leverage or tangible                       7.28           7.30           7.93           7.61           6.89
   Core                                      10.16          10.08          11.48           7.63           6.98
   Total or risk-based                       11.41          11.34          12.74          13.08          14.14
ASSET QUALITY RATIOS:
   Nonperforming assets to total assets
     at end of period(1)                      0.34           0.46           0.32           0.20           0.05
   Nonperforming loans to total loans
     at end of period(1)                      0.39           0.53           0.40           0.26           0.06
   Allowance for loan losses to total
     loans at end of period                   1.38           1.51           1.65           2.00           2.09
   Allowance for loan losses to
     nonperforming loans at
     end of period(1)                         3.58x          2.83x          4.15x          7.80x         32.72x


-------------------------

(1) Nonperforming loans consist of nonaccrual loans and loans delinquent 90 days or more but still accruing interest, and nonperforming assets consist of nonperforming loans, real estate acquired through foreclosure or deed-in-lieu thereof and repossessions, net of writedowns and reserves.
(2) Primarily reflects provisions established by management to cover realized and inherent losses with respect to the Company's portfolio of indirect automobile receivables which were sold as of December 31, 1997.
(3) Primarily reflects losses incurred by the Company relating to the liquidation or disposition of certain hedging contracts and the disposition of investment securities and adjustments to reflect market values.
(4) Net income per share and dividends per share are based upon the weighted average number of shares outstanding during the period. For the years ended December 31, 2001, 2000, 1999, 1998 and 1997, the weighted average number of shares for basic net income per share are 20,368,028, 20,537,209, 20,537,209, 20,431,698 and 16,754,795,
         respectively. Basic and diluted shares are the same for each year except 2001 wherein diluted shares are 20,966,531. See also Note 1 of the Notes to Consolidated Financial Statements in Item 8 hereof.
(5) With the exception of end of period ratios, all ratios are based on average monthly balances during the periods presented.
(6) The dividend payout ratio represents dividends declared per share divided by net income per share. The Company does not presently pay dividends.
(7) Net interest spread represents the difference between the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income divided by average interest-earning assets.
(9)      Noninterest expense excludes the amortization of intangibles.
(10) Represents noninterest expense (exclusive of amortization of intangibles) divided by the aggregate of net interest income before provision for loan losses and noninterest income (exclusive of gains and losses on sales of assets).
(11) Prior to the Company becoming a bank holding company during the year ended December 31, 1999, the Company was not subject to capital requirements as a savings and loan holding company.
(12) The Bank became subject to Office of the Comptroller of the Currency ("OCC") regulatory authority in May 1999. Data presented as of December 31, 2001, 2000 and 1999 is based on OCC regulatory requirements while data as of prior periods is based on Office of Thrift Supervision ("OTS") regulatory requirements. In calculating leverage capital, the OCC uses total average assets while the OTS uses tangible assets. In calculating core capital, the OCC uses risk-weighted assets while the OTS uses adjusted tangible assets. See "Business-Regulation and Supervision" in Item 1 hereof for information with respect to the Bank's regulatory capital requirements.
(13) In June 1998, the Company changed its fiscal year end from June 30 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO, INCLUDED IN ITEM 8 HEREOF.

CHANGES IN FINANCIAL CONDITION

GENERAL

         Local Financial's primary asset is the capital stock of the Bank. In pursuit of management's growth strategy, the Bank has shifted its activities from those of a traditional savings and loan to those generally associated with a commercial bank. On May 11, 1999, the Bank converted from a savings bank to a national banking association. The Bank has increased its commercial and consumer lending and expects further increases in those areas. The Bank also has targeted increases in non-interest income and increases in direct consumer lending. During the fourth quarter of 2001, the Company took steps to strengthen its regulatory capital position through the issuance of 1.6 million shares of 9.00% Trust Preferred Securities. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof and "Business - Sources of Funds - Capital Issuances" in Item 1 hereof. The Trust Preferred Securities qualify for Tier I capital treatment from the Federal Reserve.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2000 TO DECEMBER 31, 2001

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents (consisting of cash, cash due from banks and interest-bearing deposits with other banks) amounted to $60.5 million and $44.0 million at December 31, 2001 and December 31, 2000, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. See "-Liquidity and Capital Resources".

         SECURITIES. The Company views the securities available for sale as a source of asset liquidity. Liquidity is derived from this source by receipt of interest and principal payments and prepayments; by the ability to sell these securities at market prices; and by utilizing unpledged securities as collateral for borrowings. Securities are identified as either held for maturity or available for sale, based on various factors including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held for maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Amortization or accretion of mortgage-backed securities is periodically adjusted for estimated prepayments. Available for sale securities are those that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available for sale are carried at fair value. Unrealized gains or losses on available for sale securities, less applicable deferred taxes, are recorded as accumulated other comprehensive income in stockholders' equity.

         During 2001, Local Financial Corporation's securities portfolio increased by $270.6 million. In December 2001, the Company reclassified $431.0 million or 69.0% of its total securities portfolio as held for maturity including some of its single family loans which were securitized during 2000. The Company had a net unrealized gain, net of tax, of $4.1 million in its available for sale securities portfolio at December 31, 2001 compared to a net unrealized gain, net of tax, of $4.6 million at December 31, 2000.

         The following table sets forth information regarding the carrying and market value of the Company's securities at the dates indicated (dollars in thousands):


                                                                  December 31,
                            -----------------------------------------------------------------------------------------
                                        2001                          2000                          1999
                            ----------------------------- ----------------------------- -----------------------------
                              Carrying        Market        Carrying        Market        Carrying        Market
                                Value          Value          Value          Value          Value         Value
                            -------------- -------------- -------------- -------------- ------------- ---------------

Available for sale:

  Collateralized mortgage
     obligations              $  193,736     $  193,736     $  224,254     $  224,254     $  494,747    $  494,747
  Mortgage pass-through
     securities                        -              -         95,676         95,676         12,410        12,410
  U.S. Government and
     agency securities                 -              -         33,663         33,663         21,533        21,533
  Municipal securities                 -              -            455            455            540           540
                              ----------     ----------     ----------     ----------     ----------    ----------
                              $  193,736     $  193,736     $  354,048     $  354,048     $  529,230    $  529,230
Held to maturity:

  Collateralized mortgage
     obligations              $  355,637     $  355,769     $        -     $        -     $        -    $        -
  Mortgage pass-through
     securities                   75,140         77,030              -              -              -             -
  Municipal securities               179            179              -              -              -             -
                              ----------     ----------     ----------     ----------     ----------    ----------
                                 430,956        432,978              -              -              -             -
                              ----------     ----------     ----------     ----------     ----------    ----------

                              $  624,692     $  626,714     $  354,048     $  354,048     $  529,230    $  529,230
                              ==========     ==========     ==========     ==========     ==========    ==========


         LOANS RECEIVABLE. Net loans receivable amounted to $2.0 billion and $1.8 billion at December 31, 2001 and 2000, respectively. Net loans receivable increased by $123.3 million or 6.7% during the year ended December 31, 2001. In keeping with its strategy, the Bank grew its commercial lending portfolio but at a slower rate than prior years. The total commercial lending portfolio grew from $1.4 billion at December 31, 2000 to $1.6 billion at December 31, 2001. Management intends to continue its controlled growth in lending with the primary focus being on commercial lending activities that enable the Bank to provide other banking services to the customers. For additional information, see "Business-Lending Activities" in Item 1 hereof and Note 4 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's total loan portfolio at December 31, 2001, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less (dollars in thousands):


                                                         Principal Repayments Contractually due
                         Total at                              In Years Ended December 31,
                       December 31,  --------------------------------------------------------------------------------
                         2001(1)        2002          2003         2004          2005         2006       Thereafter
                      -------------- ------------ ------------- ------------  ------------ ------------  ------------

Residential real        $  215,408     $ 31,269     $ 12,623      $ 12,422      $ 12,381     $ 14,702      $132,011
estate

Commercial               1,593,432      387,893      229,196       152,155       142,118      156,823       525,247

Consumer                   190,926       48,329       28,410        24,833        20,148       16,413        52,793
                        ----------     --------     --------      --------      --------     --------      --------

      Total(1)          $1,999,766     $467,491     $270,229      $189,410      $174,647     $187,938      $710,051
                        ==========     ========     ========      ========      ========     ========      ========

-------------------------

(1) Of the $1.5 billion of loan principal repayments contractually due after December 31, 2002, $763.7 million have fixed rates of interest and $768.5 million have adjustable rates of interest. All are presented net of undistributed loan proceeds.

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

         NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) at December 31, 2001 continued at a relatively low rate totaling $9.6 million or .34% of total assets, as compared to $10.9 million or .46% at December 31, 2000. Although the Bank is currently experiencing lower nonperforming asset rates than most of its peers, it anticipates these rates to increase as the slower national economy may have an impact on the Bank's middle-market commercial borrowers who typically have less ability to withstand economic downturns.

         The following table presents information on the Company's nonperforming assets at the dates indicated (dollars in thousands):


                                                                         December 31,
                                             ----------------------------------------------------------------------
                                                 2001          2000           1999          1998          1997
                                             ------------- -------------- ------------- ------------- -------------

Non-accruing loans                             $   7,687     $   9,297      $   5,730     $   2,203     $     626

Accruing loans greater than 90 days
   delinquent:                                        30           725          1,083         1,374             -

Foreclosed assets                                  1,910           881            723           693           295
                                               ---------     ---------      ---------     ---------     ---------

Total nonperforming assets                     $   9,627     $  10,903      $   7,536     $   4,270     $     921
                                               =========     =========      =========     =========     =========

Total nonperforming assets as a percentage
of total assets                                     0.34%         0.46%          0.32%         0.20%         0.05%
                                               =========     =========      =========     =========     =========

         As of December 31, 2001, the Company's allowance for loan loss totaled $27.6 million or 1.38% of total loans. During the fiscal year ended December 31, 2001, the Company's net charge-offs totaled $6.1 million as compared with $2.7 million for the year ended December 31, 2000. The increase in charge-offs was attributable to the affects of the weakening economy on borrower's ability to repay their loans.

         The Company's process for determining the adequacy of the allowance is based on a comprehensive analysis of the institution's loan portfolio that considers all significant factors that affect the collectibility. The allowance is maintained at a level that is adequate to absorb all estimated inherent losses in the portfolio as of this date. In addition to historical loss experience, the Company also considers other factors likely to cause estimated credit losses to differ from historical loss experience.

         The following table provides information on the Company's allowance for loan losses as of the dates indicated (dollars in thousands):


                                                                 Years Ended December 31,
                                     ----------------------------------------------------------------------------------
                                          2001             2000            1999             1998             1997
                                     ---------------  --------------- ---------------  ---------------  ---------------
                                                                                                         (unaudited)

Balance at beginning of period         $  28,345        $  28,297       $  27,901        $  20,484        $    5,475
   Loans charged off:
     Residential real estate                (805)            (164)           (314)             (31)               (8)
     Commercial                           (3,606)          (1,725)         (2,397)            (545)              (14)
     Consumer                             (2,178)          (1,818)         (1,142)            (928)          (29,298)
   Recoveries                                465            1,055           1,909              187                57
                                       ---------        ---------       ---------        ---------        ----------
       Net loans charged off              (6,124)          (2,652)         (1,944)          (1,317)          (29,263)
Allowances acquired                            -                -             340            7,284                 -
Provision for loan losses                  5,400            2,700           2,000            1,450            44,272
                                       ---------        ---------       ---------        ---------        ----------
Balance at end of period               $  27,621        $  28,345       $  28,297        $  27,901        $   20,484
                                       =========        =========       =========        =========        ==========
Allowance for loan losses to total
   nonperforming loans at end of
   period                                    3.58x            2.83x           4.15x            7.80x           32.72x
                                       ==========       ==========      ==========       ==========       ==========
Allowance for loan losses to total
loans at end of period                       1.38%            1.51%           1.65%            2.00%            2.09%
                                       ==========       ==========      ==========       ==========       ==========


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

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated (dollars in thousands):


                                                                                       December 31,
                                 --------------------------------------------------------------------------
                                          2001                    2000                     1999
                                 -----------------------  ----------------------  -----------------------
                                                                       Percent                  Percent
                                             Percent to                  to                       to
                                               Total                    Total                    Total
                                   Amount    Allowance     Amount     Allowance     Amount     Allowance
                                 ----------- -----------  ----------  ----------  -----------  ----------

          Residential real       $  2,313        8.37%    $  2,777        9.80%     $3,332        11.78%
          estate

          Commercial               22,021       79.73       21,125       74.53      18,963        67.01

          Consumer                  3,287       11.90        4,443       15.67       6,002        21.21

          General unallocated           -           -            -           -           -            -
                                 --------    --------     --------    --------    --------     --------
               Total             $ 27,621      100.00%    $ 28,345      100.00%   $ 28,297       100.00%
                                 ========    ========     ========    ========    ========     ========


                                 -------------------------------------------------
                                            1998                    1997
                                 ------------------------- -----------------------
                                                                        Percent
                                               Percent to                  to
                                                 Total                    Total
                                    Amount     Allowance     Amount     Allowance
                                 ------------  ----------- -----------  ----------

          Residential real       $    3,311       11.87%   $    412         2.01%
          estate

          Commercial                 18,798       67.37      10,459        51.06

          Consumer                    5,792       20.76       6,203        30.28

          General unallocated             -           -       3,410        16.65
                                 ----------    --------    --------     --------
               Total             $   27,901      100.00%   $ 20,484       100.00%
                                 ==========    ========    ========     ========


         OTHER ASSETS. Other assets rose by $8.8 million from December 31, 2000 to December 31, 2001. The cash value of bank-owned life insurance policies was approximately $37.3 million at December 31, 2001 compared with a balance of approximately $25.3 million at December 31, 2000. This increase resulted from the purchase of $10.0 million as well as a $2.0 million increase in cash surrender value on these policies.

         DEPOSITS. At December 31, 2001, deposits totaled $1.8 billion, as compared to $1.9 billion at December 31, 2000. The Bank offers a broad range of products and services to its customers and relies on the quality of those services as well as advertising and competitive pricing policies to attract and retain deposits. The average cost of deposits declined from 5.08% in 2000 to 4.54% in 2001. This decline was attributable to the lower overall rate environment as well as management's decision to further utilize FHLB borrowings as a funding source.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated (dollars in thousands):

                                                                   Years Ended December 31,
                                     ----------------------------------------------------------------------------------
                                                      2001                                      2000
                                     --------------------------------------    --------------------------------------
                                                                  Average                                    Average
                                      Average                       Rate         Average                      Rate
                                      Balance       Interest        Paid         Balance       Interest       Paid
                                     ----------     ---------    ----------    -----------    ----------    --------
Noninterest-bearing deposits         $  155,598     $       -           -%     $   140,004    $       -           -%
Passbook accounts                        66,715         1,754        2.63           69,635        1,994        2.86
NOW and money market accounts           452,971        12,778        2.82          359,831       13,203        3.67
Term certificates                     1,145,288        61,094        5.33        1,309,327       73,220        5.59
                                     ----------     ---------    --------      -----------   ----------     -------
      Total deposits                 $1,820,572     $  75,626        4.15%     $ 1,878,797    $  88,417        4.71%
                                     ==========     =========    ========      ===========   ==========     =======


                                              Years Ended December 31,
                                      --------------------------------------
                                                       1999
                                      --------------------------------------
                                                                   Average
                                        Average                     Rate
                                        Balance      Interest       Paid
                                      ----------    -----------  -----------
Noninterest-bearing deposits          $  122,729    $        -           -%
Passbook accounts                         75,849         2,219        2.93
NOW and money market accounts            282,386         7,941        2.81
Term certificates                      1,204,661        60,416        5.02
                                      ----------    ----------    --------
     Total deposits                   $1,685,625    $   70,576        4.19%
                                      ==========    ==========    ========

         BORROWINGS. Other than deposits, the Company utilizes advances from the FHLB, and to a lesser extent, securities sold under agreements to repurchase to fund its operations. During 2001, the Company's average balance of advances outstanding at the FHLB were $521.6 million compared with $262.9 million in 2000, as the Company further utilized FHLB borrowings to fund investment securities.

         The following table sets forth certain information regarding the borrowings of the Company at or for the dates indicated (dollars in thousands):


                                                                             At or For the Years
                                                                             Ended December 31,
                                                               -------------------------------------------
                                                                  2001             2000           1999
                                                               -----------      -----------    -----------
          FHLB OF TOPEKA ADVANCES:
             Average balance outstanding                       $   521,628      $   262,885    $   292,758
             Maximum amount outstanding at any
               month-end during the year                           753,036          326,217        497,178
             Balance outstanding at end of year                    728,205          190,028        302,035
             Average interest rate during the year                    4.23%            6.11%          5.09%
             Average interest rate at end of year                     3.75%            6.44%          5.78%

          SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:
             Average balance outstanding                       $    42,987      $    18,352    $         -
             Maximum amount outstanding at any
               month-end during the year                            53,622           38,214              -
             Balance outstanding at end of year                     38,694           38,214              -
             Average interest rate during the year                    3.39%            5.85%             -%
             Average interest rate at end of year                     1.29%            5.92%             -%


         Pursuant to the private placement in September 1997, the Company issued $80.0 million of senior notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. During 2001, 2000 and 1999, the Company purchased and retired $19.6 million, $34.1 million and $4.7 million of senior notes, resulting in a $1.6 million, $922,000 and $257,000 extraordinary loss, net of tax, respectively. At December 31, 2001, there were $21.5 million senior notes outstanding. Deferred issuance costs were capitalized and the unamortized balance of $468,000 is reflected in other assets in the Consolidated Statement of Financial Condition. The Company funds the semiannual interest payments through dividends paid to the Company from the Bank. For additional information, see "Business-Sources of Funds-Borrowings" in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased from $156.3 million at December 31, 2000 to $163.5 million at December 31, 2001. The increase in stockholders' equity came primarily as a result of earnings during the period offset by an increase in treasury shares. The Company increased its shares of treasury stock during 2001 as part of a stock repurchase program in which the Company repurchased 1.3 million shares of its common stock at a cost of $17.8 million. The net decline in additional paid-in capital during 2001 of $985,000 was the result of an exercise of 2,000 warrants which were part of the original 591,000 warrants issued in conjunction with the private placement and the repurchase of 335,667 of those warrants by the Company at fair market value during 2001. Accumulated other comprehensive income declined $470,000 during fiscal 2001. At December 31, 2001, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See "-Liquidity and Capital Resources".

RESULTS OF OPERATIONS

         GENERAL. The Company's results of operations depend substantially on its net interest and dividend income, which is the difference between interest and dividend income on interest-earning assets, consisting primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits, FHLB advances, senior notes and trust preferred borrowings. On an ongoing basis, the Company's results of operations will be affected by the level of its noninterest income including deposit related income; loan fees and service charges; net gains (losses) on sales of assets; the level of its noninterest expense, such as compensation and employee benefits, equipment and data processing expense, occupancy expense, advertising expense and professional fees; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; and provisions for income taxes.

         NET INCOME. The Company reported net income of $26.5 million, $23.8 million and $22.0 million during the years ended December 31, 2001, 2000 and 1999, respectively. Net income increased by $2.7 million or 11.2% during the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the increase in the net interest and dividend income which came as a result of income earned on the Company's available for sale securities portfolio as well as declining interest expense on interest-bearing liabilities. The extraordinary loss of $1.6 million, $922,000 and $257,000, net of tax, charged to income during the years ended December 31, 2001, 2000 and 1999, respectively, occurred as a result of the Company's purchase and retirement of $19.6 million, $34.1 million and $4.7 million of senior notes.

         NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest and dividend income rose in all comparative periods presented as the Company continued to increase its net interest earnings assets (interest-earning assets less interest-bearing liabilities). Average interest-earning assets increased by $230.3 million or 10.1% during 2001 with average loans being the highest yielding asset. Average interest-bearing liabilities also increased by $210.8 million or 10.2% during 2001; however the average cost of those liabilities decreased 81 basis points during 2001. Accordingly, the Company's net interest spread increased from 2.95% for 2000 to 3.11% for 2001. In addition, the Company's net interest margin, which is the ratio of net interest income to average earning assets, increased from 3.44% for 2000 to 3.53% for 2001.

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

                                                                      Years Ended December 31,
                                   --------------------------------------------------------------------------------------------
                                                       2001                                             2000
                                   ---------------------------------------------    -------------------------------------------
                                      Average                         Average          Average                       Average
                                      Balance        Interest        Yield/Cost        Balance         Interest     Yield/Cost
                                   ------------    ------------     ------------    -------------    ------------  ------------
ASSETS
  Loans receivable(1)              $  1,914,373    $    151,950           7.94%     $  1,817,414      $   157,648         8.67%
  Securities(2)                         522,406          36,952           7.07           418,280           29,811         7.13
  Other earning assets(3)                70,004           4,236           6.05            40,794            2,743         6.72
                                   ------------    ------------                     ------------      -----------         8.35%
     Total interest-earning           2,506,783         193,138           7.70%        2,276,488          190,202   ==========
                                                   ------------      =========                        -----------
  Noninterest-earning assets            120,098                                           96,288
                                   ------------                                     ------------
      Total assets                 $  2,626,881                                     $  2,372,776
                                   ============                                     ============
LIABILITIES AND STOCKHOLDERS'
EQUITY
  Deposits:
   Transaction accounts(4)         $    519,686          14,532           2.80%     $    429,466           15,197         3.54%
   Term certificates of deposit       1,145,288          61,094           5.33         1,309,327           73,220         5.59
                                   ------------    ------------                     ------------      -----------
      Total deposits                  1,664,974          75,626           4.54         1,738,793           88,417         5.08
  FHLB advances                         521,628          22,045           4.23           262,885           16,329         6.11
  Securities sold under
    agreements to repurchase
    and other borrowings                 46,600           1,640           3.52            18,352            1,073         5.85
  Senior notes                           36,353           4,298          11.81            50,113            6,033        11.81
  Mandatorily redeemable trust
    preferred securities                 11,358           1,035           9.11                 -                -            -
                                   ------------    ------------                     ------------      -----------
      Total interest-bearing          2,280,913         104,644           4.59%        2,070,143          111,852         5.40%
                                                   ------------      =========           164,045      -----------   ==========
  Noninterest-bearing liabilities       176,754                                          138,588
  Stockholders' equity                  169,214                                     ------------
                                   ------------
      Total liabilities and
        stockholders' equity       $  2,626,881                                     $  2,372,776
                                   ============                                     ============
Net interest-earning assets        $    225,870                                     $    206,345
                                   ============                                     ============
Net interest income/interest
  rate spread                                      $     88,494           3.11%                       $    78,350         2.95%
                                                   ============      =========                        ===========   ==========
Net interest margin                                                       3.53%                                           3.44%
                                                                     =========                                      ==========
Ratio of average interest-earning
  to average interest-bearing                                           109.90%                                         109.97%
                                                                     =========                                      ==========


                                               Years Ended December 31,
                                   ----------------------------------------------
                                                       1999
                                   ----------------------------------------------
                                      Average                         Average
                                      Balance        Interest        Yield/Cost
                                   ------------    ------------    --------------
ASSETS
  Loans receivable(1)              $  1,577,869    $    130,869           8.29%
  Securities(2)                         501,781          34,141           6.80
  Other earning assets(3)                46,423           3,288           7.08
                                   ------------    ------------
      Total interest-earning          2,126,073         168,298           7.92%
                                                   ------------      =========
  Noninterest-earning assets             93,673
                                   ------------
      Total assets                 $  2,219,746
                                   ============
LIABILITIES AND STOCKHOLDERS'
EQUITY
  Deposits:
   Transaction accounts(4)         $    358,235          10,160           2.84%
   Term certificates of deposit       1,204,661          60,416           5.02
                                   ------------    ------------
      Total deposits                  1,562,896          70,576           4.52
  FHLB advances                         292,758          14,901           5.09
  Securities sold under
    agreements to repurchase
    and other borrowings                      -               -              -
  Senior notes                           78,442           9,310          11.81
  Mandatorily redeemable trust
    preferred securities                      -               -              -
                                   ------------    ------------
      Total interest-bearing          1,934,096          94,787           4.90%
                                                   ------------      =========
  Noninterest-bearing liabilities       161,059
  Stockholders' equity                  124,591
                                   ------------
      Total liabilities and
        stockholders' equity       $  2,219,746
                                   ============
Net interest-earning assets        $    191,977
                                   ============
Net interest income/interest
  rate spread                                      $     73,511           3.02%
                                                   ============      =========
Net interest margin                                                       3.46%
                                                                     =========
Ratio of average interest-earning
  to average interest-bearing                                           109.93%
                                                                     =========

-------------------------
(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.
(2)      Includes all securities including the market valuation accounts.
(3) Includes interest bearing deposits, Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock.
(4)      Includes passbook, NOW, and money market accounts.

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

                                      Year Ended December 31, 2001 compared to 2000  Year Ended December 31, 2000 compared to 1999
                                     ----------------------------------------------  ---------------------------------------------
                                         Increase (Decrease) due to                     Increase (Decrease) due to
                                     ----------------------------------              ---------------------------------
                                                                          Total Net                                      Total Net
                                                                          Increase                                       Increase
                                       Rate       Volume    Rate/Volume  (Decrease)    Rate      Volume    Rate/Volume  (Decrease)
                                     --------    --------   -----------  ----------  --------   --------   -----------  ----------
Interest-earning:
   Loans receivable                  $(13,394)   $  8,411    $   (715)   $ (5,698)   $  6,000   $ 19,868    $    911     $ 26,779
   Securities                            (224)      7,421         (56)      7,141       1,621     (5,681)       (270)      (4,330)
   Securities purchased under
     agreements to resell                   -           -           -           -           -          -           -            -
   Other earning assets                  (275)      1,964        (196)      1,493        (166)      (399)         20         (545)
                                     --------    --------    --------    --------    --------   --------    --------     --------
       Total net change in income
         on interest-earning          (13,893)     17,796        (967)      2,936       7,455     13,788         661       21,904
                                     --------    --------    --------    --------    --------   --------    --------     --------
Interest-bearing:
   Deposits:
     Transaction accounts              (3,188)      3,193        (670)       (665)      2,517      2,020         500        5,037
     Term certificates of deposit      (3,376)     (9,173)        423     (12,126)      6,951      5,249         604       12,804
                                     --------    --------    --------    --------    --------   --------    --------     --------
       Total deposits                  (6,564)     (5,980)       (247)    (12,791)      9,468      7,269       1,104       17,841

   FHLB advances                       (5,219)     16,072      (5,137)      5,716       3,283     (1,520)       (335)       1,428
   Securities sold under
     agreements to repurchase            (427)      1,652        (658)        567           -          -       1,073        1,073
   Promissory note payable                  -           -           -           -           -          -           -            -
   Senior notes                          (265)     (1,730)        260      (1,735)         (4)    (3,347)         74       (3,277)
   Mandatorily redeemable trust
     preferred securities                   -           -       1,035       1,035           -          -           -            -
                                     --------    --------    --------    --------    --------   --------    --------     --------
       Total net change in expense
         on interest-bearing          (12,475)     10,014      (4,747)     (7,208)     12,747      2,402       1,916       17,065
                                     --------    --------    --------    --------    --------   --------    --------     --------
Change in net interest and
   dividend income                   $ (1,418)   $  7,782    $  3,780    $ 10,144    $ (5,292)  $ 11,386    $ (1,255)    $  4,839
                                     ========    ========    ========    ========    ========   ========    ========     ========


                                            Year Ended December 31, 1999 compared to 1998
                                           -----------------------------------------------
                                                Increase (Decrease) due to
                                           -----------------------------------
                                                                                Total Net
                                                                                 Increase
                                             Rate       Volume     Rate/Volume  (Decrease)
                                           --------    --------    -----------  ----------
Interest-earning:
   Loans receivable                        $   (432)   $ 34,604     $   (154)    $ 34,018
   Securities                                (2,567)     (5,490)         336       (7,721)
   Securities purchased under
     agreements to resell                    (3,947)     (3,947)       3,947       (3,947)
   Other earning assets                         627      (1,655)        (228)      (1,256)
                                           --------    --------     --------     --------
       Total net change in income
         on interest-earning                 (6,319)     23,512        3,901       21,094
                                           --------    --------     --------     --------
Interest-bearing:
   Deposits:
     Transaction accounts                     1,473       1,392          293        3,158
     Term certificates of deposit            (4,877)     (2,638)         190       (7,325)
                                           --------    --------     --------     --------
       Total deposits                        (3,404)     (1,246)         483       (4,167)
   FHLB advances                               (795)      9,108         (959)       7,354
   Securities sold under agreements
     to repurchase                                -           -            -            -
   Promissory note payable                        -           -         (678)        (678)
   Senior notes                                   5        (184)          19         (160)
   Mandatorily redeemable trust
     preferred securities                         -           -            -            -
                                           --------    --------     --------     --------
       Total net change in expense
         on interest-bearing                 (4,194)      7,678       (1,135)       2,349
                                           --------    --------     --------     --------
Change in net interest and
   dividend income                         $ (2,125)   $ 15,834     $  5,036     $ 18,745
                                           ========    ========     ========     ========

         INTEREST INCOME. Total interest and dividend income increased by $2.9 million or 1.5% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Total interest and dividend income increased by $21.9 million or 13.0% during the year ended December 31, 2000 as compared to the year ended December 31, 1999. Interest income grew at a slower rate in 2001 than in prior periods primarily due to the overall decline in economic growth rates which led to slower growth in the Company's commercial loan portfolios. Additionally, market driven rate declines caused a decline in the average yields on loans from 8.67% for 2000 to 7.94% for 2001. Conversely, during the year ended 2000, the Company's average balance of loans receivable increased while rate changes were steady or increasing. Correspondingly, during this period interest income on loans receivable increased as compared to the prior period.

         Interest income on securities and other interest-earning assets (which includes mortgage-backed and related securities, including CMOs, U.S. Government and agency securities, FHLB stock and FRB stock) increased by $8.6 million or 26.5% in 2001 as compared with 2000. The increase in interest income on such investments during the year 2001 was attributable to the increase in average balance of such investments as the Company sought to offset the lack of growth in the loan portfolio. During 2000, interest income on securities had declined in comparison to 1999 as a result of the lower average balance of securities during that period.

         INTEREST EXPENSE. Interest expense on deposits, which is the largest component of the Company's interest-bearing liabilities, declined $12.8 million or 14.5% during the year ended December 31, 2001. The decreased expense was a result of both rate and volume declines in the deposit base. As the U.S. economy slowed and rates dropped, the Company's average cost of deposits fell from 5.08% to 4.54%. This coupled with a modest decline in average balance of deposits from $1.74 billion to $1.66 billion was attributable for the overall decline in interest expense. During the year ended December 31, 2000, the Company's interest expense on deposits rose $17.8 million or 25.3% as compared to the same period in 1999. The increase during this period was associated with the corresponding increase in average balance of deposits as well as a 56 basis point increase in the costs of those deposits during 2000.

         Interest expense on FHLB advances increased $5.7 million or 35.0% and $1.4 million or 9.6% during the years ended December 31, 2001 and 2000, respectively. The increase in interest expense on FHLB advances during 2001 was attributable to increased borrowings from the FHLB as the Company utilized borrowings as a lower cost source of funds. The average cost of advances during 2001 was 4.23% as compared with 6.11% in the prior year. The $1.4 million increase in interest expense on FHLB advances for the year ended December 31, 2000 was primarily attributable to the 102 basis point increase in the cost of those funds during the year.

         Interest expense on securities sold under agreements to repurchase increased $567,000 during 2001 as the Company continues to experience solid growth in its commercial cash sweep account services which it began offering in 2000.

         During the periods presented, interest expense on notes payable consisted of interest accrued with respect to the senior notes issued in connection with the 1997 purchase and recapitalization of the Company. During the past three years, the Company has successfully purchased and retired $58.5 million of the original $80.0 million 11% senior notes resulting in the continued decrease in interest expense.

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

         The Company established provisions for loan losses of $5.4 million, $2.7 million and $2.0 million during the years ended December 31, 2001, 2000 and 1999, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $6.1 million, $2.7 million and $1.9 million.

         NONINTEREST INCOME. Total noninterest income amounted to $21.1 million, $17.9 million and $18.5 million during the years ended December 31, 2001, 2000 and 1999, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets, the increase in the cash surrender value of the bank owned life insurance and other miscellaneous income. The $3.2 million increase in noninterest income in 2001 was due to increases in deposit-related service charges as well as increases in the cash surrender value of bank owned life insurance. During the year ended December 31, 2000, total noninterest income decreased $609,000 or 3.3% as compared to the same period in 1999 as the Bank began to sell its residential loans upon origination.

         NONINTEREST EXPENSE. Total noninterest expense increased $7.2 million or 13.2% during the year ended December 31, 2001. This increase was attributable to increases in compensation and benefits as the Company added personnel to support its growth strategy as well as start-up costs related to new market initiatives. During 2000, total noninterest expense decreased $661,000 or 1.2% as compared to the same period in 1999 due to reductions in advertising and professional fees and, to a lesser extent, a reduction in occupancy costs as the Bank determined it was cost effective to purchase previously leased space as the opportunity became available.

         PROVISION FOR INCOME TAXES. During the years ended December 31, 2001, 2000 and 1999, the Company recognized $14.4 million, $14.3 million and $12.6 million, respectively, of provisions for income taxes. At December 31, 2001, the Company had approximately $82.0 million of net operating loss carryforwards available for state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2011 and 2014. At December 31, 2001, 2000 and 1999, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the Company's current strategy, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized. See "Business-Taxation-Federal" in Item 1 hereof and Note 12 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2001, the Company had $371.9 million in available borrowing capacity with the FHLB.

         At December 31, 2001, the Company had outstanding loan commitments (including unused lines of credit) for commercial real estate and commercial business loans of $292.5 million. Certificates of deposit which are scheduled to mature or reprice within one year totaled $958.7 million at December 31, 2001, and borrowings that are scheduled to mature within the same period totaled $166.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance any maturing borrowings.

         During the years ended December 31, 2001 and 2000, the Company made interest payments on the senior notes funded through dividends from the Bank. During the years ended December 31, 2001, 2000 and 1999, the Company purchased and retired $19.6 million, $34.1 million and $4.8 million, respectively, of the senior notes which had been issued in connection with the Company's recapitalization in 1997. This move will reduce future interest costs associated with those notes. The senior notes have an annual interest debt service requirement of $2.4 million. During the year ending December 31, 2002, the Company intends to fund the interest payments scheduled to be made on March 1, 2002 and September 1, 2002 through dividends from the Bank.

         On December 31, 2001, the Trust began quarterly interest payments on its 9.00% Trust Preferred Securities which had been issued earlier in the year. See "Business - Sources of Funds - Capital Issuances" in Item 1 hereof and Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof. The Trust Preferred Securities have an annual interest debt service requirement of $3.6 million. During the year ending December 31, 2002, the Company intends to fund the quarterly interest payments through dividends from the Bank.

         CAPITAL RESOURCES. During the fourth quarter of 2001, the Trust issued 1,610,000 shares of 9.00% Trust Preferred Securities for an aggregate price of approximately $40.3 million. See "--Liquidity and Capital Resources". The Trust Preferred Securities receive Tier I Capital treatment from the Federal Reserve.

         Federally insured institutions such as the Company and the Bank are required to maintain minimum levels of regulatory capital. See
"Business-Regulation and Supervision-Capital Requirements" in Item 1 hereof. The following table reflects the Company's and the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 2001 (dollars in thousands):

                                       Minimum Required               Actual                     Excess
                                   -----------------------   ------------------------   -----------------------
                                     Percent      Amount       Percent       Amount       Percent      Amount
                                   -----------  ----------   -----------   ----------   -----------  ----------
          The Company:
             Leverage                  4.00%    $ 111,053        6.63%     $ 184,105        2.63%    $  73,052
             Core capital              4.00        79,680        9.24        184,105        5.24       104,425
             Total capital             8.00       159,359       10.49        209,038        2.49        49,679

          The Bank:
             Leverage                  4.00%    $ 110,990        7.28%     $ 201,915        3.28%    $  90,925
             Core capital              4.00        79,503       10.16        201,915        6.16       122,412
             Total capital             8.00       159,006       11.41        226,794        3.41        67,788

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2001. See Notes 8, 9, 10 and 13 of the Notes to the Consolidated Financial Statements (dollars in thousands):

                                                                          Payments due by Period
                                                  ------------------------------------------------------------------
                                                                 Less than       One to      Four to        After
       Contractual Cash Obligations                  Total       One Year    Three Years    Five Years    Five Years
------------------------------------------        ----------    ----------   -----------    ----------    ----------
FHLB advances                                     $  728,205    $  128,180    $        -    $  100,000    $  500,025
Senior notes                                          21,545             -        21,545             -             -
Mandatorily redeemable trust preferred
securities                                            40,250             -             -             -        40,250
Operating leases                                       7,953         1,054         1,585           938         4,376
Unconditional purchase obligations:
   Data processing maintenance obligation              1,325           265           530           530             -
   Data processing hardware obligation                 1,700         1,700             -             -             -
                                                  ----------    ----------    ----------    ----------    ----------
       Total contractual cash obligations         $  800,978    $  131,199    $   23,660    $  101,468    $  544,651
                                                  ==========    ==========    ==========    ==========    ==========


In order to support strategic objectives, during 2001, management initiated a project to return its mainframe operations to an internally supported function. The Company's mainframe processing has been operated in a data center operated by a third-party servicer. During the first quarter of 2002, the Company plans to bring its mainframe processing in-house. The Company does not anticipate this action will have a material impact on its consolidated financial condition and the contractual obligations are reflected above.

                                                                  Amount of Commitment Expiration Per Period
                                                            ------------------------------------------------------
                                               Unfunded      Less than      One to       Four to        After
        Commercial Commitments               Commitments     One Year     Three Years    Five Years    Five Years
-------------------------------------       -------------   -----------   -----------   ------------  ------------
Lines of credit                              $  206,715     $   50,016    $  115,229     $   28,824    $   12,646
Standby letters of credit                         7,228          3,485         3,140            603             -
Other commercial commitments                     84,184          3,314         9,645          9,249        61,976
                                             ----------     ----------    ----------     ----------    ----------
       Total commercial commitments          $  298,127     $   56,815    $  128,014     $   38,676    $   74,622
                                             ==========     ==========    ==========     ==========    ==========


CRITICAL ACCOUNTING POLICIES

         The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated statements of financial condition. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See "Business-Asset Quality" contained in Item 1 herein and Note 1 of the Notes to Consolidated Financial Statements in Item 8 hereof for further information regarding the Company's provision and allowance for loan losses policy.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined that Statement No. 144 will not have an impact on the Company's consolidated financial condition and results of operations.

         In June 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no long be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF or Statement No. 144 upon adoption.

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

         In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

         The Company adopted Statement No. 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of adoption, the Company has unamortized goodwill in the amount of approximately $15.5 million, which will be subject to the transition provisions of Statement Nos. 141 and 142. None of the unamortized goodwill relates to FASB Statement No. 72, ACCOUNTING FOR CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS-AN AMENDMENT OF APB OPINION NO. 17, AN INTERPRETATION OF APB OPINIONS 16 AND 17, AND AN AMENDMENT OF FASB INTERPRETATION NO. 9. Amortization expense totaled approximately $1,340,000, $1,339,000 and $1,654,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, management does not anticipate an impairment loss at January 1, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is comprised of the Chief Executive Officer, the President, the Chief Financial Officer, the Director of Retail Operations and the Portfolio Manager of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Management Committee meets monthly or as needed to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities and prepayments of loans, investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports to the Board of Directors.

         One of the primary goals of the Company's Asset/Liability Management Committee is to effectively increase the duration of the Company's liabilities and/or effectively contract the duration of the Company's assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Company's statement of financial condition, or externally by adjusting the duration of the Company's assets and/or liabilities through the use of hedging contracts, such as interest rate swaps, caps and floors. The Company's current strategy is to hedge internally through the use of core transaction deposit accounts which are not as rate sensitive as other deposit instruments and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as U.S. Government agency mortgage-backed securities with variable maturities, short-term U.S. Government agency securities and commercial and consumer loans. The foregoing strategies are more fully described below.

         A commonly used method for evaluating interest rate risk includes an analysis of the interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. Normally, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Due to differences between institutions' statements of financial condition, these variances may affect institutions differently. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2001, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                        More Than
                                                        Three to        More Than      Three Years
                                       Within Three      Twelve        One Year to       to Five        Over Five
                                           Months        Months        Three Years        Years           Years         Total
                                      -------------   -------------   -------------   -------------   -------------  -----------
Interest-earning assets (1):
   Loans receivable (2)                $   819,868     $   298,311     $   518,301     $   210,587     $   145,012   $ 1,992,079
   Securities (3)                           83,550         181,208         159,958         124,483          69,172       618,371
   Other interest-earning assets (4)        98,921           3,783               -               -               -       102,704
                                       -----------     -----------     -----------     -----------     -----------   -----------
       Total                           $ 1,002,339     $   483,302     $   678,259     $   335,070     $   214,184   $ 2,713,154
                                       ===========     ===========     ===========     ===========     ===========   ===========

Interest-bearing liabilities:
   Deposits (5):
     Money market and NOW accounts     $   190,962     $    48,376     $    88,906     $    53,807     $    84,697    $  466,748
     Passbook accounts                       3,907          11,720          21,684          13,182          20,439        70,932
     Certificates of deposit               424,874         533,818         119,428          23,262             733     1,102,115
   FHLB advances                           128,180               -               -         100,000         500,025       728,205
   Securities sold under agreements
     to repurchase                          38,694               -               -               -               -        38,694
   Senior notes                                  -               -          21,545               -               -        21,545
   Mandatorily redeemable trust
     preferred securities                        -               -               -               -          40,250        40,250
                                       -----------     -----------     -----------     -----------     -----------   -----------
       Total                           $   786,617     $   593,914     $   251,563     $   190,251     $   646,144   $ 2,468,489
                                       ===========     ===========     ===========     ===========     ===========   ===========
Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities        $   215,722     $  (110,612)    $   426,696     $   144,819     $  (431,960)  $   244,665
                                       ===========     ===========     ===========     ===========     ===========   ===========
Cumulative excess of
   interest-earning assets over
   interest-bearing liabilities        $   215,722     $   105,110     $   531,806     $   676,625     $   244,665   $   244,665
                                       ===========     ===========     ===========     ===========     ===========   ===========
Cumulative excess of
   interest-earning assets over
   interest-bearing liabilities
   as a percent of total assets               7.65%           3.73%          18.86%          23.99%           8.68%         8.68%
                                       ===========     ===========     ===========     ===========     ===========   ===========

----------------
(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.
(2)      Balances have been reduced for nonaccrual loans.
(3) Does not include unrealized gain on securities classified as available for sale.
(4) Comprised of cash and due from banks, deposits with other banks, FHLB stock and FRB stock.
(5) Adjusted to take into account assumed annual decay rates which were applied against money market, NOW and passbook accounts.


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


                                              December 31, 2001                     December 31, 2000
                                             Net Interest Income                   Net Interest Income
                                            (next four quarters)                  (next four quarters)
               --------------------- ------------------------------------  ------------------------------------

                 Change (in Basis    Estimated Change                      Estimated Change
               Points) in Interest       from Base          % Change           from Base          % Change
                    Rates (1)             (000's)          from Base            (000's)          from Base
               --------------------- -----------------  -----------------  ------------------ -----------------

                       +200                 5,853                 7                 591                 1

                       +100                 6,201                 7                 330                 -

                        0                  89,608 (2)             -              81,960 (2)             -


                       -100               (1,915)                (2)              2,394                 3

                       -200               (6,343)                (7)             (1,041)               (1)

                                              December 31, 2001                     December 31, 2000
                                                     EVE                                   EVE
               --------------------- ------------------------------------  ------------------------------------

                 Change (in Basis    Estimated Change                      Estimated Change
               Points) in Interest       from Base          % Change           from Base          % Change
                    Rates (1)             (000's)          from Base            (000's)          from Base
               --------------------- -----------------  -----------------  ------------------ -----------------

                       +200               (38,731)              (17)           (33,635)               (16)

                       +100               (15,096)               (7)           (14,166)                (7)

                        0                 228,509                -             215,360                  -

                       -100                (9,447)               (4)             3,735                  2

                       -200               (55,229)              (24)                38                  -


-------------------------

(1) Assumes an instantaneous uniform change in interest rates at all maturities.
(2) The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing statement of financial condition as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds.


         The increase in net interest income ("NII") from December 31, 2000 to December 31, 2001 in the base case is mainly due to an increase in interest earning assets and an increase in net interest margin while the increase in sensitivity in both the up and down change in interest rates ("shocks") is attributable in part to an increase in fixed rate borrowings. The additional drop in NII in the down shocks at December 31, 2001 is caused by less discount accretion due to higher prepayments in 2001 on the discounted mortgage securities. The additional increase in NII at December
31, 2001 in the up shocks is partly because of an increase in securities.

         The change in EVE from December 31, 2000 to December 31, 2001 in the base case results from earnings for 2001, the overall level of interest rates and the use of convertible fixed rate FHLB advances to fund securities. The increase in sensitivity in the down shocks at December 31, 2001 is primarily a result of the duration extension of the convertible fixed rate advances in down shocks which take interest rates to zero. The increase in sensitivity in the up shocks is caused by a larger securities portfolio whose market value declines as rates rise.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements at F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 2001 and 2000.

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


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
              FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The following financial statements for the Years Ended December 31, 2001, 2000 and 1999 are filed as part of this report:


         Independent Auditors' Report

         Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.

         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements

(a)(2)   FINANCIAL STATEMENT SCHEDULES.

         No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3)   MANAGEMENT CONTRACTS OR COMPENSATORY PLAN ARRANGEMENTS

         See exhibits marked with an asterisk in Item 14(c) below.

(b)      REPORTS ON FORM 8-K

         On September 14, 2001, Local Financial Corporation issued a press release announcing its stock repurchase program.

         On September 20, 2001, the Company issued a press release announcing the issuance of 1,400,000 shares of 9.00% Trust Preferred Securities, $25 liquidation amount, by its trust, Local Financial Capital Trust I.

         On October 17, 2001, Local Financial Corporation issued a press release announcing its third quarter earnings.

(c)      LIST OF EXHIBITS.


Exhibit
Number            Description of Exhibit
------            ----------------------

3.1               Certificate of Incorporation of Local Financial Corporation ("Local Financial")(1)
3.2               Certificate of Amendment of Local Financial(1)
3.3               Bylaws of Local Financial(1)
4.3               Indenture between Local Financial and The Bank of New York ("BONY"), as Trustee, dated September 8, 1997(1)
4.4               Form of Common Stock certificate of Local Financial(1)
4.5               Form of Senior Note (included in Exhibit 4.3)(1)
4.6               Indenture between Local Financial and BONY, dated September 20, 2001
4.7               Form of Debenture (included in Exhibit 4.6)
10.10             Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8,
                  1997(1)*
10.11             Local Financial Corporation 1998 Stock Option Plan, as amended July 26, 2000*
10.12             Form of Severance Agreement, dated January 1, 1999(2)*
10.13             Amended and Restated Employment Agreement between Local Financial and Edward A. Townsend, effective
                  October 1, 2000*
10.14             Amended and Restated Employment Agreement between Local Financial and Jan A. Norton, effective
                  October 1, 2000*
10.15             1998 Non-qualified Stock Option Agreement between Local Financial and Edward A. Townsend dated
                  September 23, 1998(2)
10.16             1998 Non-qualified Stock Option Agreement between Local Financial and Jan A. Norton dated
                  September 23, 1998(2)
10.17             Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial Corporation and Local
                  Oklahoma Bank, N.A., and Edward A. Townsend dated January 30, 2001.*
10.18             Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial Corporation and Local
                  Oklahoma Bank, N.A., and Jan A. Norton dated January 30, 2001.*
10.19             Amended and Restated Declaration between Local Financial, BONY and the Administrative Trustees of the Local
                  Financial Capital Trust 1, dated September 20, 2001
10.20             Form of Common Securities (included in Exhibit 10.19)
                  Form of Trust Preferred Securities (included in Exhibit 10.19)
10.21             Preferred Securities Guarantee Agreement between Local Financial and BONY, dated as of September 20, 2001
21.0              Subsidiaries of the Registrant(3)
23.0              Consent of KPMG LLP

-------------------------

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

                                       LOCAL FINANCIAL CORPORATION

Date     March 4, 2002                 By:  /s/ Edward A. Townsend
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

Date     March 4, 2002                 By:  /s/ Richard L. Park
                                            ------------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date     March 4, 2002                 By:  /s/ Robert A. Kotecki*
                                            ------------------------------------
                                            Robert A. Kotecki, Director

Date     March 4, 2002                 By:  /s/ Joseph A. Leone*
                                            ------------------------------------
                                            Joseph A. Leone, Director

Date     March 4, 2002                 By:  /s/ George Nigh*
                                            ------------------------------------
                                            George Nigh, Director

Date     March 4, 2002                 By:  /s/ Jan A. Norton
                                            ------------------------------------
                                            Jan A. Norton, Director

Date     March 4, 2002                 By:  /s/ Edward A. Townsend
                                            ------------------------------------
                                            Edward A. Townsend, Director

Date     March 4, 2002                 By:  /s/ William D. Breedlove*
                                            ------------------------------------
                                            William D. Breedlove, Director

Date     March 4, 2002                 By:  /s/ J. David Rosenberg*
                                            ------------------------------------
                                            J. David Rosenberg, Director

Date     March 4, 2002                 By:  /s/ Andrew M. Coats*
                                            ------------------------------------
                                            Andrew M. Coats, Director

-----------------------

* By: /s/ Richard L. Park
      ---------------------------------
      Richard L. Park, Attorney in fact

                     LOCAL FINANCIAL CORPORATION AND SUBSIDIARY

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report..............................................................F-1

Audited Consolidated Financial Statements:

Consolidated Statements of Financial Condition
   as of December 31, 2001 and 2000.......................................................F-2

Consolidated Statements of Operations
   for the Years Ended December 31, 2001, 2000 and 1999...................................F-3

Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2001, 2000 and 1999...................................F-4

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2001, 2000 and 1999...................................F-5

Notes to Consolidated Financial Statements
   for December 31, 2001, 2000 and 1999...................................................F-7


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Local Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Oklahoma City, Oklahoma                                                 KPMG LLP
February 1, 2002

                              LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                             Consolidated Statements of Financial Condition

                                       December 31, 2001 and 2000
                               (dollars in thousands, except share data)



                                        ASSETS                                         2001                2000
                                                                                   ------------       ------------
Cash and due from banks                                                            $     50,791             39,571
Interest bearing deposits with other banks                                                9,700              4,400
Securities available for sale                                                           193,736            354,048
Securities held to maturity                                                             430,956                  -
Loans receivable, net of allowance for loan losses of $27,621 at
   December 31, 2001 and $28,345 at December 31, 2000                                 1,972,145          1,848,876
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                 42,213             19,417
Premises and equipment, net                                                              38,751             37,865
Assets acquired through foreclosure and repossession, net                                 1,910                881
Intangible assets, net                                                                   15,548             16,888
Current and deferred taxes, net                                                           7,408              6,976
Other assets                                                                             56,893             48,089
                                                                                   ------------       ------------

       Total assets                                                                $  2,820,051          2,377,011
                                                                                   ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                          $    636,315            606,752
   Savings                                                                               70,932             62,907
   Time                                                                               1,102,115          1,262,134
                                                                                   ------------       ------------

       Total deposits                                                                 1,809,362          1,931,793

Advances from the Federal Home Loan Bank of Topeka                                      728,205            190,028
Securities sold under agreements to repurchase                                           38,694             38,214
Senior notes                                                                             21,545             41,160
Other liabilities                                                                        18,459             19,545

Mandatorily redeemable trust preferred securities                                        40,250                  -

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,539,269 shares issued and 19,199,925 shares outstanding at December 31, 2001 and 20,537,269 shares issued and 20,537,209 shares outstanding at
     December 31, 2000                                                                      205                205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; none
     outstanding                                                                              -                  -
   Additional paid-in capital                                                           205,773            206,758
   Retained earnings                                                                    122,480             96,003
   Treasury stock, 1,339,344 shares at December 31, 2001 and 60 shares at
     December 31, 2000, at cost                                                        (169,031)          (151,274)
   Accumulated other comprehensive income, net of tax                                     4,109              4,579
                                                                                   ------------       ------------

       Total stockholders' equity                                                       163,536            156,271
                                                                                   ------------       ------------

       Total liabilities and stockholders' equity                                  $  2,820,051          2,377,011
                                                                                   ============       ============


The accompanying notes are an integral part of these consolidated financial statements.


                               LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                   Consolidated Statements of Operations

                            For the Years Ended December 31, 2001, 2000 and 1999
                                 (dollars in thousands, except share data)



                                                                             YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------
Interest and dividend income:
   Loans                                                         $    151,950           157,648           130,869
   Securities available for sale                                       36,952            29,811            34,141
   Federal Home Loan Bank of Topeka and Federal Reserve Bank
     stock                                                              1,989             1,523             2,215
   Other investments                                                    2,247             1,220             1,073
                                                                 ------------      ------------      ------------
         Total interest and dividend income                           193,138           190,202           168,298
Interest expense:
   Deposit accounts                                                    75,626            88,417            70,576
   Advances from the Federal Home Loan Bank of Topeka                  22,045            16,329            14,901
   Securities sold under agreements to repurchase and other
     borrowings                                                         1,640             1,073                 -
   Notes payable                                                        4,298             6,033             9,310
   Trust preferred securities                                           1,035                 -                 -
                                                                 ------------      ------------      ------------
         Total interest expense                                       104,644           111,852            94,787
Net interest and dividend income                                       88,494            78,350            73,511
   Provision for loan losses                                           (5,400)           (2,700)           (2,000)
                                                                 ------------      ------------      ------------
         Net interest and dividend income after provision
           for loan losses                                             83,094            75,650            71,511
Noninterest income:
   Deposit related income                                              15,015            13,304            13,606
   Loan fees and loan service charges                                   2,083             1,811             2,679
   Net gains on sale of assets                                            628               646             1,201
   Other                                                                3,374             2,172             1,056
                                                                 ------------      ------------      ------------
         Total noninterest income                                      21,100            17,933            18,542
                                                                 ------------      ------------      ------------
Noninterest expense:
   Compensation and employee benefits                                  34,490            31,883            28,193
   Equipment and data processing                                        6,561             6,452             5,942
   Occupancy                                                            3,978             3,645             4,033
   Advertising                                                            539               633             1,498
   Professional fees                                                    1,486             1,061             2,587
   Other                                                               14,666            10,842            12,924
                                                                 ------------      ------------      ------------
         Total noninterest expense                                     61,720            54,516            55,177
                                                                 ------------      ------------      ------------
Income before provision for income taxes and extraordinary
   item                                                                42,474            39,067            34,876
Provision for income taxes                                             14,367            14,331            12,627
                                                                 ------------      ------------      ------------
         Income before extraordinary item                              28,107            24,736            22,249
Extraordinary item--purchase and retirement of senior notes,
   net of tax                                                          (1,630)             (922)             (257)
                                                                 ------------      ------------      ------------
         Net income                                              $     26,477            23,814            21,992
                                                                 ============      ============      ============
Earnings per share:
   Income before extraordinary item:
     Basic                                                       $       1.38              1.20              1.08
                                                                 ============      ============      ============
     Diluted                                                     $       1.34              1.20              1.08
                                                                 ============      ============      ============
   Net income:
     Basic                                                       $       1.30              1.16              1.07
                                                                 ============      ============      ============
     Diluted                                                     $       1.26              1.16              1.07
                                                                 ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                                                   ACCUMULATED
                                                                ADDITIONAL                            OTHER          TOTAL
                                                        COMMON   PAID-IN    RETAINED    TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                                        STOCK    CAPITAL    EARNINGS     STOCK    INCOME (LOSS)     EQUITY
                                                        ------  ----------  ----------  --------  -------------  -------------

Balance, December 31, 1998                               $205     206,758     50,197    (149,436)      11,082        118,806
   Comprehensive income:
     Net income                                             -           -     21,992           -            -         21,992
     Net change in unrealized gains on securities
       available for sale, net of reclassification
       adjustment                                           -           -          -           -      (10,666)       (10,666)
                                                                                                                 -------------
     Comprehensive income                                                                                             11,326
   Settlement of the Redemption Agreement (note 13)         -           -          -      (1,838)           -         (1,838)
                                                        ------  ----------  ----------  --------  -------------  -------------

Balance, December 31, 1999                                205     206,758     72,189    (151,274)         416        128,294
   Comprehensive income:
     Net income                                             -           -     23,814           -            -         23,814
     Net change in unrealized gains on securities
       available for sale, net of reclassification
       adjustment                                           -           -          -           -        4,163          4,163
                                                                                                                 -------------
     Comprehensive income                                                                                             27,977
                                                        ------  ----------  ----------  --------  -------------  -------------

Balance, December 31, 2000                                205     206,758     96,003    (151,274)       4,579        156,271
   Comprehensive income:
     Net income                                             -           -     26,477           -            -         26,477
     Net change in unrealized gains on securities
       available for sale, net of reclassification
       adjustment                                           -           -          -           -         (470)          (470)
                                                                                                                 -------------
     Comprehensive income                                                                                             26,007

   Purchase of treasury stock                               -           -          -     (17,757)           -        (17,757)
   Issuance of common stock - warrants exercised            -          19          -           -            -             19
   Purchase of stock warrants                               -      (1,004)         -           -            -         (1,004)
                                                        ------  ----------  ----------  --------  -------------  -------------

Balance, December 31, 2001                               $205     205,773    122,480    (169,031)       4,109        163,536
                                                        ======  ==========  ==========  ========  =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)


                                                                               YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------------
                                                                       2001               2000              1999
                                                                 ------------------ ----------------- ------------------
Cash provided (absorbed) by operating activities:
   Net income                                                      $     26,477             23,814            21,992
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provisions for loan losses                                         5,400              2,700             2,000
       Deferred income tax expense                                        1,829              5,579             7,941
       Accretion of discounts and amortization of deferred fees
         on loans acquired and securities available for sale,
         net                                                             (4,619)            (3,882)           (5,106)
       Depreciation and amortization                                      5,315              4,972             3,959
       Net change in loans held for sale                                   (341)               879             9,387
       Net gains on sale of assets                                         (628)              (646)           (1,201)
       Stock dividends received from Federal Home Loan Bank                   -                  -            (2,070)
       Change in other assets                                             1,138               (959)           10,308
       Change in other liabilities                                       (1,086)            (8,772)           (9,009)
                                                                   ------------       ------------      ------------

            Net cash provided by operating activities                    33,485             23,685            38,201
                                                                   ------------       ------------      ------------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                  19,813            283,910           160,174
   Proceeds from principal collections on securities
     available for sale                                                 264,017             58,570           246,140
   Purchase of securities available for sale                           (551,999)           (73,178)         (367,496)
   Purchases of Federal Home Loan Bank and
     Federal Reserve Bank stock                                         (22,796)            (6,632)           (4,659)
   Proceeds from the sale of Federal Home Loan Bank and
     Federal Reserve Bank stock                                               -             12,035            24,602
   Purchase of bank owned life insurance                                (10,000)           (25,000)                -
   Change in loans receivable, net                                     (129,219)          (252,767)         (308,612)
   Proceeds from disposal of assets acquired through
     foreclosure and repossession                                         1,910              1,647             1,757
   Purchases of premises and equipment                                   (4,869)            (9,762)           (9,933)
   Proceeds from sales of premises and equipment                              8                 71             1,313
   Cash paid in acquisition of Guthrie Savings, Inc., net of
     cash and cash equivalents received                                       -                  -              (840)
                                                                   ------------       ------------      ------------

            Net cash absorbed by investing activities                  (433,135)           (11,106)         (257,554)
                                                                   ------------       ------------      ------------





                                       F-5                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------------
                                                                         2001               2000               1999
                                                                   -----------------  -----------------  ------------------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                    $     37,588            137,289             62,793
   Change in time deposits                                               (160,019)           (53,836)            80,250
   Change in securities sold under agreements to repurchase                   480             38,214                  -
   Proceeds from advances from the Federal Home Loan Bank               2,637,818          5,980,763            655,237
   Repayments of advances from the Federal Home Loan Bank              (2,099,641)        (6,092,770)          (573,235)
   Proceeds from the issuance of common stock                                  19                  -                  -
   Proceeds from the issuance of trust preferred securities                40,250                  -                  -
   Payments of trust preferred securities issuance costs                   (1,949)                 -                  -
   Purchase of senior notes                                               (19,615)           (34,090)            (4,750)
   Purchase of treasury stock                                             (17,757)                 -                  -
   Purchase of stock warrants                                              (1,004)                 -                  -
                                                                     ------------       ------------       ------------

            Net cash provided (absorbed) by
              financing activities                                        416,170            (24,430)           220,295
                                                                     ------------       ------------       ------------

Net change in cash and cash equivalents                                    16,520            (11,851)               942

Cash and cash equivalents at beginning of year                             43,971             55,822             54,880
                                                                     ------------       ------------       ------------

Cash and cash equivalents at end of year                             $     60,491             43,971             55,822
                                                                     ============       ============       ============

Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest                                                        $    104,300            113,209             94,003
                                                                     ============       ============       ============

     Income taxes                                                    $     13,083              9,088             (8,890)
                                                                     ============       ============       ============

Supplemental schedule of noncash investing and financing activities:
     Transfers of loans to assets acquired through
       foreclosure and repossession                                  $      2,996              1,805              1,787
                                                                     ============       ============       ============

     Transfer of loans securitized to investments available for
       sale and servicing rights                                     $          -             87,587                  -
                                                                     ============       ============       ============

     Transfer of investments from available for sale
       to held to maturity                                           $    430,956                  -                  -
                                                                     ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Local Financial Corporation (Local Financial) is a bank holding company which owns 100% of the outstanding common stock of Local Oklahoma Bank, N.A. (Local or the Bank). On March 31, 1999, Local Financial completed its merger of Local America Bank of Tulsa (LAB) into LAB's parent company, Local Federal Bank, with the merged entity operating under the name Local Oklahoma Bank. The merger was accounted for at historical cost as a combination of entities under common control similar to a pooling of interests. During 1999, Local filed an application with the Office of the Comptroller to convert to a national banking association. Concurrent with Local's charter conversion, Local Financial filed an application with the Federal Reserve Board to become registered as a bank holding company. Both applications were subsequently approved and Local converted to a national banking association on May 11, 1999. In September 2001, Local Financial formed Local Financial Capital Trust I (the Trust) as a wholly-owned subsidiary. The Trust was formed to facilitate the issuance of 1,610,000 shares of 9.00% cumulative trust preferred securities (Trust Preferred Securities) at $25 per share. The accounting and reporting practices of Local Financial and its subsidiaries reflect industry practices and are in accordance with accounting principles generally accepted in the United States of America. The more significant policies are described below.

         (a)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of Local Financial and its wholly owned subsidiaries, the Trust and Local, as well as Local's subsidiaries, Local Acceptance Company (Local Acceptance), Local Mortgage Corporation (Local Mortgage) and Local Securities Corporation (Local Securities). Local is an insured depository institution which obtains deposit funds primarily through retail branches throughout the State of Oklahoma and lends those funds throughout the United States. Local Acceptance and Local Mortgage are currently inactive. Local Securities is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. Local Financial and its subsidiaries, the Trust and Local, are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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


                                          F-7                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         (b)      STATEMENTS OF CASH FLOWS

                  For the purpose of the consolidated statements of cash flows, the Company defines cash and cash equivalents as cash and due from banks and interest bearing deposits with other banks.

         (c)      SECURITIES

                  The Company's investment portfolio consists primarily of mortgage-backed securities. Mortgage-backed securities consist of mortgage-backed pass-through certificates (MBS) and mortgage-derivative securities (MDS) such as collateralized mortgage obligations and real estate mortgage investment conduits. Local does not own any principal only, interest only or residual tranches mortgage-backed securities. The Company classifies its securities as held to maturity, available for sale or held for trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity. Effective December 31, 2001, the Company reclassified a portion of its investment securities from available for sale to held to maturity. At December 31, 2000, the Company had classified all of its securities as available for sale. No investment securities within the portfolio were held for trading purposes at December 31, 2001 and 2000.

                  Securities classified as available for sale are recorded at their estimated market value. Changes in the estimated market value of securities available for sale are included in stockholders' equity, net of deferred taxes, as accumulated other comprehensive income. Unrealized losses on available for sale securities, which are judged to be other than temporary, are charged to earnings in the consolidated statements of operations. Securities held to maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Gains and losses on available for sale securities are computed on a specific identification basis. Premiums and discounts are amortized or accreted in the consolidated statements of operations to approximate a level yield over the life of the related security.

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


                                          F-8                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                  Loans are generally placed on nonaccrual status when they become 90 days past due. Previously accrued but uncollected interest on loans placed on nonaccrual status is reversed unless determined to be fully collectible. Payments received on nonaccrual loans are generally applied to principal as they are received. Upon full collection of the principal balance or determination that future collection of principal is probable, interest income is recognized as received.

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


                                          F-9                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         (g)      LOANS HELD FOR SALE AND GAINS AND LOSSES FROM THE SALE OF
                  LOANS

                  Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than student loans held for sale at December 31, 2001 and 2000.

                  Gains and losses resulting from the sale of loans are determined by the specific identification method and reflect the extent that sales proceeds exceed or are less than the carrying value of the loans sold. In some cases, the Company sells loans and continues to service such loans for the investor. In these cases, the Company recognizes either a servicing asset, at its allocated previous carrying amount based on relative fair value, or a servicing liability at fair value. Any servicing assets recognized as part of the sale are amortized as a deduction from servicing income in proportion to and over the period of estimated net servicing income. To the extent sales of loans involve the sale of part of a loan or a pool of loans, the cost basis is allocated based upon the relative fair value of the portion sold and the portion retained. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 2001 and 2000, the carrying value of servicing assets was not impaired.

                  Periodically, the Company will securitize residential real estate loans held for investment with the Federal National Mortgage Association (FNMA) and retain all of the interest in the FNMA security. No gain or loss is recognized as the securitization does not qualify as a sale. The Company's current carrying value is allocated between securities held to maturity and a servicing asset based on the relative fair values.

         (h)      LOAN SERVICING

                  Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $150,343,000 and $192,556,000, at December 31, 2001 and 2000, respectively. Net servicing fees earned totaled approximately $550,000, $566,000 and $423,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

                  At December 31, 2001 and 2000, unamortized servicing assets were approximately $1,567,000 and $1,966,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $400,000, $285,000 and $706,000 was charged against loan servicing income for the years ended December 31, 2001, 2000 and 1999, respectively.


                                         F-10                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         (i)      BANK OWNED LIFE INSURANCE

                  The Company has purchased life insurance on its key managers. The balance was approximately $37.3 million and $25.3 million, respectively, at December 31, 2001 and 2000, and is included in other assets in the consolidated statements of financial condition. The increase in the cash surrender value is included in other noninterest income in the consolidated statements of operations and amounted to approximately $2,000,000 and $261,000, respectively, for the years ended December 31, 2001 and 2000.

         (j)      PREMISES AND EQUIPMENT

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

         (k)      ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

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

         (l)      DEFERRED ISSUANCE COSTS

                  The Company capitalizes all costs related to the issuance of Senior Notes and Trust Preferred Securities. The unamortized issuance costs on the Senior Notes at December 31, 2001 and 2000 of approximately $468,000 and $1,230,000, respectively, and the Trust Preferred Securities at December 31, 2001 of approximately $1,931,000 are included in other assets in the consolidated statements of financial condition. Deferred issuance costs are amortized over the life of the Senior Notes as a yield adjustment to notes payable and Trust Preferred Securities interest expense in the consolidated statements of operations.


                                         F-11                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         (m)      INTANGIBLE ASSETS

                  Intangible assets consist of goodwill. Goodwill represents the excess cost over fair value of net assets acquired and is being amortized on a straight-line basis over a 15-year period. The Company evaluates the recoverability of goodwill by assessing whether the amortization of the asset balances over their remaining lives can be recovered through projected cash flows. The amount of impairment, if any, is measured based on projected discounted cash flows. No impairment was recognized at December 31, 2001, 2000 and 1999.

                  Amortization expense totaled approximately $1,340,000, $1,339,000 and $1,654,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization of goodwill at December 31, 2001, 2000 and 1999, totaled approximately $4,488,000, $3,148,000 and $4,527,000, respectively.

         (n)      INCOME TAXES

                  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         (o)      EARNINGS PER SHARE

                  Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method.











                                         F-12                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                  The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the year ended December 31, 2001.



                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                  SHARES             PER SHARE
                                                            NET INCOME          OUTSTANDING            AMOUNT
                                                         ----------------    -----------------  -------------------
                   Basic net income per share              $  26,477,000          20,368,028       $        1.30
                                                                                                   =============
                   Effect of dilutive securities:
                        Warrants                                       -              64,841
                        Options                                        -             533,662
                                                           -------------       -------------

                   Diluted net income per share            $  26,477,000          20,966,531       $        1.26
                                                           =============       =============       -------------


                  For each of the years ended December 31, 2000 and 1999, the weighted average number of shares is 20,537,209. Stock options and warrants to purchase common stock discussed in
                  Note 15 were outstanding during the years ended December 31, 2000 and 1999, but were not included in the computation of diluted income per share because the average share price was below the exercise price during the years ended December 31, 2000 and 1999.

         (p)      SEGMENTS

                  The Company operates as one segment. The operating information used by the Company's chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, National Association, a national banking association. The Bank, in turn, has one active operating subsidiary, Local Securities Corporation, which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

                  In September 2001, the Company formed Local Financial Capital Trust I, a wholly-owned finance subsidiary. The Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no other function other than the issuance of its securities and the related purchase of the junior subordinated debentures from Local Financial and to distribute payments referred thereon to the holders of its securities.


                                         F-13                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         (q)      NEW ACCOUNTING PRONOUNCEMENTS

                  In August 2001, the FASB issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal year beginning after December 15, 2001. Management has determined the impact of this statement will not have a material impact on the consolidated financial position or the future results of operations of the Company.

                  In June 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no long be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF or Statement No. 144 upon adoption.

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

                  In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment of whether there is an indication that


                                         F-14                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                  goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

                  The Company adopted Statement No. 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of adoption, the Company has unamortized goodwill in the amount of approximately $15.5 million, which will be subject to the transition provisions of Statement Nos. 141 and 142. None of the unamortized goodwill relates to FASB Statement No. 72, ACCOUNTING FOR CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS--AN AMENDMENT OF APB OPINION NO. 17, AN INTERPRETATION OF APB OPINIONS 16 AND 17, AND AN AMENDMENT OF FASB INTERPRETATION NO. 9. Amortization expense totaled approximately $1,340,000, $1,339,000 and $1,654,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, management does not anticipate an impairment loss at January 1, 2002.

         (r) Certain reclassifications were made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

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

         The excess of the Guthrie purchase price of approximately $9,340,000 over the net assets acquired of approximately $7,302,000 was allocated to goodwill. The resulting goodwill of


                                         F-15                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         approximately $2,038,000 was being amortized on a straight-line basis over 15 years (see Note 1(q)).

         The following unaudited pro forma information presents the combined results of operations as if the acquisition of Guthrie had occurred as of January 1, 1999, after giving effect to amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies been combined during such period.



                                                                    YEAR ENDED DECEMBER 31,
                                                                              1999
                                                                   -------------------------
                                                                          (unaudited)
                   Net interest and dividend income                  $       74,829,000
                   Income before extraordinary item                          22,506,000
                   Net income                                                22,249,000

                   Earnings per share:
                       Income before extraordinary item
                          Basic                                      $             1.10
                          Diluted                                                  1.10

                       Net income
                          Basic                                      $             1.08
                          Diluted                                                  1.08


(3)      SECURITIES

         Actual maturities of collateralized mortgage obligations and mortgage pass-through securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Municipal securities generally mature within five years.












                                         F-16                        (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          (a)     SECURITIES AVAILABLE FOR SALE

                  A comparative summary of securities available for sale is as follows (dollars in thousands):

                                                                   GROSS           GROSS        ESTIMATED
                                                 AMORTIZED       UNREALIZED     UNREALIZED        MARKET
                                                    COST           GAINS          LOSSES          VALUE
                                               --------------- --------------- -------------- ---------------

                  December 31, 2001:
                     Collateralized mortgage
                        obligations              $    187,415           6,321              -         193,736
                                                 ============    ============    ===========    ============


                  December 31, 2000:
                     Collateralized mortgage
                        obligations              $    218,243           6,257            246         224,254
                     Mortgage pass-through
                        securities                     94,815             920             59          95,676
                     U.S. Government and
                        agency securities              33,494             212             43          33,663
                     Municipal securities                 452               3              -             455
                                                 ------------    ------------    -----------    ------------

                                                 $    347,004           7,392            348         354,048
                                                 ============    ============    ===========    ============


                  The weighted average rate was 6.66% and 6.94% at December 31, 2001 and 2000, respectively.


                  At December 31, 2001 and 2000, securities with a total par amount of $156,478,000 and $104,120,000, respectively, were pledged to secure various deposits and borrowings. Accrued interest receivable on securities available for sale of approximately $1,048,000 and $2,558,000 was included in other assets at December 31, 2001 and 2000, respectively.


                  Proceeds from sales of securities available for sale for the years ended December 31, 2001, 2000 and 1999 were approximately $19,813,000, $283,910,000 and $160,174,000, respectively. Gross gains of approximately $151,000, $3,852,000 and $809,000 were realized for the years ended December 31, 2001, 2000 and 1999, respectively. Gross losses of $3,549,000 and $685,000 were realized for the years ended December 31, 2000 and 1999, respectively. These gains and losses are included in net gains on sale of assets in the accompanying consolidated statements of operations.





                                       F-17                          (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


          (b)     SECURITIES HELD TO MATURITY


                  Effective December 31, 2001, the Company reclassified a portion of its investment securities portfolio from available for sale to held to maturity. The investment securities were transferred at amortized cost and the difference between amortized cost and estimated market value was considered to be immaterial to the consolidated financial statements. The amortized cost of securities at the date of transfer was approximately $430,956,000 with a weighted average rate of 6.39%.


                  A summary of securities held to maturity is as follows (dollars in thousands):


                                                                         GROSS           GROSS          ESTIMATED
                                                      AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                                        COST             GAINS           LOSSES           VALUE
                                                   ---------------- ---------------- --------------- ----------------

                  December 31, 2001:
                       Collateralized mortgage
                         obligations                 $    355,637            2,611            2,479         355,769
                       Mortgage pass-through
                         securities                        75,140            1,894                4          77,030
                       Municipal securities                   179                -                -             179
                                                     ------------     ------------     ------------    ------------

                                                     $    430,956            4,505            2,483         432,978
                                                     ============     ============     ============    ============


                  There were no securities held to maturity at December 31, 2000.


                  At December 31, 2001, securities held to maturity with a total par amount of $109,808,000, were pledged to secure various deposits and borrowings. Accrued interest receivable on securities held to maturity of approximately $2,292,000 was included in other assets at December 31, 2001.




                                       F-18                          (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(4)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                                               DECEMBER 31,
                                                                   -------------------------------------
                                                                         2001                2000
                                                                   ------------------  -----------------

                   Residential real estate loans                     $    215,408             250,487
                   Commercial                                           1,593,432           1,425,382
                   Held for sale                                            6,263               5,922
                   Consumer loans                                         184,663             195,430
                                                                     ------------        ------------

                          Total loans                                   1,999,766           1,877,221
                   Less:
                        Allowance for loan losses                         (27,621)            (28,345)
                                                                     ------------        ------------

                          Loans receivable, net                      $  1,972,145           1,848,876
                                                                     ============        ============


         Accrued interest receivable on loans of approximately $9,061,000 and $12,500,000 was included in other assets at December 31, 2001 and 2000, respectively.


         An analysis of the allowance for loan losses is as follows (dollars in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                                 2001               2000               1999
                                                           -----------------  -----------------  ------------------

          Balance at beginning of year                       $     28,345             28,297             27,901
               Allowance acquired                                       -                  -                340
               Loans charged off                                   (6,589)            (3,707)            (3,853)
               Recoveries                                             465              1,055              1,909
                                                             ------------       ------------       ------------

                   Net loans charged off                           (6,124)            (2,652)            (1,944)

               Provision for loan losses                            5,400              2,700              2,000
                                                             ------------       ------------       ------------

          Balance at end of year                             $     27,621             28,345             28,297
                                                             ============       ============       ============

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


         At December 31, 2001, 2000 and 1999, the Company classified approximately $2,817,000, $3,207,000 and $2,222,000, respectively, of loans as impaired, as defined by SFAS No. 114,

                                       F-19                          (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. At December 31, 2001, 2000 and 1999, these loans had an impairment allowance of approximately $706,000, $904,000 and $857,000, respectively, which was measured using the collateral value method. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $3,476,000, $1,524,000 and $957,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $10,000, $609,000 and $115,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


         At December 31, 2001 and 2000, loans to directors, officers and employees of the Company aggregated approximately $6,557,000 and $7,628,000, respectively. In management's opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.


(5)      PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                                  2001               2000
                                                                            ------------------ ------------------

                   Land                                                       $      5,727              5,732
                   Buildings and building improvements                              31,060             28,970
                   Furniture, fixtures and equipment                                26,380             24,433
                                                                              ------------       ------------
                                                                                    63,167             59,135
                   Less accumulated depreciation and amortization                  (24,416)           (21,270)
                                                                              ------------       ------------

                                                                              $     38,751             37,865
                                                                              ============       ============

         Depreciation and amortization expense relating to premises and equipment for the years ended December 31, 2001, 2000 and 1999 was approximately $3,975,000, $3,633,000 and $2,305,000, respectively.


(6)      DEPOSIT ACCOUNTS

         Accrued interest on deposit accounts of approximately $3,363,000 and $4,637,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 2001 and 2000, respectively.


         The aggregate amount of certificates of deposit with a denomination greater than $100,000 was approximately $204,000,000 and $219,000,000 at December 31, 2001 and 2000, respectively.


                                       F-20                          (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         Contractual maturities of time deposits at December 31, 2001, are summarized as follows (dollars in thousands):


                        YEARS ENDING DECEMBER 31,                              AMOUNT
                                                                         ------------------
                                        2002                               $     957,875
                                        2003                                      96,959
                                        2004                                      23,286
                                        2005                                      17,686
                                 2006 and thereafter                               6,309
                                                                           -------------
                                                                           $   1,102,115
                                                                           -------------


(7)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at December 31, 2001 and 2000 and are summarized as follows (dollars in thousands):

                                                                              2001                    2000
                                                                      ----------------------  ----------------------

          Average outstanding balance                                   $       42,987          $       18,352
          Weighted average interest rate during the year                          3.39%                   5.85%
          Maximum month-end balance                                     $       53,622          $       38,214
          Outstanding balance at end of year                                    38,694                  38,214
          Weighted average interest rate at end of year                           1.29%                   5.92%
          Mortgage-backed securities securing the agreements
                   at period-end:
                            Carrying value                              $       53,885          $       42,053
                            Estimated market value                              54,978                  42,053
          Accrued interest payable at the end of the year                            -                       -


(8)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                                             DECEMBER 31,
                                     --------------------------------------------------------------
                                                 2001                            2000
                                     ------------------------------ -------------------------------
                                                       WEIGHTED                        WEIGHTED
                                                       AVERAGE                         AVERAGE
                                                     CONTRACTUAL                     CONTRACTUAL
                                        BALANCE          RATE          BALANCE           RATE
                                     -------------- --------------- --------------- ---------------

                   Fixed rate          $  728,205          3.75%      $  190,028           6.44%
                                       ==========     =========       ==========      =========



                                       F-21                          (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         Additionally, the Company had outstanding letters of credit with the FHLB of approximately $77,045,000 and $136,720,000 at December 31, 2001 and 2000, respectively. The letters of credit have one-year terms and were pledged to secure certain deposits.

         The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At December 31, 2001, the Company had approximately $156,478,000 in investment securities pledged against FHLB advances.

         At December 31, 2001, the Company had additional borrowing capacity of approximately $370,000,000 under the FHLB credit policy.

         Scheduled principal repayments of advances from the FHLB at December 31, 2001 were as follows (dollars in thousands):

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                                                CONTRACTUAL
                              YEARS ENDING DECEMBER 31,                       AMOUNT               RATE
                                                                         ------------------  ------------------
                                        2002                               $     128,180            1.92%
                                        2003                                           -               -
                                        2004                                           -               -
                                        2005                                           -               -
                                 2006 and thereafter                             600,025            4.14
                                                                           -------------       ---------

                                                                           $     728,205            3.75%
                                                                           =============       =========


(9)      SENIOR NOTES

         Senior Notes of $21,545,000, $41,160,000 and $75,250,000 at 11% issued to various investors were outstanding at December 31, 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company purchased and retired $19,615,000, $34,090,000 and $4,750,000, respectively, of
         Senior Notes. The purchase and retirement of the Senior Notes resulted in a $1,630,000, $922,000 and $257,000 extraordinary loss, net of tax benefit of $878,000, $498,000 and $138,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The extraordinary loss had an $(0.08), $(0.04) and $(0.01) per share impact on both basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively. Senior Notes are due September 8, 2004 and pay interest semiannually. Senior Notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the Senior Notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness.


                                       F-22                          (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(10)     MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

         On September 20, 2001, and October 3, 2001, Local Financial Capital Trust I, a newly formed Delaware business trust and wholly-owned finance subsidiary of Local Financial, issued 1,400,000 and 210,000 shares, respectively, of its 9.00% Trust Preferred Securities at $25 per share for an aggregate price of approximately $40.3 million, all of which was outstanding at December 31, 2001. The Trust Preferred Securities will mature on September 30, 2031. The proceeds from the sale of the Trust Preferred Securities and the issuance of $1.2 million in common securities to Local Financial were used by the Trust to purchase approximately $41.5 million of 9% junior subordinated debentures (the Debentures) of Local Financial which have the same payment terms as the Trust Preferred Securities. Distributions on the Trust Preferred Securities and on the common securities issued to Local Financial are payable on March 31, June 30, September 30, and December 31 of each year beginning December 31, 2001. Except under certain circumstances, the common securities issued to the Company possess sole voting rights with respect to matters involving the Trust. Under certain circumstances, the Company may, from time to time, defer the Debentures' interest payments, which would result in a deferral of distribution payments on the related Trust Preferred Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the Debentures.

         Subject to any applicable regulatory approvals, the Trust Preferred Securities and the common securities issued by the Trust to the Company are redeemable in whole or in part on or after September 30, 2006, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Trust Preferred Securities are presently fully included in Tier 1 capital for regulatory capital adequacy determination purposes. The obligations of the Company with respect to the issuance of the Trust Preferred Securities constitute a full and unconditional guarantee by the Company of the Trust's obligation with respect to the Trust Preferred Securities subject to certain limitations.




                                       F-23                          (Continued)

                                    LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                     Notes to Consolidated Financial Statements

                                          December 31, 2001, 2000 and 1999

(11)     COMPREHENSIVE INCOME

         Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale, net of reclassification adjustment, and is presented in the consolidated statements of stockholders' equity. Reclassification adjustment consists of realized gains and loss on securities available-for-sale included in the consolidated statements of operations.

         The changes in the components of other comprehensive income (loss) are reported net of income taxes for the periods indicated as follows (dollars in thousands):

                                                                          YEAR ENDED DECEMBER 31, 2001
                                                             ------------------------------------------------------
                                                                  PRE-TAX             TAX                NET
                                                                  AMOUNT             EFFECT            AMOUNT
                                                             ------------------ ----------------- -----------------

          Unrealized loss on securities:
             Unrealized holding loss arising during the
               period                                          $       (572)               200              (372)
             Less reclassification adjustment for gains
               included in net income                                  (151)                53               (98)
                                                               ------------       ------------      ------------
          Other comprehensive loss                             $       (723)               253              (470)
                                                               ============       ============      ============

                                                                          YEAR ENDED DECEMBER 31, 2000
                                                             ------------------------------------------------------
                                                                  PRE-TAX             TAX                NET
                                                                  AMOUNT             EFFECT            AMOUNT
                                                             ------------------ ----------------- -----------------

          Unrealized gain on securities:
             Unrealized holding gain arising during the
               period                                          $      6,708             (2,348)            4,360
             Less reclassification adjustment for gains
               included in net income                                  (303)               106              (197)
                                                               ------------       ------------      ------------
          Other comprehensive income                           $      6,405             (2,242)            4,163
                                                               ============       ============      ============

                                                                          YEAR ENDED DECEMBER 31, 1999
                                                             -----------------------------------------------------
                                                                  PRE-TAX             TAX                NET
                                                                  AMOUNT             EFFECT            AMOUNT
                                                             ------------------ ----------------- ----------------

          Unrealized loss on securities:
             Unrealized holding loss arising during the
               period                                          $    (16,285)             5,700           (10,585)
             Less reclassification adjustment for gains
               included in net income                                  (124)                43               (81)
                                                               ------------       ------------      ------------
          Other comprehensive loss                             $    (16,409)             5,743           (10,666)
                                                               ============       ============      ============


                                                      F-24           (Continued)

                                    LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                     Notes to Consolidated Financial Statements

                                          December 31, 2001, 2000 and 1999

(12)     INCOME TAXES

         The provision for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (dollars in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                                 2001               2000               1999
                                                           -----------------  -----------------  -----------------

          Income from operations before
             extraordinary item                              $     14,367             14,331             12,627
          Extraordinary item                                         (878)              (498)              (138)
          Stockholders' equity                                       (253)             2,242             (5,743)
                                                             ------------       ------------       ------------
                                                             $     13,236             16,075              6,746
                                                             ============       ============       ============

         Components of the provision for income taxes from operations are as follows (dollars in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                                 2001               2000               1999
                                                           -----------------  -----------------  -----------------

          Current income tax expense                         $     12,538              8,752              4,686
          Deferred income tax expense                               1,829              5,579              7,941
                                                             ------------       ------------       ------------
                                                             $     14,367             14,331             12,627
                                                             ============       ============       ============

         The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision for income taxes based on the statutory rates with the effective rates is as follows (dollars in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                                 2001               2000               1999
                                                           -----------------  -----------------  ------------------

          Income tax at statutory rate (35%)                 $     14,866             13,673             12,207
             Effect of state income tax, net of federal             1,220              1,093              1,370
             Change in valuation allowance                         (1,220)            (1,093)            (1,370)
             Other, net                                              (499)               658                420
                                                             ------------       ------------       ------------
             Provision for income taxes                      $     14,367             14,331             12,627
                                                             ============       ============       ============




                                                      F-25           (Continued)

                                LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 Notes to Consolidated Financial Statements

                                      December 31, 2001, 2000 and 1999


Current income tax receivables of approximately $2,044,000 and $74,000 are included in the caption current and deferred taxes, net in the consolidated statements of financial condition at December 31, 2001 and 2000, respectively. Deferred income tax assets and liabilities are included in current and deferred taxes, net in the consolidated statements of financial condition and consisted of the following (dollars in thousands):

                                                                                    DECEMBER 31,
                                                                        -------------------------------------
                                                                              2001               2000
                                                                        -----------------  ------------------

               Deferred income tax assets:
                  Realized losses on available for sale securities        $        645              1,840
                  State net operating loss carryforwards                         3,352              4,572
                  Allowance for loan losses                                      8,463              8,940
                  Other                                                          2,203              2,350
                                                                          ------------       ------------
                                                                                14,663             17,702
                                                                          ------------       ------------

               Deferred income tax liabilities:
                  Stock dividends receivable                                      (756)              (756)
                  Depreciation and amortization                                 (2,282)            (1,793)
                  Deferred loan fees                                              (663)            (1,134)
                  Unrealized gains on available for sale
                    securities                                                  (2,212)            (2,465)
                  Other                                                            (34)               (80)
                                                                          ------------       ------------
                                                                                (5,947)            (6,228)
                                                                          ------------       ------------
                  Net deferred tax asset                                         8,716             11,474
               Valuation allowance on state net operating losses                 3,352              4,572
                                                                          ------------       ------------
                  Deferred tax asset, net                                 $      5,364              6,902
                                                                          ============       ============

         At December 31, 2001, the Company had approximately $82,000,000 of operating loss carryforwards available for state income tax purposes. The state net operating losses expire in varying amounts between 2011 and 2014.

         During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Based on the current strategy of new management and current taxable income for the years ended December 31, 2001, 2000 and 1999, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

         As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for


                                                  F-26               (Continued)

                     LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                           December 31, 2001, 2000 and 1999


         income tax purposes during 1997. The Company is required to recapture the excess of the qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over a six-year period, beginning in its tax year ended June 30, 1999. At December 31, 2001, the recapture amount is estimated to be $3,328,000 and the qualifying and nonqualifying base year tax reserves totaled approximately $10,647,000 and $1,421,000, respectively.

         In accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 2001, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $15,921,000. The amount of unrecognized deferred tax liability at December 31, 2001 was approximately $5,572,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

(13)     COMMITMENTS AND CONTINGENCIES

         The Company is involved in litigation with the U.S. Government. The litigation relates to an assistance agreement entered into by the Company with the FDIC in connection with an acquisition of a federal savings bank in 1988. The FDIC estimated the Company's liability under the assistance agreement to be approximately $23 million as of December 31, 2000 and such amount continues to accrue interest.

         Prior to the purchase of the Company in 1997 from its two prior owners, a reserve account was established relating to amounts that may be owed under the assistance agreement. This reserve account has a current balance of approximately $7.7 million. As part of the purchase of the Company in 1997, $10 million of the purchase price was deposited by the Company into an escrow account, which remains on deposit. Any amounts the Company may ultimately owe to the U.S. Government will be paid first from these two accounts. If the amounts in these two accounts are not sufficient to satisfy the Company's obligations to the U.S. Government, the prior owners have contractually agreed to pay the difference. Under the agreement with the prior owners, they may not settle the litigation with the U.S. Government unless, at the same time, the prior owners deliver sufficient funds to pay any difference owed to the U.S. Government. The U.S. Government rejected a settlement offer the Company made in 1999. A subsequent settlement offer was communicated by the Company to the U.S. Government in December 2001. The U.S. Government responded with a request for more information. The Company complied with their additional request and is waiting for the U.S. Government to accept or reject the new settlement offer. If the case is not settled and the U.S. Government obtains a final non-appealable judgment, the prior owners are contractually obligated to pay any difference owed to the U.S. Government within 30 days of the judgment. No trial date has been set.

         On September 8, 1997, the Company completed a securities offering and Senior Notes were issued to individual investors for the purpose of redeeming all of the previously issued and outstanding shares of the Company's common stock. The redemption amount is subject to adjustment under terms set forth in the Redemption Agreement, as defined.


                                    F-27                             (Continued)

                     LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                           December 31, 2001, 2000 and 1999


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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 2001 and 2000, the Company had approximately $292,542,000 and $232,813,000, respectively, of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans approved but nonfunded.

         Standby letters of credit and financial guarantees written of approximately $7,228,000 and $17,633,000 at December 31, 2001 and 2000,
         respectively, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.









                                    F-28                             (Continued)

                     LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                           December 31, 2001, 2000 and 1999


         The Company leases certain real estate and equipment under operating leases. For the years ended December 31, 2001, 2000 and 1999, lease expense totaled approximately $1,068,000, $891,000 and $1,094,000, respectively. Future obligations under operating leases at December 31, 2001 are summarized as follows (dollars in thousands):


              YEARS ENDING DECEMBER 31,                         AMOUNT
                                                          ------------------
                      2002                                  $       1,054
                      2003                                            909
                      2004                                            676
                      2005                                            558
                      2006 and thereafter                           4,756
                                                            -------------
                                                            $       7,953
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

         Quantitative measures established by regulation to ensure capital adequacy require Local Financial and Local to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that Local Financial and Local meet all capital adequacy requirements to which they are subject.

         As of December 31, 2001 and 2000, the most recent notification from the OCC and Federal Reserve categorized Local and Local Financial as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local and Local Financial must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed Local's and Local Financial's category.






                                    F-29                             (Continued)

                                      LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                       Notes to Consolidated Financial Statements

                                            December 31, 2001, 2000 and 1999


                                                                                             TO BE WELL CAPITALIZED
                                                                      MINIMUM FOR CAPITAL    FOR PROMPT CORRECTIVE
                                                    ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                            ----------------------- ------------------------ -----------------------
                                              AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT      RATIO
                                            ----------- ----------- ------------ ----------- ----------- -----------
                                                                    (dollars in thousands)

          LOCAL FINANCIAL
          As of December 31, 2001:
             Total capital (to risk           $209,038       10.49%   $159,359         8.00%   $199,199       10.00%
              weighted assets)
             Tier I capital (to risk           184,105        9.24      79,680         4.00     119,519        6.00
              weighted assets)
             Tier I capital (to average        184,105        6.63     111,053         4.00     138,816        5.00
              assets)

          LOCAL
          As of December 31, 2001:
             Total capital (to risk           $226,794       11.41%   $159,006         8.00%   $198,757       10.00%
              weighted assets)
             Tier I capital (to risk           201,915       10.16      79,503         4.00     119,254        6.00
              weighted assets)
             Tier I capital (to average        201,915        7.28     110,990         4.00     138,737        5.00
              assets)

          LOCAL FINANCIAL
          As of December 31, 2000:
             Total capital (to risk           $156,653        9.00%   $139,314         8.00%   $174,143       10.00%
              weighted assets)
             Tier I capital (to risk           134,804        7.74      69,657         4.00     104,486        6.00
              weighted assets)
             Tier I capital (to average        134,804        5.61      96,198         4.00     120,248        5.00
              assets)

          LOCAL
          As of December 31, 2000:
             Total capital (to risk           $197,292       11.34%   $139,209         8.00%   $174,011       10.00%
              weighted assets)
             Tier I capital (to risk           175,459       10.08      69,604         4.00     104,406        6.00
              weighted assets)
             Tier I capital (to average        175,459        7.30      96,147         4.00     120,183        5.00
              assets)

         Management intends to continue compliance with all regulatory capital requirements.

         Federal regulations allow Local to pay dividends during a calendar year up to the amount that would reduce its surplus capital ratio, as defined, to one-half of its surplus capital ratio at the beginning of the calendar year, adjusted to reflect its net income to date during the calendar year. At the beginning of calendar year 2002, under applicable regulations without prior consent of the OCC, the total capital available for the payment of dividends by Local to Local Financial was approximately $17,203,000.

(15)     STOCK COMPENSATION

         Effective with the securities offering and redemption in September 1997, the Board of Directors adopted a stock option plan. The stock option plan has 2,100,370 shares of common stock authorized and provides for the granting of stock options intended to comply with the applicable requirements of the Internal Revenue Code. On September 8, 1997, non-qualified stock options


                                                       F-30          (Continued)

                                   LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                         December 31, 2001, 2000 and 1999


         for 1,116,005 shares of common stock were granted to executive officers of the Company at an exercise price of $10 per share. On December 31, 1997, incentive stock options for 158,000 shares of common stock were granted to officers and compensatory stock options for 60,000 shares of common stock were granted to directors of the Company at an exercise price of $11.75 per share. During the year ended December 31, 1998, all previously issued options were rescinded and canceled in exchange for an equal number of options at an exercise price of $10 per share. An additional 15,000, 429,000 and 278,000 shares were issued at $10 per share during 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, 0, 16,000 and 3,000 shares, respectively, were forfeited. Stock options to buy 1,301,005 and 799,000 shares of common stock shall be exercisable in three and five equal annual installments, respectively, commencing with the end of the first twelve month period following the date the stock options were granted. The stock options expire ten years from the effective dates of the respective option agreements.

         The per share weighted-average fair value of stock options granted for the years ended December 31, 2001, 2000 and 1999 was $5.67, $2.28 and $4.07, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.30%, 4.97% and 6.34%, respectively, volatility rate of 37.06%, 9.13% and 32.96%, respectively, expected life of 5 years for each period, and no expected dividend yield.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net income for the years ended December 31, 2001, 2000 and 1999 would have been decreased to the pro forma amounts below.

                                                                           YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                    2001             2000            1999
                                                               ---------------- --------------- ----------------

          Net income (in thousands)             as reported      $     26,477     $     23,814    $     21,992
                                                pro forma              26,005           22,934          21,296

          Basic net income per share            as reported              1.30             1.16            1.07
          Diluted net income per share          as reported              1.26             1.16            1.07

          Basic net income per share            pro forma                1.28             1.12            1.04
          Diluted net income per share          pro forma                1.24             1.12            1.04

         Stock options of 2,100,005 were outstanding at December 31, 2001, with an exercise price of $10 and contractual life of outstanding options of
         7.25 years. Stock options of 2,085,005 and 1,672,005, with an exercise price of $10 and contractual life of outstanding options of 8.2 and 8.8 years, were outstanding at December 31, 2000 and 1999, respectively. At December 31, 2001, 1,562,275 options were exercisable compared to 1,328,674 at December 31, 2000 and 849,270 at December 31, 1999.


                                                     F-31            (Continued)

                     LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                           December 31, 2001, 2000 and 1999

         In connection with the securities offering discussed in Note 13, warrants to buy 591,000 shares of common stock of the Company were issued to the placement agent. During 2001, 2,000 warrants were exercised for proceeds of $19,000. In addition, the Company purchased 335,667 warrants during the year at a cost of approximately $1,000,000. As of December 31, 2001, warrants totaling 253,333 remain outstanding. The warrants are exercisable for a five year period ending September 8, 2002, at an exercise price of $10 per share.

(16)     EMPLOYEE BENEFITS

         On November 1, 1999, the Company established a nonleveraged employee stock ownership plan (the ESOP Plan) that covers substantially all of its full-time employees. Contributions to the ESOP Plan are discretionary as determined by the Board of Directors of the Company. Contributions shall be allocated and credited to those participants who accrue credited service for such plan year and who are employed on the last day of the plan year. Contributions will be allocated to participants in the ratio in which each participant's compensation bears to the total compensation of all participants. In December 1999, the Board of Directors of the Company declared and paid a cash contribution to the ESOP Plan of approximately $2,700,000 which is included in compensation and employee benefits in the accompanying consolidated statements of operations. In 2000, the Board of Directors of the Company declared and paid a cash contribution of $3,819,000 which is included in compensation and employee benefits in the accompanying consolidated statements of financial operations. The ESOP Plan held no common stock of the Company as of December 31, 1999. Common stock of the Company amounting to 189,920 shares was credited to plan participants effective December 31, 2000, and an additional 48,305 shares effective December 31, 2001.

         The Company had a retirement plan (the Plan), which was a noncontributory defined benefit pension plan, covering substantially all of its full-time employees. The benefits were based on years of service and the employees' compensation during the last five years of employment. No contributions were made during the year ended December 31, 1999 as the Plan was overfunded. In September 1999, the Company adopted a plan to freeze the accrual of benefits under the Plan, effective October 31, 1999, and terminate the plan. Termination of the Plan was completed in 2000. Upon termination, the assets held by the Plan's trustee were distributed to Plan participants or beneficiaries in the order provided by the Employee Retirement Income Security Act of 1974 with the excess distributed to the Company. As a result of the Plan amendment and termination of the Plan, a curtailment gain of approximately $2,734,000 was recognized for the year ended December 31, 1999 and a settlement gain of approximately $3,634,000, net of excise taxes of $1,642,000, was recognized for the year ended December 31, 2000 and is included in compensation and employee benefits in the accompanying consolidated statements of operations.





                                    F-32                             (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated statements of financial condition and operations for the periods indicated (dollars in thousands):


                                                                              YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                              2000               1999
                                                                        -----------------  ------------------
          CHANGE IN BENEFIT OBLIGATION
          Benefit obligation at beginning of period                       $     11,087             12,141
          Service cost                                                               -                713
          Interest cost                                                            335                647
          Recognized net gain from past experience
             different from that assumed                                         4,759                277
          Plan amendment                                                             -                459
          Curtailment gain                                                           -             (2,734)
          Settlement gain                                                       (5,276)                 -
          Benefits paid                                                        (10,905)              (416)
                                                                          ------------       ------------

          Benefit obligation at end of period                                        -             11,087
                                                                          ------------       ------------

          CHANGE IN PLAN ASSETS
          Fair value of plan assets at beginning of period                      20,950             19,944
          Actual return on plan assets                                             903              1,422
          Benefits paid                                                        (10,905)              (416)
          Assets reverted back to the Company                                  (10,948)                 -
                                                                          ------------       ------------

          Fair value of plan assets at end of plan period                            -             20,950
                                                                          ------------       ------------

          Funded status                                                              -              9,863
          Unrecognized net gain from past experience
             different from that assumed                                             -             (5,012)
          Unrecognized transition asset being recognized
             over 15 years                                                           -                (56)
                                                                          ------------       ------------

          Prepaid benefit cost                                            $          -              4,795
                                                                          ============       ============

          COMPONENTS OF NET PERIODIC PENSION BENEFIT
          Service cost                                                    $          -                713
          Interest cost                                                            335                647
          Expected return on plan assets                                        (1,156)            (1,580)
          Net amortization and deferral                                            (56)              (765)
          Curtailment gain                                                           -             (2,734)
          Settlement gain                                                       (5,276)                 -
          Plan amendment                                                             -                459
                                                                          ------------       ------------

          Net periodic pension benefit                                    $     (6,153)            (3,260)
                                                                          ============       ============


         The Company has a qualified, contributory 401(k) plan. Eligible employees of the Company may elect to defer a portion of their salary and contribute to the 401(k) plan to fund retirement

                                      F-33                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         benefits. Prior to October 1, 2001, the Company did not participate with matched or fixed contributions to the 401(k) plan. Effective October 1, 2001, the 401(k) plan was amended to allow Company matching contributions of 100% of a participant's elective 401(k) deferral not to exceed 2% of a participant's eligible compensation. The cost of this benefit for the year ended December 31, 2001 was approximately $125,000.

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107.

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







                                      F-34                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 (dollars in thousands):



                                                     DECEMBER 31, 2001                  DECEMBER 31, 2000
                                             ----------------------------------  ---------------------------------
                                                CARRYING          ESTIMATED         CARRYING         ESTIMATED
                                                 VALUE           FAIR VALUE          VALUE          FAIR VALUE
                                             ----------------  ----------------  ---------------  ----------------
          Financial Assets
             Cash and cash equivalents         $     60,491            60,491            43,971           43,971
             Securities available for sale          193,736           193,736           354,048          354,048
             Securities held to maturity            430,956           432,978                 -                -
             Loans receivable, net                1,972,145         2,011,547         1,848,876        1,847,248
             FHLB stock and FRB stock                42,213            42,213            19,417           19,417

          Financial Liabilities
             Deposits                             1,809,362         1,820,931         1,931,793        1,933,127
             Advances from the FHLB                 728,205           749,115           190,028          189,914
             Securities sold under
               agreements to repurchase              38,694            38,694            38,214           38,214
             Senior notes                            21,545            23,509            41,160           39,930
             Mandatorily redeemable trust
               preferred securities                  40,250            40,475                 -                -


         The following are descriptions of the methods used to determine the estimated fair values:

         (a)      CASH AND CASH EQUIVALENTS

                  The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

         (b)      SECURITIES

                  The fair value of investment securities, except certain municipal securities, is estimated based on bid prices published by financial news services or price quotations received from securities dealers. The fair value of certain municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The estimated fair value of FHLB and FRB stock approximates the carrying value as of December 31, 2001 and 2000.

         (c)      LOANS

                  The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In


                                      F-35                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                  establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating such information, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2001 and 2000.

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

         (d)      DEPOSIT LIABILITIES

                  SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107's requirements for these categories are not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 2001 and 2000. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

         (e)      ALL OTHER LIABILITIES

                  The estimated fair value of FHLB advances is provided by the FHLB of Topeka. For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value. The estimated fair value of Senior Notes and the Trust Preferred Securities is based on current quoted market prices. Commitments are related primarily to variable rate loans originated at current market rates. The estimate of fair value of these commitments is considered to be immaterial.


                                      F-36                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         (f)      LIMITATIONS

                  The information presented in this note is based on market quotes and fair value calculations as of December 31, 2001 and 2000. These amounts have not been updated since these dates; therefore, the valuations may have changed since that point in time.


























                                      F-37                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(18)     SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Following is a summary of the unaudited interim results of operations for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share data):



                                                      FIRST       SECOND        THIRD       FOURTH         FULL
                           2001                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
          ---------------------------------------- ------------ ------------ ------------ ------------ -------------
          Interest and dividend income               $  48,891       47,949       47,892       48,406      193,138
          Net interest and dividend income           $  20,645       21,311       22,392       24,146       88,494
          Provision for loan losses                  $     750        1,150        1,775        1,725        5,400
          Income before provision for income
             taxes and extraordinary item            $  10,046       10,524       10,833       11,071       42,474
          Extraordinary item-purchase and
             retirement of senior notes, net of
             tax                                     $      (3)          (1)           -       (1,626)      (1,630)
          Net income                                 $   6,772        7,051        7,194        5,460       26,477

          Earnings per share:
             Income before extraordinary item
               Basic                                 $    0.33         0.34         0.35         0.36         1.38
               Diluted                               $    0.32         0.33         0.34         0.35         1.34
             Net income
               Basic                                 $    0.33         0.34         0.35         0.27         1.30
               Diluted                               $    0.32         0.33         0.34         0.27         1.26



                                                      FIRST       SECOND        THIRD       FOURTH         FULL
                           2000                      QUARTER      QUARTER      QUARTER      QUARTER        YEAR
          ---------------------------------------- ------------ ------------ ------------ ------------ -------------
          Interest and dividend income               $  45,800       45,526       47,887       50,989      190,202
          Net interest and dividend income           $  19,038       19,012       19,472       20,828       78,350
          Provision for loan losses                  $     500          500          500        1,200        2,700
          Income before provision for income
             taxes and extraordinary item            $   9,361        9,425        9,657       10,624       39,067
          Extraordinary item-purchase and
             retirement of senior notes, net of
             tax                                     $    (871)           -            -          (51)        (922)
          Net income                                 $   5,109        6,020        6,161        6,524       23,814

          Earnings per share:
             Income before extraordinary item
               Basic                                 $    0.29         0.29         0.30         0.32         1.20
               Diluted                               $    0.29         0.29         0.30         0.32         1.20
             Net income
               Basic                                 $    0.25         0.29         0.30         0.32         1.16
               Diluted                               $    0.25         0.29         0.30         0.31         1.16



                                      F-38                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(19)     PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Local Financial Corporation is as follows (dollars in thousands):


                                       STATEMENTS OF FINANCIAL CONDITION



                                                                                 DECEMBER 31,
                                                                     -----------------------------------
                                                                           2001               2000
                                                                     ----------------   ----------------
                   Assets:
                      Cash and due from banks                          $        236                269
                      Investment in subsidiaries                            224,772            196,926
                      Other assets                                            2,432              1,769
                                                                       ------------       ------------

                        Total assets                                   $    227,440            198,964
                                                                       ============       ============

                   Liabilities and stockholders' equity:
                      Senior notes                                     $     21,545             41,160
                      Other liabilities                                      42,359              1,533
                                                                       ------------       ------------

                        Total liabilities                                    63,904             42,693
                                                                       ------------       ------------

                      Common stock                                              205                205
                      Additional paid-in capital                            205,773            206,758
                      Retained earnings                                     122,480             96,003
                      Treasury stock                                       (169,031)          (151,274)
                      Accumulated other comprehensive
                        income, net                                           4,109              4,579
                                                                       ------------       ------------

                        Total stockholders' equity                          163,536            156,271
                                                                       ------------       ------------

                        Total liabilities and stockholders' equity     $    227,440            198,964
                                                                       ============       ============








                                      F-39                           (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999




                                               STATEMENTS OF OPERATIONS



                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2001                2000               1999
                                                            ------------------  -----------------  ------------------
          Income:
             Dividend income from subsidiaries                $      6,431              36,825              7,900
             Equity in undistributed earnings
               (excess distribution) of subsidiaries                25,122              (7,937)            20,936
             Other                                                       -                   -                171
                                                              ------------        ------------       ------------

                 Total income                                       31,553              28,888             29,007

          Expense:
             Interest expense                                        5,346               6,033              9,310
             Compensation and employee benefits                        104                  70                115
             Other                                                     476                 342                879
                                                              ------------        ------------       ------------

                 Total expense                                       5,926               6,445             10,304

          Income before benefit for income taxes
             and extraordinary item                                 25,627              22,443             18,703
          Benefit for income taxes                                  (2,480)             (2,293)            (3,546)
                                                              ------------        ------------       ------------

                 Income before extraordinary item                   28,107              24,736             22,249
          Extraordinary item, net of tax                            (1,630)               (922)              (257)
                                                              ------------        ------------       ------------

                 Net income                                   $     26,477              23,814             21,992
                                                              ============        ============       ============







                                      F-40                           (Continued)

                              LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                               Notes to Consolidated Financial Statements

                                    December 31, 2001, 2000 and 1999




                                       STATEMENTS OF CASH FLOWS



                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2001                2000               1999
                                                            ------------------  -----------------  ------------------
Cash provided (absorbed) by operating activities
   Net income                                                 $     26,477              23,814             21,992
   Adjustments to reconcile net income to net
     cash provided (absorbed) by operating activities:
       Equity in (undistributed earnings) excess
         distribution of subsidiaries                              (25,122)              7,937            (20,936)
       Change in other liabilities                                    (669)             (1,307)              (580)
       Change in other assets                                         (663)              2,090              4,320
                                                              ------------        ------------       ------------

Net cash provided by operating activities                               23              32,534              4,796

Cash absorbed by investing activities:
   Investment in subsidiaries                                       (3,194)                  -               (240)
                                                              ------------        ------------       ------------

Net cash absorbed by investing activities                           (3,194)                  -               (240)

Cash provided (absorbed) by financing activities:
   Proceeds from issuance of common stock                               19                   -                  -
   Purchase of treasury stock                                      (17,757)                  -                  -
   Purchase of senior notes                                        (19,615)            (34,090)            (4,750)
   Proceeds from issuance of junior subordinated                                             -                  -
     debentures                                                     41,495
   Purchase of stock warrants                                       (1,004)                  -                  -
                                                              ------------        ------------       ------------

Net cash provided (absorbed) by financing activities                 3,138             (34,090)            (4,750)

Net change in cash and cash equivalents                                (33)             (1,556)              (194)
Cash and cash equivalents at beginning of year                         269               1,825              2,019
                                                              ------------        ------------       ------------

Cash and cash equivalents at end of year                      $        236                 269              1,825
                                                              ============        ============       ============
