Form 10-Q
period 2002-03-31
LOCAL FINANCIAL CORP /NV
filed 2002-05-08
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes /X/ No / /

      Number of shares outstanding of the registrant's $0.01 par value common stock as of May 1, 2002 were as follows:

                                NUMBER OF SHARES
                                ----------------
                                   19,157,425

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                   PAGE
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Financial Condition-
            March 31, 2002 (unaudited) and December 31, 2001.........................................1

            Consolidated Statements of Operations-
            For the Three Months Ended March 31, 2002 and 2001 (unaudited)...........................2

            Consolidated Statements of Cash Flows-
            For the Three Months Ended March 31, 2002 and 2001 (unaudited)...........................3

            Notes to Consolidated Financial Statements...............................................4

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................................8

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................15

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K........................................................15

Signatures  ........................................................................................16

PART 1.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                                        MARCH 31, 2002         DECEMBER 31, 2001
                                                                                       ---------------         -----------------
                                                                                         (unaudited)
                                     ASSETS

Cash and due from banks                                                                $        35,142           $        50,791
Interest bearing deposits with other banks                                                      68,300                     9,700
Securities:
   Available for sale                                                                          139,785                   193,736
   Held to maturity                                                                            415,686                   430,956
                                                                                       ---------------           ---------------
     Total securities                                                                          555,471                   624,692
Loans receivable, net of allowance for loan losses of $27,657 at
  March 31, 2002 and $27,621 at December 31, 2001                                            1,964,953                 1,972,145
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                        39,916                    42,213
Premises and equipment, net                                                                     40,737                    38,751
Assets acquired through foreclosure and repossession, net                                        1,780                     1,910
Intangible assets, net                                                                          15,548                    15,548
Current and deferred taxes, net                                                                  6,720                     7,408
Other assets                                                                                    58,184                    56,893
                                                                                       ---------------           ---------------

     Total assets                                                                      $     2,786,751           $     2,820,051
                                                                                       ===============           ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                              $       682,198           $       636,315
   Savings                                                                                      75,104                    70,932
   Time                                                                                      1,132,170                 1,102,115
                                                                                       ---------------           ---------------

     Total deposits                                                                          1,889,472                 1,809,362

Advances from the Federal Home Loan Bank of Topeka                                             600,024                   728,205
Securities sold under agreements to repurchase                                                  46,016                    38,694
Senior Notes                                                                                    21,545                    21,545
Other liabilities                                                                               22,012                    18,459

Mandatorily redeemable trust preferred securities                                               40,250                    40,250

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     20,646,769 shares issued and 19,157,425 shares outstanding at
     March 31, 2002 and 20,539,269 shares issued and 19,199,925
     shares outstanding at December 31, 2001                                                       206                       205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                                -                         -
   Additional paid-in capital                                                                  206,847                   205,773
   Retained earnings                                                                           129,559                   122,480
   Treasury stock, 1,489,344 shares at March 31, 2002 and 1,339,344
     shares at December 31, 2001, at cost                                                     (171,340)                 (169,031)
   Accumulated other comprehensive income, net of tax                                            2,160                     4,109
                                                                                       ---------------           ---------------

     Total stockholders' equity                                                                167,432                   163,536
                                                                                       ---------------           ---------------

     Total liabilities and stockholders' equity                                        $     2,786,751           $     2,820,051
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

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                -----------------------------------------
                                                                                     2002                      2001
                                                                                ---------------           ---------------
                                                                                               (unaudited)
Interest and dividend income:
   Loans                                                                        $        34,471           $        39,311
   Securities available for sale                                                          3,621                     8,165
   Securities held to maturity                                                            6,299                         -
   Federal Home Loan Bank of Topeka and Federal Reserve Bank stock                          518                       417
   Other investments                                                                        107                       998
                                                                                ---------------           ---------------
     Total interest and dividend income                                                  45,016                    48,891

Interest expense:
   Deposit accounts                                                                      13,652                    22,417
   Advances from the Federal Home Loan Bank of Topeka                                     6,482                     4,130
   Securities sold under agreements to repurchase and other borrowings                      127                       486
   Senior Notes                                                                             636                     1,213
   Trust preferred securities                                                               922                         -
                                                                                ---------------           ---------------
     Total interest expense                                                              21,819                    28,246

   Net interest and dividend income                                                      23,197                    20,645
   Provision for loan losses                                                             (1,800)                     (750)
                                                                                ---------------           ---------------
     Net interest and dividend income after provision for loan losses                    21,397                    19,895

Noninterest income:
   Deposit related income                                                                 4,293                     3,117
   Loan fees and loan service charges                                                       526                       505
   Net gains on sale of assets                                                               70                       105
   Other                                                                                    974                       874
                                                                                ---------------           ---------------
     Total noninterest income                                                             5,863                     4,601
                                                                                ---------------           ---------------

Noninterest expense:
   Compensation and employee benefits                                                     9,786                     7,822
   Equipment and data processing                                                          1,867                     1,624
   Occupancy                                                                              1,187                       970
   Advertising                                                                              139                       103
   Professional fees                                                                        264                       411
   Other                                                                                  3,432                     3,520
                                                                                ---------------           ---------------
     Total noninterest expense                                                           16,675                    14,450
                                                                                ---------------           ---------------

Income before income taxes and extraordinary item                                        10,585                    10,046
Provision for income taxes                                                                3,506                     3,271
                                                                                ---------------           ---------------

     Income before extraordinary item                                                     7,079                     6,775

Extraordinary item - purchase and retirement of Senior Notes,
  net of tax                                                                                  -                        (3)
                                                                                ---------------           ---------------

     Net income                                                                 $         7,079           $         6,772
                                                                                ===============           ===============

Earnings per share:
   Income before extraordinary item:
     Basic                                                                      $          0.37           $          0.33
                                                                                ===============           ===============
     Diluted                                                                    $          0.36           $          0.32
                                                                                ===============           ===============

   Net income:
     Basic                                                                      $          0.37           $          0.33
                                                                                ===============           ===============
     Diluted                                                                    $          0.36           $          0.32
                                                                                ===============           ===============

Average shares outstanding:
     Basic                                                                           19,174,092                20,538,853
                                                                                ===============           ===============
     Diluted                                                                         19,887,590                21,131,920
                                                                                ===============           ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                -----------------------------------------
                                                                                     2002                      2001
                                                                                ---------------           ---------------
                                                                                               (unaudited)
Cash provided (absorbed) by operating activities:
   Net income                                                                   $         7,079           $         6,772
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                        1,800                       750
         Deferred income tax expense                                                       (344)                       81
         Accretion of discounts and amortization of deferred fees on
           loans acquired and securities, net                                            (1,458)                   (1,061)
         Depreciation and amortization                                                      987                     1,381
         Net change in loans held for sale                                               (2,187)                   (1,848)
         Net gains on sale of assets                                                        (70)                     (105)
         Change in other assets                                                          (1,362)                   (5,266)
         Change in other liabilities                                                      5,597                       710
                                                                                ---------------           ---------------

             Net cash provided by operating activities                                   10,042                     1,351
                                                                                ---------------           ---------------

Cash provided (absorbed) by investing activities:
   Proceeds from principal collections on securities                                    102,572                    38,170
   Purchases of securities                                                              (35,020)                 (176,155)
   Purchases of Federal Home Loan Bank stock                                                  -                    (9,368)
   Proceeds from the sale of Federal Home Loan Bank stock                                 2,297                         -
   Change in loans receivable, net                                                        7,430                   (10,707)
   Proceeds from disposal of assets acquired through foreclosure and
     repossession                                                                           586                       528
   Purchases of premises and equipment                                                   (3,012)                   (1,131)
   Proceeds from sales of premises and equipment                                             39                         -
                                                                                ---------------           ---------------

             Net cash provided (absorbed) by investing activities                        74,892                  (158,663)
                                                                                ---------------           ----------------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                                        50,055                     3,594
   Change in time deposits                                                               30,055                  (137,057)
   Change in securities sold under agreements to repurchase                               7,322                     9,912
   Proceeds from advances from the Federal Home Loan Bank                               802,053                   813,113
   Repayments of advances from the Federal Home Loan Bank                              (930,234)                 (503,114)
   Proceeds from the issuance of common stock                                             1,075                        19
   Purchase of Senior Notes                                                                   -                      (100)
   Purchase of treasury stock                                                            (2,309)                        -
                                                                                ---------------           ---------------

             Net cash provided (absorbed) by financing activities                       (41,983)                  186,367
                                                                                ---------------           ---------------

Net change in cash and cash equivalents                                                  42,951                    29,055

Cash and cash equivalents at beginning of period                                         60,491                    43,971
                                                                                ---------------           ---------------

Cash and cash equivalents at end of period                                      $       103,442           $        73,026
                                                                                ===============           ===============

Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:
     Interest                                                                   $        20,972           $        28,510
                                                                                ===============           ===============
     Income taxes                                                               $             -           $          (503)
                                                                                ===============           ===============

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and
     repossession                                                               $           456           $           586
                                                                                ===============           ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      March 31, 2002 and December 31, 2001

(1)  BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Local Financial Corporation (the "Company") Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

(2)  LOANS RECEIVABLE

     Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                    MARCH 31, 2002         DECEMBER 31, 2001
                                                   ----------------        -----------------
                                                      (unaudited)
     Residential real estate                       $        210,890         $        215,408

     Commercial                                           1,586,812                1,593,432

     Held for sale                                            8,450                    6,263

     Consumer                                               186,458                  184,663
                                                   ----------------         ----------------

                Total loans                               1,992,610                1,999,766
     Less:
          Allowance for loan losses                         (27,657)                 (27,621)
                                                   ----------------         ----------------

                Loans receivable, net              $      1,964,953         $      1,972,145
                                                   ================         ================

(3)  ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

     Advances from the FHLB are summarized as follows (dollars in thousands):

                                  MARCH 31, 2002                        DECEMBER 31, 2001
                         ---------------------------------      ---------------------------------
                                              WEIGHTED                                WEIGHTED
                                              AVERAGE                                 AVERAGE
                           BALANCE        CONTRACTUAL RATE        BALANCE         CONTRACTUAL RATE
                         -----------      ----------------      -----------      -----------------
     Fixed rate          $   600,024             4.14%          $   728,205             3.75%
                         ===========      ================      ===========      =================

     Additionally, the Company had outstanding letters of credit with the FHLB of approximately $90.0 million and $77.1 million at March 31, 2002 and December 31, 2001, respectively. The letters of credit have one-year terms and were pledged to secure certain deposits.

     The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities which are not already pledged or otherwise encumbered. At March 31, 2002, the Company had approximately $765.4 million in eligible assets pledged against FHLB advances.

     At March 31, 2002, the Company had additional borrowing capacity of approximately $388.8 million under the FHLB credit policy.

     Scheduled principal repayments to the FHLB at March 31, 2002 are as follows (dollars in thousands):

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                          AMOUNT                CONTRACTUAL RATE
                                                       -------------            ----------------
               Year ending December 31, 2006
                 and thereafter                        $     600,024                   4.14%
                                                       =============            ================

(4)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at March 31, 2002 and December 31, 2001 and are summarized as follows (dollars in thousands):

                                                                     MARCH 31,            DECEMBER 31,
                                                                       2002                   2001
                                                                   -------------         -------------
     Average outstanding balance                                   $      39,391         $      42,987
     Weighted average interest rate during the period                       1.30%                 3.39%
     Maximum month-end balance                                     $      46,016         $      53,622
     Outstanding balance at end of period                          $      46,016         $      38,694
     Weighted average interest rate at end of period                        1.32%                 1.29%
     Mortgage-backed securities securing the agreements
       at period-end:
           Carrying value                                          $      52,734         $      53,885
           Estimated market value                                  $      53,641         $      54,978
     Accrued interest payable at the end of the period             $           -         $           -

(5)  STOCKHOLDERS' EQUITY

     In connection with the Company's private placement in 1997, warrants to buy 591,000 shares of common stock of the Company were issued to the placement agent. During the quarter ended March 31, 2002, 100,000 warrants were exercised for proceeds of $1,000,000. As of March 31, 2002, warrants totaling 153,333 remain outstanding. The warrants are exercisable for a five year period ending September 8, 2002 at an exercise price of $10 per share.

     During the quarter ended March 31, 2002, the Company repurchased 150,000 shares of the Company's common stock from an officer of the Company at market price amounting to $2.3 million.

(6)  COMMITMENTS AND CONTINGENCIES

     As of March 31, 2002, Local Oklahoma Bank (the "Bank") had entered into a commitment to purchase $20.0 million in new government agency securities to be issued in April. These securities were issued on April 30, 2002, and, accordingly, are not included in the accompanying March 31, 2002 consolidated statement of financial condition.

(7)  COMPREHENSIVE INCOME

     Comprehensive income for the periods ended March 31, 2002 and 2001 consists of (dollars in thousands):

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   -----------------------------------
                                                                       2002                 2001
                                                                   -------------         -------------
     Net income                                                    $       7,079         $       6,772

     Other comprehensive income (loss), net of tax:
        Unrealized gains (losses) on securities, net of
          reclassification adjustment                                     (1,949)                1,797
                                                                   -------------         -------------

     Comprehensive income                                          $       5,130         $       8,569
                                                                   =============         =============

(8)  NET INCOME PER SHARE

     Stock options and warrants to purchase 2,228,238 and 2,670,005 shares of common stock were outstanding as of March 31, 2002 and 2001, respectively. The stock options and warrants were included in the computation of diluted net income per share for 2002 and 2001 to the extent they were not anti-dilutive.

(9)  SEGMENTS

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

     In September 2001, the Company formed Local Financial Capital Trust I (the "Trust"), a wholly-owned finance subsidiary. The Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no other function other than the issuance of its securities and the related purchase of 9% junior subordinated debentures (the "Debentures") from the Company and to distribute payments referred thereon to the holders of its securities.

(10) NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15.5 million, which was subject to the transition provisions of Statement No. 142. The Company has determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the three months ended March 31, 2002, whereas this expense amounted to $335,000 for the quarter ended March 31, 2001. The Company's reported net income for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been $7.107 million compared to $7.079 million at March 31, 2002. Likewise, the Company's basic and diluted earnings per share for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been $.35 and $.34, respectively, compared to $.37 and $.36 at March 31, 2002, respectively.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", which supersedes SFAS No. 142 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management has determined the impact of adopting this statement will not have a material affect on the Company's consolidated financial position or results of operations.

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

     A reader should not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form 10-K for the year ended December 31, 2001, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2001 TO MARCH 31, 2002

     During the three months ended March 31, 2002, total assets remained relatively stable, declining $33.3 million or 1.2%. Interest-bearing deposits with other banks rose $58.6 million during the period as a result of a net decrease of $69.2 million in the Company's investment portfolio primarily due to principal paydowns and maturities. The Company's loans receivable, net of allowance, remained relatively stable at $1.96 billion at March 31, 2002 compared with $1.97 billion at December 31, 2001.

     Advances from the FHLB of Topeka declined $128.2 million or 17.6% from December 31, 2001 as the Company utilized an $80.1 million increase in deposits as well as the paydowns and maturities in its investment portfolio to meet its funding needs during the period.

     Total stockholders' equity increased $3.9 million during the quarter ended March 31, 2002. The increase in stockholders' equity came primarily as a result of earnings during the period offset by an increase in treasury shares. During the quarter ended March 31, 2002, the Company repurchased 150,000 shares at market value for $2.3 million as part of a stock repurchase program which began last year. The increases in additional paid-in capital during the period of $1.1 million were the result of an exercise of 100,000 warrants, which were part of the original 591,000 warrants issued in conjunction with the Company's 1997 private placement, as well as the exercise of 7,500 incentive stock options issued under the Company's 1998 Stock Option Plan. See Note 5 of the Notes to Consolidated Financial Statements. Accumulated other comprehensive income declined $1.9 million during the period. At March 31, 2002, the Company and the Bank exceeded all regulatory requirements to be considered well capitalized. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31,
2001

     NET INCOME. The Company reported income before extraordinary item of $7.1 million or $.37 basic earnings per share, up 12.1% from $.33 per share for the first quarter of 2001. Earnings per share data gives effect to the Company's repurchase of 1.5 million of its outstanding shares. The Company adopted Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002 and, as a result, no longer amortizes goodwill. There was no amortization expense for the three months ended March 31, 2002, whereas this expense amounted to $335,000 for the quarter ended March 31, 2001. The Company's reported net income for the three months ended March 31, 2001 adjusted for excluding the effects of goodwill amortization would have been $7.107 million compared to $7.079 million at March 31, 2002.

     NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the quarter was $23.2 million, an increase of 12.4% as compared to $20.6 million for the same quarter in the prior year. The average balance of interest-earning assets for the quarter increased over the first quarter of 2001 by $251.7 million or 10.5%, partially offsetting a 138 basis point decline in rates earned on those assets. Rates paid on interest-bearing liabilities declined 160 basis points between the comparative periods, offsetting an increase of $240.9 million or 11.0% in the average balance of those liabilities. Net interest margin in the quarter was 3.50% compared with 3.44% in the same quarter of the prior year. The improvement in net interest margin reflects the increasing spreads arising from funding benefits in the declining rate environment during the year.

     INTEREST INCOME. Total interest and dividend income totaled $45.0 million during the three months ended March 31, 2002, down 7.9% from the same period in the prior year, primarily due to the effect of market-driven rate declines on the average yield of the Company's loan portfolio. The 155 basis point decline in average yield on loans was partially offset by a $133.8 million increase in the average balance of loans between the comparative periods which occurred primarily in the commercial loan portfolio. Effective December 31, 2001, the Company reclassified a portion of its investment portfolio from available for sale to held to maturity. The Company's interest income received on its investment portfolio rose by 21.5% from $8.2 million during the quarter ended March 31, 2001 to $9.9 million during the quarter ended March 31, 2002. The increase in interest income on investments was attributable to an increase in the average balance of those investments which outpaced rate declines between the comparative periods.

     INTEREST EXPENSE. Total interest expense for the three months ended March 31, 2002 totaled $21.8 million, down $6.4 million or 22.8% from the same quarter in the prior year, primarily due to a 192 basis point decline in the rates paid on deposits coupled with a $67.7 million or 3.9% decline in the average balance of those deposits. Interest expense on advances from the FHLB increased $2.4 million or 57.0% for the three months ended March 31, 2002 as compared to the same period in the prior year as the Company relied upon lower cost advances as a funding source. During the quarter, the Company paid $922,000 in interest expense on its 9% cumulative trust preferred securities (the "Trust Preferred Securities") which were issued on September 20, 2001.

     PROVISION FOR LOAN LOSSES. The Company increased its provision for loan losses to $1.8 million for the quarter ended March 31, 2002, up from $750,000 for the same period last year, to cover net charge-offs and to recognize the increased probability that the recent economic slowdown will have an impact on its middle-market commercial borrowers. Charge-offs (net of recoveries) during the quarter were $1.8 million compared with $1.1 million during the same period in the prior year. The Company's basis for the provision for loan losses taken was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

     NONINTEREST INCOME. Noninterest income was $5.9 million for the quarter compared to $4.6 million during the same period in 2001. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other income. The Company's continued focus on fee income resulted in a 27.4% increase in noninterest income during the first quarter of 2002 as compared with the same period in the prior year, primarily as a result of increased deposit-related service charges.

     NONINTEREST EXPENSE. Noninterest expense for the quarter was $16.7 million, up 15.4% from $14.5 million during the same period in the prior year, primarily as a result of increases in compensation and data processing costs incurred to support new business and long-term growth strategies. The Company's January 1, 2002 adoption of Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, had the effect of reducing noninterest expense for the quarter ended March 31, 2002 by $335,000 through the elimination of goodwill amortization.

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

     The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2002, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                      MORE THAN
                                                       THREE TO      MORE THAN       THREE YEARS
                                      WITHIN THREE      TWELVE      ONE YEAR TO        TO FIVE       OVER FIVE
                                         MONTHS         MONTHS      THREE YEARS         YEARS         YEARS          TOTAL
                                      ------------    ----------    ------------    -------------    ----------    -----------
Interest-earning assets(1):
   Loans receivable(2)                $    796,879    $  308,292    $    507,575    $     213,628    $  155,648    $ 1,982,022
   Securities:
     Available for sale(3)                  30,792        12,838          63,818           13,249        15,766        136,463
     Held to maturity                       18,370        39,626         131,450          118,260       107,980        415,686
   Other interest-earning
     assets(4)                             139,575         3,783               -                -             -        143,358
                                      ------------    ----------    ------------    -------------    ----------    -----------
         Total                        $    985,616    $  364,539    $    702,843    $     345,137    $  279,394    $ 2,677,529
                                      ============    ==========    ============    =============    ==========    ===========

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                       $    217,420    $   26,625    $     56,873    $      43,079    $  168,800    $   512,797
     Passbook accounts                       3,087         9,260          18,938           13,223        30,596         75,104
     Certificates of deposit               334,313       622,561         129,391           42,473         3,432      1,132,170
   FHLB advances                                 -             -               -          100,000       500,024        600,024
   Securities sold under
     agreements to repurchase               46,016             -               -                -             -         46,016
   Senior Notes                                  -             -          21,545                -             -         21,545
   Mandatorily redeemable
     trust preferred securities                  -             -               -                -        40,250         40,250
                                      ------------    ----------    ------------    -------------    ----------    -----------
         Total                        $    600,836    $  658,446    $    226,747    $     198,775    $  743,102    $ 2,427,906
                                      ============    ==========    ============    =============    ==========    ===========

Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities        $    384,780    $ (293,907)   $    476,096    $     146,362    $ (463,708)   $   249,623
                                      ============    ==========    ============    =============    ==========    ===========

Cumulative excess of
  interest-earning assets over
  interest-bearing liabilities        $    384,780    $   90,873    $    566,969    $     713,331    $  249,623    $   249,623
                                      ============    ==========    ============    =============    ==========    ===========

Cumulative excess of
  interest-earning assets over
  interest-bearing liabilities
  as a percent of total assets               13.81%         3.26%          20.35%           25.60%         8.96%          8.96%
                                      ============    ==========    ============    =============    ==========    ===========

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

                                                                                THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------------------------------------------------
                                                                       2002                                     2001
                                                   ----------------------------------------  ---------------------------------------
                                                                                   AVERAGE                                 AVERAGE
                                                       AVERAGE                     YIELD/       AVERAGE                     YIELD/
                                                       BALANCE       INTEREST       COST        BALANCE        INTEREST      COST
                                                   --------------  ------------  ----------  --------------  -----------  ----------
ASSETS
Loans receivable(1)                                 $  2,006,484    $   34,471        6.96%   $  1,872,716    $  39,311        8.51%
Securities:
  Available for sale(2)                                  163,660         3,621        8.85         430,967        8,165        7.58
  Held to maturity                                       411,029         6,299        6.13               -            -           -
                                                    ------------    ----------                ------------    ---------
    Total securities                                     574,689         9,920        6.90         430,967        8,165        7.58
Other earning assets(3)                                   71,026           625        3.52          96,828        1,415        5.85
                                                    ------------    ----------                ------------    ---------
    Total interest-earning                             2,652,199        45,016        6.85%      2,400,511       48,891        8.23%
                                                                    ----------   =========                    ---------    ========
Noninterest-earning assets                               126,591                                   117,302
                                                    ------------                              ------------
    Total assets                                    $  2,778,790                              $  2,517,813
                                                    ============                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Transaction accounts(4)                           $    560,768         2,572        1.86%   $    513,071        4,450        3.52%
  Term certificates of deposit                         1,106,136        11,080        4.06       1,221,566       17,967        5.96
                                                    ------------    ----------                ------------    ---------
    Total deposits                                     1,666,904        13,652        3.32       1,734,637       22,417        5.24
FHLB advances                                            659,747         6,482        3.93         373,078        4,130        4.43
Securities sold under agreements to
  repurchase and other borrowings                         39,516           127        1.30          38,333          486        5.14
Senior Notes                                              21,545           636       11.81          41,062        1,213       11.81
Mandatorily redeemable trust preferred securities         40,250           922        9.16               -            -           -
                                                    ------------    ----------                ------------    ---------
    Total interest-bearing                             2,427,962        21,819        3.64%      2,187,110       28,246        5.24%
                                                                    ----------   =========                    ---------    ========
Noninterest-bearing liabilities                          185,856                                   171,514
Stockholders' equity                                     164,972                                   159,189
                                                    ------------                              ------------
    Total liabilities and stockholders' equity      $  2,778,790                              $  2,517,813
                                                    ============                              ============
Net interest-earning assets                         $    224,237                              $    213,401
                                                    ============                              ============
Net interest income/interest rate spread                            $   23,197        3.21%                   $  20,645        2.99%
                                                                    ==========   =========                    =========    ========
Net interest margin                                                                   3.50%                                    3.44%
                                                                                 =========                                 ========
Ratio of average interest-earning to average
  interest-bearing                                                                  109.24%                                  109.76%
                                                                                 =========                                 ========

----------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.
(2)  Includes the market valuation accounts.
(3) Includes interest-bearing deposits, Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock.
(4)  Includes passbook, NOW and money market accounts.

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

     The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2002, the Company had $388.8 million in available borrowing capacity with the FHLB.

     At March 31, 2002, the Company had approximately $317.1 million of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans and an additional $8.4 million in performance standby letters of credit. Certificates of deposit which are scheduled to mature or reprice within one year totaled $956.9 million at March 31, 2002, and borrowings which are scheduled to mature or reprice within the same period amounted to $46.0 million. The Company anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

     On September 8, 1997 and in connection with the Company's recapitalization, the Company issued $80.0 million of Senior Notes. As of March 31, 2002, the Company has purchased and retired $58.5 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.5 million of Senior Notes have an annual debt service requirement of $2.4 million (or $1.2 million for each semi-annual period).

     CAPITAL RESOURCES. The Company issued $35 million in Trust Preferred Securities in September 2001 with an additional issuance of $5.3 million on October 3, 2001. The Trust Preferred Securities increased the Company's regulatory capital, which allows for the continued growth of its banking franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides the Company with a cost-effective form of capital.

     Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2002, the Company exceeded all applicable capital requirements to be well capitalized by having a total risk-based capital ratio of 10.86%, a tier I risk-based capital ratio of 9.60% and a leverage ratio of 6.89%.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables present contractual cash obligations and commercial commitments of the Company as of March 31, 2002. See Note 3 of the Notes to the Consolidated Financial Statements and "--Liquidity and Capital Resources" (dollars in thousands):

                                                                       Payments due by Period
                                                  --------------------------------------------------------------------
                                                                                              More Than
                                                                Less than       One to       Three Years      Over
       Contractual Cash Obligations                 Total        One Year     Three Years   to Five Years  Five Years
-----------------------------------------         ----------    ----------    -----------   -------------  -----------
FHLB advances                                     $  600,024    $        -    $         -    $   100,000    $  500,024
Senior Notes                                          21,545             -         21,545              -             -
Mandatorily redeemable trust preferred
  securities                                          40,250             -              -              -        40,250
Operating leases                                       7,686         1,064          1,481            847         4,294
Data processing maintenance obligation                 1,060             -            530            530             -
                                                  ----------    ----------    -----------    -----------    ----------
       Total contractual cash obligations         $  670,565    $    1,064    $    23,556    $   101,377    $  544,568
                                                  ==========    ==========    ===========    ===========    ==========

     In order to support strategic objectives, during 2001 management initiated a project to return its mainframe operations to an internally supported function. The Company's mainframe processing has been operated in a data center operated by a third-party servicer. During the first quarter of 2002, the Company brought its mainframe processing in-house. The Company does not anticipate this action will have a material impact on its consolidated financial condition and the contractual obligations are reflected above.

                                                                 Amount of Commitment Expiration Per Period
                                                  --------------------------------------------------------------------
                                                                                              More Than
                                                   Unfunded      Less than       One to       Three Years       Over
          Commercial Commitments                  Commitments     One Year     Three Years   to Five Years  Five Years
-----------------------------------------         -----------    ----------    -----------   -------------   ----------
Lines of credit                                   $   236,827    $  142,440    $    86,001    $     7,496    $      890
Standby letters of credit                               8,427         7,722            705              -             -
Other commercial commitments                           78,367        12,768          4,627         17,550        43,422
                                                  -----------    ----------    -----------    -----------    ----------
       Total commercial commitments               $   323,621    $  162,930    $    91,333    $    25,046    $   44,312
                                                  ===========    ==========    ===========    ===========    ==========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" included in the Company's Form 10-K for the year ended December 31, 2001 for Quantitative and Qualitative Disclosures about Market Risk.

PART II     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.       Exhibits

     None

     b.       Reports on Form 8-K

     The Company filed the following Form 8-K during the quarter ended March 31, 2002:

     1. A Form 8-K dated February 4, 2002 was filed pursuant to the release of earnings for 2001.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     LOCAL FINANCIAL CORPORATION


Date:         May 8, 2002                            By /s/ Edward A. Townsend
                                                     ------------------------
                                                     Edward A. Townsend
                                                     Chairman of the Board
                                                     Chief Executive Officer


                                                     LOCAL FINANCIAL CORPORATION


Date:         May 8, 2002                            By /s/ Richard L. Park
                                                     ---------------------
                                                     Richard L. Park
                                                     Chief Financial Officer