Form 10-Q
period 2002-06-30
LOCAL FINANCIAL CORP /NV
filed 2002-08-13
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of July 22, 2002 were as follows:

                                NUMBER OF SHARES
                          -----------------------------
                                   19,179,592

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  June 30, 2002 (unaudited) and December 31, 2001................................................1

                  Consolidated Statements of Operations-
                  For the Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)...................2

                  Consolidated Statements of Cash Flows-
                  For the Six Months Ended June 30, 2002 and 2001 (unaudited)....................................3

                  Notes to Consolidated Financial Statements.....................................................4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................8

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................15

PART II. OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders...........................................16

     Item 6.      Exhibits and Reports on Form 8-K..............................................................16

Signatures        ..............................................................................................17

PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                                JUNE 30, 2002        DECEMBER 31, 2001
                                                                               ----------------      -----------------
                                                                                (unaudited)
                                 ASSETS

Cash and due from banks                                                        $         42,447      $         50,791
Interest bearing deposits with other banks                                                9,500                 9,700
Securities:
   Available for sale                                                                   100,081               193,736
   Held to maturity                                                                     492,256               430,956
                                                                               ----------------      ----------------
     Total securities                                                                   592,337               624,692
Loans receivable, net of allowance for loan losses of $28,354 at
   June 30, 2002 and $27,621 at December 31, 2001                                     1,981,542             1,972,145
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                 35,717                42,213
Premises and equipment, net                                                              40,510                38,751
Assets acquired through foreclosure and repossession, net                                   950                 1,910
Intangible assets, net                                                                   15,548                15,548
Current and deferred taxes, net                                                           6,685                 7,408
Other assets                                                                             58,734                56,893
                                                                               ----------------      ----------------
     Total assets                                                              $      2,783,970      $      2,820,051
                                                                               ================      ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                      $        680,345      $        636,315
   Savings                                                                               75,497                70,932
   Time                                                                               1,127,799             1,102,115
                                                                               ----------------      ----------------
     Total deposits                                                                   1,883,641             1,809,362

Advances from the Federal Home Loan Bank of Topeka                                      603,024               728,205
Securities sold under agreements to repurchase                                           33,698                38,694
Senior Notes                                                                             21,545                21,545
Other liabilities                                                                        26,703                18,459

Mandatorily redeemable trust preferred securities                                        40,250                40,250

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,668,936 shares issued and 19,179,592 shares outstanding at June 30, 2002 and
     20,539,269 shares issued and 19,199,925
     shares outstanding at December 31, 2001                                                206                   205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                        --                    --
   Additional paid-in capital                                                           206,962               205,773
   Retained earnings                                                                    137,024               122,480
   Treasury stock, 1,489,344 shares at June 30, 2002 and 1,339,344
     shares at December 31, 2001, at cost                                              (171,340)             (169,031)
   Accumulated other comprehensive income, net of tax                                     2,257                 4,109
                                                                               ----------------      ----------------
     Total stockholders' equity                                                         175,109               163,536
                                                                               ----------------      ----------------
     Total liabilities and stockholders' equity                                $      2,783,970      $      2,820,051
                                                                               ================      ================

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                           June 30,
                                                          ------------------------------      ------------------------------
                                                              2002              2001              2002              2001
                                                          ------------      ------------      ------------      ------------
                                                                                      (unaudited)
Interest income:
   Loans                                                  $     35,008      $     38,003      $     69,479      $     77,314
   Securities available for sale                                 1,664             9,071             5,285            17,236
   Securities held to maturity                                   6,685                --            12,984                --
   Federal Home Loan Bank of Topeka and
     Federal Reserve Bank stock                                    448               499               966               916
   Other investments                                               342               376               449             1,374
                                                          ------------      ------------      ------------      ------------
       Total interest income                                    44,147            47,949            89,163            96,840

Interest expense:
   Deposit accounts                                             13,272            19,461            26,924            41,878
   Advances from the Federal Home Loan Bank of Topeka            6,302             5,435            12,784             9,565
   Securities sold under agreements to repurchase and
     other borrowings                                              121               530               248             1,016
   Senior Notes                                                    637             1,212             1,273             2,425
   Trust preferred securities                                      921                --             1,843                --
                                                          ------------      ------------      ------------      ------------
       Total interest expense                                   21,253            26,638            43,072            54,884

   Net interest income                                          22,894            21,311            46,091            41,956
   Provision for loan losses                                    (1,800)           (1,150)           (3,600)           (1,900)
                                                          ------------      ------------      ------------      ------------
       Net interest income after provision for loan             21,094            20,161            42,491            40,056
         losses

Noninterest income:
   Deposit related income                                        4,825             3,805             9,118             6,922
   Loan fees and loan service charges                              630               674             1,156             1,179
   Net gains on sale of assets                                     604               201               674               306
   Other                                                           907               841             1,881             1,715
                                                          ------------      ------------      ------------      ------------
       Total noninterest income                                  6,966             5,521            12,829            10,122
                                                          ------------      ------------      ------------      ------------

Noninterest expense:
   Compensation and employee benefits                           10,209             8,630            19,995            16,452
   Equipment and data processing                                 1,351             1,615             3,218             3,239
   Occupancy                                                     1,077               921             2,264             1,891
   Advertising                                                     182                86               321               189
   Professional fees                                               309               253               573               664
   Other                                                         3,761             3,653             7,193             7,173
                                                          ------------      ------------      ------------      ------------
       Total noninterest expense                                16,889            15,158            33,564            29,608
                                                          ------------      ------------      ------------      ------------

Income before provision for income taxes and                    11,171            10,524            21,756            20,570
  extraordinary item
Provision for income taxes                                       3,706             3,472             7,212             6,743
                                                          ------------      ------------      ------------      ------------

       Income before extraordinary item                          7,465             7,052            14,544            13,827

Extraordinary item - purchase and retirement of
  Senior Notes, net of tax                                          --                (1)               --                (4)
                                                          ------------      ------------      ------------      ------------

       Net income                                         $      7,465      $      7,051      $     14,544      $     13,823
                                                          ============      ============      ============      ============

Earnings per share:
   Income before extraordinary item:
     Basic                                                $       0.39      $       0.34      $       0.76      $       0.67
                                                          ============      ============      ============      ============
     Diluted                                              $       0.37      $       0.33      $       0.73      $       0.65
                                                          ============      ============      ============      ============

   Net income:
     Basic                                                $       0.39      $       0.34      $       0.76      $       0.67
                                                          ============      ============      ============      ============
     Diluted                                              $       0.37      $       0.33      $       0.73      $       0.65
                                                          ============      ============      ============      ============

Average shares outstanding:
     Basic                                                  19,170,425        20,539,209        19,172,248        20,539,032
                                                          ============      ============      ============      ============
     Diluted                                                19,993,691        21,226,583        19,949,596        21,181,118
                                                          ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           ------------------------------
                                                                                               2002              2001
                                                                                           ------------      ------------
                                                                                                    (unaudited)
Cash provided (absorbed) by operating activities:
   Net income                                                                              $     14,544      $     13,823
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                  3,600             1,900
       Deferred income tax expense                                                                 (361)             (665)
       Accretion of discounts and amortization of deferred fees on loans acquired and
         securities, net                                                                         (1,442)           (1,507)
       Depreciation and amortization                                                              2,041             2,654
       Net change in loans held for sale                                                          4,533            (4,317)
       Net gains on sale of assets                                                                 (674)             (306)
       Change in other assets                                                                    (2,361)           (3,333)
       Change in other liabilities                                                               10,288              (670)
                                                                                           ------------      ------------

         Net cash provided by operating activities                                               30,168             7,579
                                                                                           ------------      ------------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                                          54,239                --
   Proceeds from principal collections on securities                                            143,110            91,615
   Purchases of securities                                                                     (166,007)         (246,008)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                              (933)           (9,368)
   Proceeds from the sale of Federal Home Loan Bank stock                                         7,429                --
   Change in loans receivable, net                                                              (17,560)          (20,666)
   Proceeds from disposal of assets acquired through foreclosure and repossession                 1,824             1,087
   Purchases of premises and equipment                                                           (3,860)           (2,145)
   Proceeds from sales of premises and equipment                                                     63                46
                                                                                           ------------      ------------

         Net cash provided (absorbed) by investing activities                                    18,305          (185,439)
                                                                                           ------------      ------------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                                                48,595            20,152
   Change in time deposits                                                                       25,684          (159,387)
   Change in securities sold under agreements to repurchase                                      (4,996)           27,993
   Proceeds from advances from the Federal Home Loan Bank                                       880,075           813,113
   Repayments of advances from the Federal Home Loan Bank                                    (1,005,256)         (503,115)
   Proceeds from the issuance of common stock                                                     1,190                19
   Purchase of Senior Notes                                                                          --              (150)
   Purchase of treasury stock                                                                    (2,309)               --
                                                                                           ------------      ------------

         Net cash provided (absorbed) by financing activities                                   (57,017)          198,625
                                                                                           ------------      ------------

Net change in cash and cash equivalents                                                          (8,544)           20,765

Cash and cash equivalents at beginning of period                                                 60,491            43,971
                                                                                           ------------      ------------

Cash and cash equivalents at end of period                                                 $     51,947      $     64,736
                                                                                           ============      ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                              $     41,778      $     54,068
                                                                                           ============      ============
     Income taxes                                                                          $      1,500      $      6,162
                                                                                           ============      ============

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and repossession               $        864      $      1,220
                                                                                           ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                       June 30, 2002 and December 31, 2001


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


(2)      LOANS RECEIVABLE


         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                JUNE 30, 2002        DECEMBER 31, 2001
                                               ----------------      -----------------
          Residential real estate              $        206,535      $        215,408

          Commercial                                  1,609,089             1,593,432

          Held for sale                                   1,730                 6,263

          Consumer                                      192,542               184,663
                                               ----------------      ----------------

                     Total loans                      2,009,896             1,999,766
          Less:
               Allowance for loan losses                (28,354)              (27,621)
                                               ----------------      ----------------

                     Loans receivable, net     $      1,981,542      $      1,972,145
                                               ================      ================

 (3)     ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                          JUNE 30, 2002                             DECEMBER 31, 2001
                            ------------------------------------------  ------------------------------------------
                                                       WEIGHTED                                    WEIGHTED
                                                        AVERAGE                                     AVERAGE
                                  BALANCE          CONTRACTUAL RATE           BALANCE          CONTRACTUAL RATE
                            --------------------  --------------------  --------------------  --------------------
          Fixed rate          $    603,024                 4.13%          $    728,205                 3.75%
                              ============          ===========           ============          ===========

         Additionally, the Company had outstanding letters of credit with the FHLB of approximately $99.8 million and $77.1 million at June 30, 2002 and December 31, 2001, respectively. The letters of credit have one-year terms and were pledged to secure certain deposits.

         The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities which are not already pledged or otherwise encumbered. At June 30, 2002, the Company had approximately $744.2 million in eligible assets pledged against FHLB advances.

         At June 30, 2002, the Company had additional borrowing capacity of approximately $451.0 million under the FHLB credit policy.

         Scheduled principal repayments to the FHLB at June 30, 2002 are as follows (dollars in thousands):

                                                                                            WEIGHTED
                                                                                             AVERAGE
                          YEAR ENDING DECEMBER 31,                 AMOUNT               CONTRACTUAL RATE
                                                           ------------------------  ------------------------
                                2002                         $         3,000                     2.15%
                                2006 and thereafter                  600,024                     4.14
                                                             ---------------

                                                             $       603,024                     4.13%
                                                             ===============         ================

 (4)     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at June 30, 2002 and December 31, 2001 and are summarized as follows (dollars in thousands):

                                                                             JUNE 30,             DECEMBER 31,
                                                                              2002                    2001
                                                                          --------------         --------------
          Average outstanding balance                                     $       38,355         $       42,987
          Weighted average interest rate during the period                          1.30%                  3.39%
          Maximum month-end balance                                       $       46,016         $       53,622
          Outstanding balance at end of period                            $       33,698         $       38,694
          Weighted average interest rate at end of period                           1.30%                  1.29%
          Mortgage-backed securities securing the agreements
             at period-end:
               Carrying value                                             $       47,630         $       53,885
               Estimated market value                                     $       49,176         $       54,978
          Accrued interest payable at the end of the period               $           --         $           --

 (5)     STOCKHOLDERS' EQUITY

         In connection with the Company's private placement in 1997, warrants to buy 591,000 shares of common stock of the Company were issued to the placement agent. During the six months ended June 30, 2002, 106,667 warrants were exercised for proceeds of $1.1 million. As of June 30,

         2002, warrants totaling 146,666 remain outstanding. The warrants are exercisable for a five year period ending September 8, 2002 at an exercise price of $10 per share.

         During the six months ended June 30, 2002, the Company repurchased 150,000 shares of the Company's common stock from an officer of the Company at market price amounting to $2.3 million.

(6)      COMPREHENSIVE INCOME

         Comprehensive income for the three and six-month periods ended June 30, 2002 and 2001 consists of (dollars in thousands):

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                        -----------------------------     ------------------------------
                                                            2002             2001            2002               2001
                                                        ------------     ------------     -----------       ------------
          Net income                                    $      7,465     $      7,051     $    14,544       $     13,823

          Other comprehensive income (loss), net of tax:
               Unrealized gains (losses) on securities,
                 net of reclassification adjustment               97             (172)         (1,852)             1,625
                                                        ------------     ------------     -----------       ------------

          Comprehensive income                          $      7,562     $      6,879     $    12,692       $     15,448
                                                        ============     ============     ===========       ============

 (7)     NET INCOME PER SHARE

         Stock options and warrants to purchase 2,196,671 and 2,674,005 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively. The stock options and warrants were included in the computation of diluted net income per share for 2002 and 2001.

(8)      SEGMENTS

         The Company operates as one segment. The operating information used by the Company's chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, National Association, (the "Bank") a national banking association. The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information.

         In September 2001, the Company formed Local Financial Capital Trust I (the "Trust"), a wholly-owned finance subsidiary. The Trust does not qualify as an operating segment under SFAS No. 131 and has no independent operations and no other function other than the issuance of its securities and the related purchase of 9% junior subordinated debentures (the "Debentures") from the Company and to distribute payments received thereon to the holders of its securities.

(9)      NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15.5 million, which was subject to the transition provisions of Statement No. 142. The Company has determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the three and six months ended June 30, 2002, whereas this expense amounted to $335,000 and $670,000 for the three and six months ended June 30, 2001, respectively. The Company's net income for the three and six months ended June 30, 2001, excluding the effects of goodwill amortization, would have been $7.4 million and $14.5 million, respectively, compared to $7.5 million and $14.5 million for the three and six months ended June 30, 2002, respectively. Excluding the effects of goodwill amortization, the earnings per share for the three and six months ended June 30, 2001 would have been $.36 basic and $.35 diluted, and $.70 basic and $.68 diluted, respectively.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement as of July 1, 2002 had no effect on the Company's consolidated financial position or results of operations.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. As it relates to the Company, the statement eliminates the extraordinary loss classification on early debt extinguishments. Instead, the premiums and other costs associated with the early extinguishment of debt would be reflected in pre-tax results similar to other debt-related expenses, such as interest expense and amortization of issuance costs. The statement will be effective for fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company). Upon adoption, the Company must reclassify the extraordinary losses incurred in prior periods (including 2001 and 2000) as pre-tax items. The result of the adoption of this statement will not modify or adjust net income for any period and does not impact the Company's compliance with its various debt covenants.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2001 TO JUNE 30, 2002

         During the six months ended June 30, 2002, total assets declined $36.1 million or 1.3%. The Company's security portfolio declined $32.4 million or 5.18% as a result of normal paydowns and maturities as well as sales during the period. The Company's loans receivable, net of allowance, remained relatively stable at $1.98 billion at June 30, 2002 compared with $1.97 billion at December 31, 2001. The Company continues to experience growth in its commercial loan portfolio where balances rose $15.7 million during the period. However, total loan growth has slowed in recent periods with residential balances declining $8.9 million during the period due to normal amortization.

         Total deposits rose $74.3 million or 4.1% during the six months ended June 30, 2002 with the majority of this growth occurring in demand and time deposits. Advances from the FLHB of Topeka declined $125.2 million or 17.2% during the period as the Company utilized the increase in deposits as well as cash generated from paydowns, maturities and sales in the securities portfolio to meet its funding needs.

         Total stockholders' equity increased $11.6 million during the six months ended June 30, 2002. The increase in stockholders' equity came primarily as a result of earnings during the period offset by an increase in treasury shares and a decline in accumulated other comprehensive income. During the period, the Company repurchased 150,000 shares at market value for $2.3 million as part of a stock repurchase program which began last year. The increase in additional paid-in capital of $1.2 million was the result of an exercise of 106,667 warrants, which were part of the original 591,000 warrants issued in conjunction with the Company's 1997 private placement, as well as the exercise of 23,000 incentive stock options issued under the Company's 1998 Stock Option Plan. See Note 5 of the Notes to Consolidated Financial

Statements. At June 30, 2002, the Company and the Bank exceeded all regulatory requirements to be considered well capitalized. See "--Liquidity and Capital Resources".

         On July 17, 2002, the Company announced its intent to acquire U.S. National Bank, a privately-held institution located in Midwest City, Oklahoma, with total assets of $34.2 million, deposits of $28.4 million, liabilities of $30.4 million and stockholders' equity of $3.8 million. The acquisition will not have a material impact on the consolidated financial condition of the Company. The acquisition will bring total deposits in the Midwest City market to $113.6 million, a significant presence in that area.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Net Income. Net income for the six and three months ended June 30, 2002 was $14.5 million and $7.5 million, respectively, up from $13.8 million and $7.1 million for the same respective period last year. Diluted earnings per share for the six months ended June 30, 2002 were $.73, up 12.3% from the same period last year. Diluted earnings per share for the quarter were $.37, up 12.1% from the same quarter in the prior year. Earnings per share data in both periods gives effect to the Company's purchase of 1.5 million of its outstanding shares in 2001 and 2002 and elimination of amortization of goodwill in 2002. The Company discontinued its amortization of goodwill following its January 1, 2002 adoption of Statement No. 142, Goodwill and Other Intangible Assets. See Note 9 of the Notes to Consolidated Financial Statements. There was no amortization expense for the six and three months ended June 30, 2002, whereas this expense amounted to $670,000 and $335,000 for the six and three months ended June 30, 2001, respectively. The Company's reported net income for the six months ended June 30, 2001, excluding the effects of goodwill amortization, would have been $14.5 million compared with $13.8 million as reported. Accordingly, net income for the three months ended June 30, 2001, excluding the effects of goodwill amortization, would have been $7.4 million compared to $7.1 million as reported.

         Net Interest Income. Net interest income totaled $46.1 million in the six months ended June 30, 2002 as compared to $42.0 million during the same period in the prior year. Net interest income in the three-month comparative periods ended June 30, 2002 and 2001 totaled $22.9 million and $21.3 million, respectively. In both comparative periods, the increase was primarily attributable to increasing spreads. Net interest margin was 3.47% year-to-date compared to 3.45% last year at this time. On a sequential quarter basis, spreads continue to decline as rates on interest-earning assets decline more rapidly than rates on interest-bearing liabilities. Low interest rates, over a prolonged period of time, as well as soft loan demand, will impact profitability adversely.

         Interest Income. Total interest income decreased by $7.7 million or 7.9% during the six months ended June 30, 2002 as compared to the same period in the prior year, and fell by $3.8 million or 7.9% during the three months ended June 30, 2002 compared to the same period in the prior year. Prepayment penalties are included in interest income and had the effect of mitigating these declines somewhat. However, notwithstanding the effects of prepayment penalties, the decline in interest income during the six and three-month comparative periods was due primarily to declines in the average yield on the Company's loan portfolio, which dropped from 8.28% to 6.99% in the six-month comparative periods and from 8.05% to 7.05% in the three-month comparative periods. These rate declines were offset to a certain extent by increases in the average balance of loans receivable which rose $115.2 million or 6.12% and $96.8 million or 5.12% in both the six and three-month comparative periods.

         Interest Expense. Total interest expense decreased $11.8 million or 21.5% in the six months ended June 30, 2002 as compared to the same period in the prior year. Total interest expense decreased $5.4 million or 20.2% during the three months ended June 30, 2002 as compared to the same period in the prior year. The decreases in both comparative periods were primarily the result of the declining cost of deposits. The Company's average cost of deposits in the six-month period ended June 30, 2002 was 3.20% as compared with 5.01% during the same period in the prior year. Likewise, the Company's average cost of deposits in the three-month period ended June 30, 2002 was 3.08% as compared with 4.76% during the same period in the prior year. Declines in the average cost of deposits in both periods offset modest increases in the average balance of total deposits in those periods. Interest expense on FHLB advances increased in the comparative three and six-month periods primarily due to increases in the average balance of borrowings during those periods, which offset the decline in rates paid on those borrowings. During the periods presented, interest expense on Senior Notes consisted of interest accrued with respect to the Senior Notes issued in connection with the 1997 purchase and recapitalization of the Company. During the past three years, the Company has successfully purchased and retired $58.5 million of the original $80.0 million 11% Senior Notes, resulting in the continued decrease in interest expense. Additionally, during the three and six-month periods ended June 30, 2002, the Company paid $921,000 and $1.8 million, respectively, in interest expense on its 9% cumulative trust preferred securities (the "Trust Preferred Securities"), which were issued in September and October 2001.

         Provision for Loan Losses. The Company increased its provision for loan losses to $1.8 million during the second quarter from $1.2 million during the same quarter last year, bringing the year-to-date provision to $3.6 million versus $1.9 million at this date last year. Charge-offs (net of recoveries) in the six and three-month periods ended June 30, 2002 were $2.9 million and $1.1 million, respectively. The Company's basis for provisions was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.

         Noninterest Income. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets and other income. Total noninterest income increased $2.7 million or 26.7% during the six months ended June 30, 2002 and $1.4 million or 26.2% during the three months ended June 30, 2002. Contributing to this increase was deposit-related income growth in both comparative periods, primarily attributable to the success of our High Performance Checking campaign as well as increased account analysis fees from commercial cash management services. Net gains on sales of assets during the quarter ended June 30, 2002 included gains on sale of securities, which was offset by a loss on the sale of a classified loan (for a net nonrecurring gain of $417,000), combined with $187,000 in gains from on-going sales of single-family residential and student loans.

         Noninterest Expense. Total noninterest expense increased $4.0 million or 13.4% during the six months ended June 30, 2002 and $1.7 million or 11.4% during the three months ended June 30, 2002. The increases in noninterest expense were primarily attributable to compensation and advertising increases considered necessary to support long-term strategic and marketing initiatives.

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


         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2002, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                        MORE THAN
                                                         THREE TO        MORE THAN     THREE YEARS
                                      WITHIN THREE       TWELVE         ONE YEAR TO      TO FIVE       OVER FIVE
                                         MONTHS          MONTHS         THREE YEARS       YEARS           YEARS           TOTAL
                                      ------------    ------------     ------------    ------------    ------------    ------------
Interest-earning assets(1):
   Loans receivable(2)                $    784,802    $    282,350     $    499,826    $    228,899    $    207,248    $  2,003,125
   Securities:
     Available for sale(3)                  23,628          39,196           23,236           9,169           1,381          96,610
     Held to maturity                       32,247          77,525          207,065         110,201          65,218         492,256
   Other interest-earning assets(4)         83,799           3,865               --              --              --          87,664
                                      ------------    ------------     ------------    ------------    ------------    ------------
         Total                        $    924,476    $    402,936     $    730,127    $    348,269    $    273,847    $  2,679,655
                                      ============    ============     ============    ============    ============    ============

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                       $    215,493    $     26,716     $     57,104    $     43,282    $    169,763    $    512,358
     Passbook accounts                       3,103           9,309           19,037          13,292          30,756          75,497
     Certificates of deposit               379,429         540,831          133,906          70,071           3,562       1,127,799
   FHLB advances                             3,000              --               --         100,000         500,024         603,024
   Securities sold under
     agreements to repurchase               33,698              --               --              --              --          33,698
   Senior Notes                                 --              --           21,545              --              --          21,545
   Mandatorily redeemable trust
      preferred securities                      --              --               --              --          40,250          40,250
                                      ------------    ------------     ------------    ------------    ------------    ------------
         Total                        $    634,723    $    576,856     $    231,592    $    226,645    $    744,355    $  2,414,171
                                      ============    ============     ============    ============    ============    ============

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities       $    289,753    $   (173,920)    $    498,535    $    121,624    $   (470,508)   $    265,484
                                      ============    ============     ============    ============    ============    ============

Cumulative excess of interest-
   earning assets over
   interest-bearing liabilities       $    289,753    $    115,833     $    614,368    $    735,992    $    265,484    $    265,484
                                      ============    ============     ============    ============    ============    ============


Cumulative excess of interest-
   earning assets over
   interest-bearing liabilities
   as a percent of total assets              10.41%           4.16%           22.07%          26.44%           9.54%           9.54%
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

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------------------
                                                                 2002                                     2001
                                                  ------------------------------------    ------------------------------------
                                                                              AVERAGE                                 AVERAGE
                                                   AVERAGE                    YIELD/       AVERAGE                     YIELD/
                                                   BALANCE     INTEREST        COST        BALANCE      INTEREST       COST
                                                  ----------   ----------   ----------    ----------   ----------   ----------
ASSETS
Loans receivable(1)                               $1,985,362   $   35,008         7.05%   $1,888,583   $   38,003         8.05%
Securities:
   Available for sale(2)                             110,463        1,664         6.03       505,068        9,071         7.18
   Held to maturity                                  450,972        6,685         5.93            --           --           --
                                                  ----------   ----------                 ----------   ----------
     Total securities                                561,435        8,349         5.95       505,068        9,071         7.18
Other earning assets(3)                              118,293          790         2.67        64,799          875         5.40
                                                  ----------   ----------                 ----------   ----------
     Total interest-earning assets                 2,665,090       44,147         6.63%    2,458,450       47,949         7.80%
                                                               ----------   ==========                 ----------   ==========
Noninterest-earning assets                           128,034                                 119,462
                                                  ----------                              ----------
     Total assets                                 $2,793,124                              $2,577,912
                                                  ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                        $  594,471        2,726         1.84%   $  520,245        3,800         2.93%
   Term certificates of deposit                    1,134,201       10,546         3.73     1,118,942       15,661         5.61
                                                  ----------   ----------                 ----------   ----------
     Total deposits                                1,728,672       13,272         3.08     1,639,187       19,461         4.76
FHLB advances                                        603,996        6,302         4.13       500,027        5,435         4.30
Securities sold under agreements to repurchase
   and other borrowings                               37,330          121         1.30        52,601          530         4.04
Senior Notes                                          21,545          637        11.81        41,036        1,212        11.81
Mandatorily redeemable trust preferred
   securities                                         40,250          921         9.16            --           --           --
                                                  ----------   ----------                 ----------   ----------
     Total interest-bearing                        2,431,793       21,253         3.51%    2,232,851       26,638         4.79%
                                                               ----------   ==========                 ----------   ==========
Noninterest-bearing liabilities                      191,445                                 178,386
Stockholders' equity                                 169,886                                 166,675
                                                  ----------                              ----------
     Total liabilities and stockholders' equity   $2,793,124                              $2,577,912
                                                  ==========                              ==========
Net interest-earning assets                       $  233,297                              $  225,599
                                                  ==========                              ==========
Net interest income/interest rate spread                       $   22,894         3.12%                $   21,311         3.01%
                                                               ==========   ==========                 ==========   ==========
Net interest margin                                                               3.44%                                   3.47%
                                                                            ==========                              ==========
Ratio of average interest-earning to average
   interest-bearing                                                             109.59%                                 110.10%
                                                                            ==========                              ==========
                                                                              SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------------------------
                                                                 2002                                   2001
                                                 ------------------------------------    ------------------------------------
                                                                             AVERAGE                                AVERAGE
                                                  AVERAGE                     YIELD/     AVERAGE                     YIELD/
                                                  BALANCE      INTEREST       COST        BALANCE     INTEREST       COST
                                                 ----------   ----------   ----------    ----------   ----------   ----------
ASSETS
Loans receivable(1)                              $1,995,866   $   69,479         6.99%   $1,880,695   $   77,314         8.28%
Securities:
   Available for sale(2)                            136,915        5,285         7.72       468,222       17,236         7.36
   Held to maturity                                 431,111       12,984         6.02            --           --           --
                                                 ----------    ----------                ----------   ----------
     Total securities                               568,026       18,269         6.43       468,222       17,236         7.36
Other earning assets(3)                              94,790        1,415         2.99        80,724        2,290         5.67
                                                 ----------    ----------                ----------   ----------
     Total interest-earning assets                2,658,682       89,163         6.73%    2,429,641       96,840         8.01%
                                                              ----------   ==========                 ----------   ==========
Noninterest-earning assets                          127,302                                 118,372
                                                 ----------                              ----------
     Total assets                                $2,785,984                              $2,548,013
                                                 ==========                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                       $  577,712        5,298         1.85%   $  516,678        8,250         3.22%
   Term certificates of deposit                   1,120,246       21,626         3.89     1,169,970       33,628         5.80
                                                 ----------    ----------                ----------   ----------
     Total deposits                               1,697,958       26,924         3.20     1,686,648       41,878         5.01
FHLB advances                                       631,717       12,784         4.03       436,903        9,565         4.35
Securities sold under agreements to repurchase
   and other borrowings                              38,417          248         1.30        45,507        1,016         4.50
Senior Notes                                         21,545        1,273        11.81        41,049        2,425        11.81
Mandatorily redeemable trust preferred
   securities                                        40,250        1,843         9.16            --           --           --
                                                 ----------   ----------                 ----------   ----------
     Total interest-bearing                       2,429,887       43,072         3.57%    2,210,107       54,884         5.01%
                                                              ----------   ==========                 ----------   ==========
Noninterest-bearing liabilities                     188,654                                 174,953
Stockholders' equity                                167,443                                 162,953
                                                 ----------                              ----------
     Total liabilities and stockholders' equity  $2,785,984                              $2,548,013
                                                 ==========                              ==========
Net interest-earning assets                      $  228,795                              $  219,534
                                                 ==========                              ==========
Net interest income/interest rate spread                      $   46,091         3.16%                $   41,956         3.00%
                                                              ==========   ==========                 ==========   ==========
Net interest margin                                                              3.47%                                   3.45%
                                                                           ==========                              ==========
Ratio of average interest-earning to average
   interest-bearing                                                            109.42%                                 109.93%
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


         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2002, the Company had $451.0 million in available borrowing capacity with the FHLB.


         At June 30, 2002, the Company had approximately $349.5 million of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans and an additional $7.6 million in performance standby letters of credit. Certificates of deposit which are scheduled to mature or reprice within one year totaled $920.3 million at June 30, 2002, and borrowings which are scheduled to mature or reprice within the same period amounted to $36.7 million. The Company anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.


         In September 1997, in connection with the Company's recapitalization, the Company issued $80.0 million of Senior Notes. As of June 30, 2002, the Company has purchased and retired $58.5 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.5 million of Senior Notes have an annual debt service requirement of $2.4 million (or $1.2 million for each semi-annual period).


         Capital Resources. In September 2001, the Company, through the Trust, issued $35 million in Trust Preferred Securities with an additional issuance of $5.3 million in October 2001. The Trust Preferred Securities increased the Company's regulatory capital, which allows for the continued growth of its banking franchise. The ability to treat these Trust Preferred Securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides the Company with a cost-effective form of capital.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2002, the Company exceeded all applicable capital requirements pursuant to the Risk-Based Capital Guidelines and was considered "well capitalized" by having a total risk-based capital ratio of 11.32%, a tier I risk-based capital ratio of 10.07% and a leverage ratio of 7.12%.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables present contractual cash obligations and commercial commitments of the Company as of June 30, 2002. See Note 3 of the Notes to the Consolidated Financial Statements and "--Liquidity and Capital Resources" (dollars in thousands):

                                                                       Payments due by Period
                                                  ------------------------------------------------------------------
                                                                                             More Than
                                                                 Less than       One to     Three Years     Over
         Contractual Cash Obligations                Total       One Year     Three Years  to Five Years  Five Years
                                                  ----------    ----------    -----------  -------------  ----------
FHLB advances                                     $  603,024    $    3,000    $       --    $  100,000    $  500,024
Securities sold under agreements to repurchase        33,698        33,698            --            --            --
Senior Notes                                          21,545            --        21,545            --            --
Mandatorily redeemable trust preferred
   securities                                         40,250            --            --            --        40,250
Operating leases                                       7,347           953         1,324           852         4,218
Data processing maintenance obligation                 1,060           265           530           265            --
                                                  ----------    ----------    ----------    ----------    ----------
     Total contractual cash obligations           $  706,924    $   37,916    $   23,399    $  101,117    $  544,492
                                                  ==========    ==========    ==========    ==========    ==========

         In order to support strategic objectives, management initiated a project to return its mainframe operations to an internally supported function. The Company's mainframe processing had been operated in a data center operated by a third-party servicer. During the first quarter of 2002, the Company brought its mainframe processing in-house. The Company does not anticipate this action will have a material impact on its consolidated financial condition and the contractual obligations are reflected above.

                                                                     Amount of Commitment Expiration Per Period
                                                                ----------------------------------------------------
                                                                                            More Than
                                                   Unfunded      Less than      One to      Three Years      Over
                 Commitments                     Commitments     One Year     Three Years  to Five Years  Five Years
                                                 -----------    ----------    -----------  -------------  ----------
Lines of credit                                   $  271,438    $  172,089    $   77,189    $   21,352    $      808
Standby letters of credit                              7,604         6,654           950             -             -
Other commitments                                     78,095        12,527         1,467        21,453        42,648
                                                  ----------    ----------    ----------    ----------    ----------
     Total commitments                            $  357,137    $  191,270    $   79,606    $   42,805    $   43,456
                                                  ==========    ==========    ==========    ==========    ==========

RECENT LEGISLATION

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         This SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, does not apply to loans made by ""insured depository institutions'' that are subject to the insider lending restrictions of the Federal Reserve Board; expedited filing requirements for Forms 4s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; ""real time'' filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

         The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

PART II  OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held the Annual Meeting of Stockholders on May 22, 2002. Management solicited proxies for the meeting, and there was no solicitation in opposition to management's nominees as listed in the Proxy Statement. All nominees were re-elected for a three-year term. Votes were cast as follows:

                        Nominee              For             Withheld        Abstain
                        -------              ---             --------        -------
           William D. Breedlove           15,811,183          210,100        612,171
           Andrew M. Coats                16,014,533            6,750        612,171
           George P. Nigh                 15,862,444          158,839        612,171

         The stockholders ratified the appointment of KPMG LLP, independent auditors, to audit the Company's financial statements for the year ending December 31, 2002. Votes were cast as follows:


                    For                   Against                Abstain
                    ---                   -------                -------
                 15,996,912               630,322                 6,220

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         99.1     Sarbanes-Oxley Act Certification

         b.       Reports on Form 8-K

         The Company filed the following Form 8-K during the quarter ended June 30, 2002:

         1. A Form 8-K dated April 16, 2002 was filed pursuant to the release of earnings for the first quarter of 2002.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 LOCAL FINANCIAL CORPORATION


Date:         August 9, 2002                     By/s/ Edward A. Townsend
                                                 ------------------------
                                                 Edward A. Townsend
                                                 Chairman of the Board
                                                 Chief Executive Officer


                                                 LOCAL FINANCIAL CORPORATION


Date:         August 9, 2002                     By/s/ Richard L. Park
                                                 ---------------------
                                                 Richard L. Park
                                                 Chief Financial Officer

                                    FORM 10-Q

                                INDEX TO EXHIBITS

Exhibit            Description
-------            -----------
99.1               Certification Pursuant to 18 U.S.C. Section 1350 As Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002