Form 10-Q
period 2002-09-30
LOCAL FINANCIAL CORP /NV
filed 2002-11-14
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  65-0424192
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


         3601 N.W. 63RD, OKLAHOMA CITY, OK                         73116
       ------------------------------------------               ------------
        (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code:    (405) 841-2298

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of October 29, 2002 were as follows:

                                NUMBER OF SHARES
                               ------------------
                                   18,753,323

                           LOCAL FINANCIAL CORPORATION
                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition -
                  September 30, 2002 (unaudited) and December 31, 2001...........................................1

                  Consolidated Statements of Operations -
                  For the Three Months and Nine Months Ended September 30, 2002 and 2001
                  (unaudited)....................................................................................2

                  Consolidated Statements of Cash Flows -
                  For the Nine Months Ended September 30, 2002 and 2001 (unaudited)..............................3

                  Notes to Consolidated Financial Statements.....................................................4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................9

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................17

     Item 4.      Controls and Procedures.......................................................................17

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................................................18

     Item 6.      Exhibits and Reports on Form 8-K..............................................................18

Signatures        ..............................................................................................19

Certifications    ..............................................................................................20



PART 1.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)



                                                                          SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                          ------------------       -----------------
                                                                              (unaudited)
                                 ASSETS

Cash and due from banks                                                     $        49,145         $        50,791
Interest bearing deposits with other banks                                            5,100                   9,700
Securities:
   Available for sale                                                               170,189                 193,736
   Held to maturity                                                                 449,636                 430,956
                                                                            ---------------         ---------------
     Total securities                                                               619,825                 624,692
Loans receivable, net of allowance for loan losses of $28,474 at
   September 30, 2002 and $27,621 at December 31, 2001                            1,958,333               1,972,145
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost             34,866                  42,213
Premises and equipment, net                                                          41,026                  38,751
Assets acquired through foreclosure and repossession, net                               882                   1,910
Intangible assets, net                                                               15,548                  15,548
Current and deferred taxes, net                                                       8,229                   7,408
Other assets                                                                         59,294                  56,893
                                                                            ---------------         ---------------
     Total assets                                                           $     2,792,248         $     2,820,051
                                                                            ===============         ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                   $       711,798         $       636,315
   Savings                                                                           78,338                  70,932
   Time                                                                           1,073,476               1,102,115
                                                                            ---------------         ---------------
     Total deposits                                                               1,863,612               1,809,362
Advances from the Federal Home Loan Bank of Topeka                                  608,143                 728,205
Securities sold under agreements to repurchase                                       48,134                  38,694
Senior Notes                                                                         21,545                  21,545
Other liabilities                                                                    24,268                  18,459
Mandatorily redeemable trust preferred securities                                    50,250                  40,250
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,749,967 shares issued and 18,873,323 shares outstanding at September 30, 2002 and
     20,539,269 shares issued and 19,199,925
     shares outstanding at December 31, 2001                                            207                     205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none issued or outstanding                                                           -                       -
   Additional paid-in capital                                                       207,156                 205,773
   Retained earnings                                                                144,394                 122,480
   Treasury stock, 1,876,644 shares at September 30, 2002 and 1,339,344
     shares at December 31, 2001, at cost                                          (176,915)               (169,031)
   Accumulated other comprehensive income, net of tax                                 1,454                   4,109
                                                                            ---------------         ---------------
     Total stockholders' equity                                                     176,296                 163,536
                                                                            ---------------         ---------------
     Total liabilities and stockholders' equity                             $     2,792,248         $     2,820,051
                                                                            ===============         ===============


The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)



                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -------------------------      --------------------------
                                                            2002          2001            2002            2001
                                                        ----------     ----------      ----------      ----------
                                                                               (unaudited)
Interest income:
   Loans                                                $   34,745      $   37,725      $  104,224      $  115,039
   Securities available for sale                             2,437           8,956           7,722          26,192
   Securities held to maturity                               6,759               -          19,743               -
   Federal Home Loan Bank of Topeka and
     Federal Reserve Bank stock                                430             524           1,396           1,440
   Other investments                                           171             687             620           2,061
                                                        ----------      ----------      ----------      ----------
       Total interest income                                44,542          47,892         133,705         144,732

Interest expense:
   Deposit accounts                                         12,573          18,152          39,497          60,030
   Advances from the Federal Home Loan Bank of Topeka        6,353           5,620          19,137          15,185
   Securities sold under agreements to repurchase and
     other borrowings                                          129             419             377           1,435
   Senior Notes                                                636           1,212           1,909           3,637
   Trust preferred securities                                1,020              97           2,863              97
                                                        ----------      ----------      ----------      ----------
       Total interest expense                               20,711          25,500          63,783          80,384

   Net interest income                                      23,831          22,392          69,922          64,348
Provision for loan losses                                   (1,500)         (1,775)         (5,100)         (3,675)
                                                        ----------      ----------      ----------      ----------
       Net interest income after provision for loan         22,331          20,617          64,822          60,673
         losses

Noninterest income:
   Deposit related income                                    4,996           3,802          14,114          10,724
   Loan fees and loan service charges                          489             458           1,645           1,637
   Net gains on sale of assets                                  97             222             771             528
   Other                                                       908             815           2,789           2,530
                                                        ----------      ----------      ----------      ----------
       Total noninterest income                              6,490           5,297          19,319          15,419
                                                        ----------      ----------      ----------      ----------

Noninterest expense:
   Compensation and employee benefits                       10,316           8,357          30,311          24,809
   Equipment and data processing                             1,516           1,633           4,734           4,872
   Occupancy                                                 1,242             999           3,506           2,890
   Advertising                                                 182             125             503             314
   Professional fees                                           339             329             912             993
   Other                                                     3,748           3,638          10,941          10,811
                                                        ----------      ----------      ----------      ----------
       Total noninterest expense                            17,343          15,081          50,907          44,689
                                                        ----------      ----------      ----------      ----------

Income before provision for income taxes and                11,478          10,833          33,234          31,403
extraordinary item
Provision for income taxes                                   4,108           3,639          11,320          10,382
                                                        ----------      ----------      ----------      ----------

       Income before extraordinary item                      7,370           7,194          21,914          21,021

Extraordinary item - purchase and retirement of
Senior Notes, net of tax                                         -               -               -              (4)
                                                        ----------      ----------      ----------      ----------

       Net income                                       $    7,370      $    7,194      $   21,914      $   21,017
                                                        ==========      ==========      ==========      ==========

Earnings per share:
   Income before extraordinary item:
     Basic                                              $     0.39      $     0.35      $     1.15      $     1.02
                                                        ==========      ==========      ==========      ==========
     Diluted                                            $     0.37      $     0.34      $     1.10      $     0.99
                                                        ==========      ==========      ==========      ==========

   Net income:
     Basic                                              $     0.39      $     0.35      $     1.15      $     1.02
                                                        ==========      ==========      ==========      ==========
     Diluted                                            $     0.37      $     0.34      $     1.10      $     0.99
                                                        ==========      ==========      ==========      ==========

Average shares outstanding:
     Basic                                              18,991,744      20,539,209      19,111,419      20,539,091
                                                        ==========      ==========      ==========      ==========
     Diluted                                            19,681,824      21,349,796      19,859,763      21,238,203
                                                        ==========      ==========      ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                                2002                    2001
                                                                           ---------------         ---------------
                                                                                         (unaudited)
Cash provided (absorbed) by operating activities:
   Net income                                                              $        21,914         $        21,017
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                     5,100                   3,675
       Deferred income tax expense (benefit)                                          (249)                    186
       Accretion of discounts and amortization of deferred fees on
        loans acquired and securities, net                                          (2,193)                 (2,446)
       Depreciation and amortization                                                 3,111                   3,990
       Net change in loans held for sale                                               262                   1,093
       Net gains on sale of assets                                                    (771)                   (528)
       Change in other assets                                                       (1,885)                 (5,607)
       Change in other liabilities                                                   5,809                  (2,132)
                                                                           ---------------         ---------------

         Net cash provided by operating activities                                  31,098                  19,248
                                                                           ---------------         ---------------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                             54,239                  19,813
   Proceeds from principal collections on securities                               215,060                 179,378
   Purchases of securities                                                        (266,112)               (376,178)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                 (932)                (14,367)
   Proceeds from the sale of Federal Home Loan Bank stock                            8,279                       -
   Change in loans receivable, net                                                   8,264                 (82,048)
   Proceeds from disposal of assets acquired through foreclosure and
    repossession                                                                     2,330                   1,525
   Purchases of premises and equipment                                              (5,449)                 (3,550)
   Proceeds from sales of premises and equipment                                        63                      51
                                                                           ---------------         ---------------

         Net cash provided (absorbed) by investing activities                       15,742                (275,376)
                                                                           ---------------         ----------------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                                   82,889                  18,102
   Change in time deposits                                                         (28,639)               (131,698)
   Change in securities sold under agreements to repurchase                          9,440                   6,868
   Proceeds from advances from the Federal Home Loan Bank                          888,195               1,049,365
   Repayments of advances from the Federal Home Loan Bank                       (1,008,257)               (639,368)
   Proceeds from the issuance of common stock                                        2,106                      19
   Proceeds from the issuance of trust preferred securities                         10,000                  35,000
   Payment of trust preferred securities issuance costs                               (215)                 (1,400)
   Purchase of Senior Notes                                                              -                    (150)
   Purchase of treasury stock                                                       (7,884)                      -
   Purchase of stock warrants and options                                             (721)                      -
                                                                           ---------------         ---------------

         Net cash provided (absorbed) by financing activities                      (53,086)                336,738
                                                                           ---------------         ---------------

Net change in cash and cash equivalents                                             (6,246)                 80,610

Cash and cash equivalents at beginning of period                                    60,491                  43,971
                                                                           ---------------         ---------------

Cash and cash equivalents at end of period                                 $        54,245         $       124,581
                                                                           ===============         ===============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                              $        63,719         $        80,527
                                                                           ===============         ===============
     Income taxes                                                          $        10,750         $        11,083
                                                                           ===============         ===============

Supplemental schedule of noncash investing and financing activities:
 Transfer of loans to assets acquired through foreclosure
   and repossession                                                        $         1,302         $         2,438
                                                                           ===============         ===============


The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                    September 30, 2002 and December 31, 2001


(1)      BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Local Financial Corporation (the "Company") Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (the "SEC").


(2)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):


                                                       SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                       ------------------       -----------------
          Residential real estate                       $        212,766         $        215,408
          Commercial                                           1,571,574                1,593,432
          Held for sale                                            6,001                    6,263
          Consumer                                               196,466                  184,663
                                                        ----------------         ----------------
                     Total loans                               1,986,807                1,999,766
          Less:
               Allowance for loan losses                         (28,474)                 (27,621)
                                                        ----------------         ----------------
                     Loans receivable, net              $      1,958,333         $      1,972,145
                                                        ================         ================



(3)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")


         Advances from the FHLB are summarized as follows (dollars in thousands):

                                       SEPTEMBER 30, 2002                           DECEMBER 31, 2001
                              -------------------------------------       -------------------------------------
                                                       WEIGHTED                                    WEIGHTED
                                                        AVERAGE                                     AVERAGE
                                  BALANCE          CONTRACTUAL RATE           BALANCE          CONTRACTUAL RATE
                              ------------         ----------------       ------------         ----------------
          Fixed rate          $    608,143                 4.12%          $    728,205                 3.75%
                              ============          ===========           ============          ===========


         Additionally, the Company had outstanding letters of credit with the FHLB of approximately $103.6 million and $77.1 million at September 30, 2002 and December 31, 2001, respectively. The letters of credit have terms of one year or less and were pledged to secure certain deposits.


         The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At September 30, 2002, the Company had approximately $730.6 million in eligible assets pledged against FHLB advances.


         At September 30, 2002, the Company had additional borrowing capacity of approximately $424.8 million under the FHLB credit policy.


         Scheduled principal repayments to the FHLB at September 30, 2002 are as follows (dollars in thousands):


                                                                                            WEIGHTED
                                                                                             AVERAGE
                          YEAR ENDING DECEMBER 31,                 AMOUNT               CONTRACTUAL RATE
                                                             ---------------         -------------------
                                2002                         $         8,120                     2.15%
                                2006 and thereafter                  600,023                     4.14
                                                             ---------------
                                                             $       608,143                     4.12%
                                                             ===============         ================

(4)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE


         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at September 30, 2002 and December 31, 2001 and are summarized as follows (dollars in thousands):

                                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                                2002                   2001
                                                                          --------------         --------------

          Average outstanding balance                                     $       38,633         $       42,987
          Weighted average interest rate during the period                          1.30%                  3.39%
          Maximum month-end balance                                       $       49,093         $       53,622
          Outstanding balance at end of period                            $       48,134         $       38,694
          Weighted average interest rate at end of period                           1.30%                  1.29%
          Mortgage-backed securities securing the agreements
             at period-end:
               Carrying value                                             $       49,804         $       53,885
               Estimated market value                                     $       50,847         $       54,978
          Accrued interest payable at the end of the period               $           --         $           --


(5)      MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

         On July 30, 2002, Local Financial Capital Trust II (the "Trust II"), a newly formed Delaware business trust and wholly-owned finance subsidiary of the Company, joined in a pooled issuance of trust preferred securities. Trust II issued 10,000 shares of its trust preferred securities ("Trust

         II Preferred Securities") at $1,000 per share for an aggregate price of approximately $10.0 million, all of which was outstanding at September 30, 2002. The Trust II Preferred Securities will mature on July 30, 2032. The proceeds from the sale of the Trust II Preferred Securities and the issuance of $310,000 in Trust II's common securities to the Company were used by the Trust II to purchase approximately $10.3 million of floating rate junior subordinated debentures (the "Trust II Debentures") of the Company which have the same payment terms as the Trust II Preferred Securities. Distributions on the Trust II Preferred Securities and on the common securities issued to the Company are payable on January 30 and July 30 of each year beginning January 30, 2003. Interest on the Trust II Debentures and the Trust II Preferred Securities will be paid at a rate equal to LIBOR plus 3.625% per annum, provided that the applicable interest rate shall not exceed 12% through the interest payment date in July 2007.

         The Trust II Preferred Securities are included in Tier 1 capital, to the extent permitted, for regulatory capital adequacy determination purposes. The obligations of the Company with respect to the issuance of the Trust II Preferred Securities constitute a full and unconditional guarantee by the Company of the Trust II's obligation with respect to the Trust II Preferred Securities subject to certain limitations.


         On October 29, 2002, the Company formed Local Financial Capital Trust III (the "Trust III") and joined in an issue of a pooled offering based on trust preferred securities issuing an additional $10 million. The securities were issued at a rate of 3.45% over three- month LIBOR and mature in October 2032.


(6)      STOCKHOLDERS' EQUITY


         In connection with the Company's private placement in 1997, warrants to buy 591,000 shares of common stock of the Company at $10 per share were issued to the placement agent. During the nine months ended September 30, 2002, 128,333 warrants were exercised for proceeds of $1.3 million. During the third quarter of 2002, the Company purchased the remaining 125,000 warrants at a cost of $615,000, which represented the intrinsic value of the warrants.


         During the nine months ended September 30, 2002, the Company repurchased 537,300 shares of the Company's common stock at market price of approximately $7.9 million. Of those shares repurchased, 150,000 shares were from an officer of the Company.


(7)      COMPREHENSIVE INCOME


         Comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001 consists of (dollars in thousands):


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -----------------------------     ------------------------------
                                                           2002             2001            2002               2001
                                                        ------------     ------------     -----------       ------------
          Net income                                    $      7,370     $      7,194     $    21,914       $     21,017
          Other comprehensive income (loss),
            net of tax:
             Unrealized gains (losses) on securities,
                 net of reclassification adjustment             (803)           4,001          (2,655)             5,626
                                                        ------------     ------------     -----------       ------------
          Comprehensive income                          $      6,567     $     11,195     $    19,259       $     26,643
                                                        ============     ============     ===========       ============

(8)      NET INCOME PER SHARE

         Stock options to purchase 2,005,640 shares of common stock were outstanding as of September 30, 2002 and were included in the computation of diluted net income per share for 2002. Stock options and warrants to purchase 2,689,005 shares of common stock were outstanding as of September 30, 2001 and were included in the computation of diluted net income per share for 2001.


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


         In September 2001 and July 2002, the Company formed Local Financial Capital Trust I (the "Trust") and Local Financial Capital Trust II, respectively, both wholly-owned finance subsidiaries. The trust subsidiaries do not qualify as operating segments under SFAS No. 131 and have no independent operations and no other functions other than the issuance of their securities and the related purchase of junior subordinated debentures from the Company and to distribute payments received thereon to the holders of their securities.


(10)     NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15.5 million, which was subject to the transition provisions of Statement No. 142. The Company has determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the three and nine months ended September 30, 2002, whereas this expense amounted to $335,000 and $1.0 million for the three and nine months ended September 30, 2001, respectively. The Company's net income for the three and nine months ended September 30, 2001, excluding the effects of goodwill amortization, would have been $7.5 million and $22.0 million, respectively, compared to $7.4 million and $21.9 million for the three and nine months ended September 30, 2002, respectively. Excluding the effects of goodwill amortization, the earnings per share for the three and nine months ended September 30, 2001 would have been $.37 basic and $.35 diluted, and $1.07 basic and $1.04 diluted, respectively.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement as of January 1, 2002 had no effect on the Company's consolidated financial position or results of operations.


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


         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Incurred in a Restructuring)." This statement requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management has determined the impact of this statement will not have a material impact on the Company's consolidated financial position or results of operations.


         In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This statement requires affected institutions to reclassify their goodwill governed by SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, as SFAS No. 142 goodwill as of the date that SFAS No. 142 is adopted. As of January 1 and September 30, 2002, the Company had no goodwill governed by SFAS No. 72. This statement also requires that long-term customer relationship intangible assets be reviewed for impairment in accordance with SFAS No. 144. Management anticipates the adoption of this statement will have no material impact on the consolidated financial position or results of operations.

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


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2001 TO SEPTEMBER 30, 2002


         During the nine months ended September 30, 2002, total assets declined slightly to $2.79 billion from $2.82 billion at December 31, 2001. The Company's total net loan portfolio remained relatively unchanged, declining $13.8 million or .7% as the weakened economy has resulted in slower loan demand and increased prepayments. The Company's outstanding balance of securities also remained relatively unchanged, declining $4.9 million or .8% as of September 30, 2002 when compared to December 31, 2001, as securities maturing during the periods were replaced with similar instruments.


         Total deposits rose $54.3 million or 3.0% during the nine months ended September 30, 2002 with the majority of this growth occurring in demand deposits. At September 30, 2002, advances from the FHLB of Topeka had declined to $608.1 million from $728.2 million at December 31, 2002 as the Company replaced maturing advances with other lower cost sources of funding.


         On July 30, 2002, the Company through Local Financial Capital Trust II issued in a private placement $10.0 million of trust preferred securities. The securities bear interest at a rate of 3.625% over six-month LIBOR, mature in 2032 and are included in the Company's consolidated statement of financial condition under the caption "Mandatorily Redeemable Trust Preferred Securities". Subsequent to quarter end, the Company through Local Financial Capital Trust III participated in a pooled issuance of an additional $10 million in trust preferred securities bearing an interest rate of 3.45% over three-month LIBOR and also maturing in 2032. See Note 5 to the Notes to Consolidated Financial Statements included herein.


         Total stockholders' equity increased $12.8 million or 7.8% during the nine months ended September 30, 2002. This increase came primarily as a result of earnings during the period, which was partially offset by an increase in treasury shares and a decline in other accumulated comprehensive income. During the period, the Company repurchased 537,300 of its shares at market price for $7.9 million as part of a stock repurchase program, which began last year. Subsequent to quarter-end, the Company completed the repurchase program begun last year and announced a new repurchase program under which the Company is authorized to repurchase up to two million additional shares of its stock. The shares repurchased by the Company under the stock repurchase program are held as treasury shares. The increase in additional paid-in capital of $1.4 million was the result of an exercise of 128,333 warrants, which were part of the original 591,000 warrants issued in conjunction with the Company's 1997 private placement, and the exercise of 82,365 stock options issued under the Company's 1998 Stock Option Plan, less warrants purchased. See Note 6 of the Notes to Consolidated Financial Statements. At September 30, 2002, the Company and the Bank exceeded all regulatory requirements to be considered well capitalized. See "-- Liquidity and Capital Resources".


         Subsequent to quarter-end, the Company's application to acquire U.S. National Bank located in Midwest City, Oklahoma was approved by the Office of the Comptroller of the Currency. With total assets of $34.9 million, deposits of $30.8 million, liabilities of $31.0 million and stockholders' equity of $3.9 million, the acquisition will not have a material impact on the consolidated financial condition of the Company. The transaction closed on November 5, 2002.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


         Net Income. Net income for the three and nine months ended September 30, 2002 was $7.4 million and $21.9 million, respectively, up from $7.2 million and $21.0 million for the same periods last year. Diluted earnings per share for the quarter were $.37, up 8.8% from the same quarter in the prior year. Diluted earnings per share for the nine months ended September 30, 2002 were $1.10, up 11.1% from the same period last year. Earnings per share data gives effect to the Company's purchase of 1.9 million of its outstanding shares in 2001 and 2002 as well as the elimination of goodwill in 2002. The Company discontinued its amortization of goodwill following its January 1, 2002 adoption of Statement No. 142, Goodwill and Other Intangible Assets. See Note 10 of the Notes to Consolidated Financial Statements. There was no amortization expense for the three and nine months ended September 30, 2002, whereas this expense amounted to $335,000 and $1.0 million for the three and nine months ended September 30, 2001, respectively. The Company's reported net income for the three months ended September 30, 2001, excluding the effects of goodwill amortization, would have been $7.5 million compared with $7.2 million as reported. Additionally, net income for the nine months ended September 30, 2001, excluding the effects of goodwill amortization, would have been $22.0 million compared with $21.0 million as reported.


         Net Interest Income. Net interest income totaled $23.8 million in the three months ended September 30, 2002 versus $22.4 million for the same period in 2001. Net interest income in the nine-month comparative period ended September 30, 2002 and 2001 totaled $69.9 million and $64.3 million, respectively. In both comparative periods, the increase was primarily attributable to increasing spreads. Net interest margin declined slightly in the three-month comparative periods from 3.61% to 3.58% and held stable during the nine-month comparative period at 3.50%. Looking forward, the Company anticipates lower spreads and further margin compression as yields on interest-earning assets decline more rapidly than rates paid on interest-bearing liabilities. Low interest rates, over a prolonged period of time, as well as soft loan demand, will impact profitability adversely.


         Interest Income. Total interest income declined 7.0% during the three months ended September 30, 2002 from $47.9 million at September 30, 2001 to $44.5 million. A decline was also seen in the nine-month comparative period where interest income dropped 7.6% from $144.7 million to $133.7 million. The decline in interest income during the three and nine-month comparative periods was due primarily to declines in the average yield on the Company's loan portfolio, which dropped from 7.85% to 6.97% in the three-month comparative period and from 8.14% to 6.97% in the nine-month comparative period. Total interest income resulting from these rate declines was offset to a certain extent by increases in the average balance of loans in both comparative periods.


         Interest Expense. Total interest expense decreased $4.8 million or 18.8% in the three months ended September 30, 2002 as compared to the same period in the prior year. Similarly, interest expense declined $16.6 million or 20.7% in the nine-month comparative period. The declines in both comparative periods were primarily the result of the declining cost of deposits. The Company's average cost of deposits in the three months ended September 30, 2002 was 2.91% as compared with 4.39% in the same period in the prior year. Likewise, the average cost of deposits in the nine months ended September 30, 2002 was 3.10% versus 4.80% during the same period in the prior year. Declines in the average cost of deposits in both periods offset modest increases in the average balance of total deposits in those periods. Interest expense on FHLB advances increased in the comparative three and nine-month periods primarily due to increases in the average balance of borrowings during those periods, which offset the decline in rates paid on those borrowings. During the periods presented, interest expense on Senior Notes consisted of interest accrued with respect to the Senior Notes issued in connection with the 1997 purchase and recapitalization of the Company. During the past three years, the Company has successfully purchased and retired $58.5 million of the original $80 million 11% Senior Notes, resulting in the continued decrease in interest expense. Additionally, during the three and nine-month periods ended September 2002, the Company paid $1.0 million and $2.9 million, respectively, in interest expense on its trust preferred securities.


         Provision for Loan Losses. The Company's provision for loan losses was $1.5 million during the third quarter compared to $1.8 million during the same quarter last year, increasing the year-to-date provision to $5.1 million versus $3.7 million at this date last year. Charge-offs (net of recoveries) in the three and nine-month periods ended September 30, 2002 were $1.4 million and $4.2 million, respectively. The Company's basis for provision was a function of management's credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, change in collateral values, and detailed review of specific large loan relationships.


         Noninterest Income. The components of noninterest income are deposit-related income, loan fees and loan service charges, net gains on sale of assets and other income. Total noninterest income increased $1.2 million or 22.5% during the three months ended September 30, 2002 and $3.9 million or 25.3% during the nine months ended September 30, 2002 when compared to the same period in the prior year. The increase in both comparative periods was due to increases in deposit-related income, primarily attributable to the success of our High Performance Checking campaign.


         Noninterest Expense. Total noninterest expense increased $2.3 million or 15.0% during the three months ended September 30, 2002 and $6.2 million or 13.9% during the nine months ended September 30, 2002. The increases in noninterest expense were primarily attributable to compensation and employee benefits expense, including the cost of fully accruing the tax-offsetting bonus feature of stock options issued to selected officers, as well as additional lending and support staff considered necessary to support long-term strategic and marketing initiatives.

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


         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2002, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                            MORE THAN
                                               THREE TO      MORE THAN     THREE YEARS
                              WITHIN THREE      TWELVE      ONE YEAR TO      TO FIVE       OVER FIVE
                                 MONTHS         MONTHS      THREE YEARS       YEARS          YEARS          TOTAL
                                ----------     -----------  -----------     ----------     ---------      ----------

Interest-earning assets(1):
   Loans receivable(2)          $  854,436     $  308,333    $  420,379     $  204,815     $ 188,452      $1,976,415
   Securities:
     Available for sale(3)          31,478         47,459        42,412         24,219        22,386         167,954
     Held to maturity               67,221        135,048       162,391         70,601        14,375         449,636
   Other interest-earning
     assets(4)                      89,111              -             -              -             -          89,111
                                ----------     ----------    ----------     ----------     ---------      ----------
         Total                  $1,042,246     $  490,840    $  625,182     $  299,635     $ 225,213      $2,683,116
                                ==========     ==========    ==========     ==========     =========      ==========
Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                 $  231,075     $   27,136    $   57,832     $   43,695     $ 170,519      $  530,257
     Passbook accounts               3,220          9,659        19,754         13,793        31,912          78,338
     Certificates of deposit       421,210        409,951       159,076         79,778         3,461       1,073,476
   FHLB advances                     8,120              -             -        100,000       500,023         608,143
   Securities sold under
     agreements to repurchase       48,134              -             -              -             -          48,134
   Senior Notes                          -              -        21,545              -             -          21,545
   Mandatorily redeemable
    trust preferred
    securities(6)                        -         10,000             -              -        40,250          50,250
                                ----------     ----------    ----------     ----------     ---------      ----------
         Total                  $  711,759     $  456,746    $  258,207     $  237,266     $ 746,165      $2,410,143
                                ==========     ==========    ==========     ==========     =========      ==========

Excess (deficiency) of
   interest-earning assets
   over interest-bearing
   liabilities                  $  330,487     $   34,094    $  366,975     $   62,369     $(520,952)     $  272,973
                                ==========     ==========    ==========     ==========     =========      ==========

Cumulative excess of
   interest-earning
   assets over
   interest-bearing
   liabilities                  $  330,487     $  364,581    $  731,556     $  793,925     $ 272,973      $  272,973
                                ==========     ==========    ==========     ==========     =========      ==========

Cumulative excess of
   interest-earning assets
   over interest-bearing
   liabilities as a percent
   of total assets                   11.84%         13.06%        26.20%         28.43%          9.78%          9.78%
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

(6) Additionally, adjustable-rate trust preferred securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, while fixed rate trust preferred securities are included in the period in which they are scheduled to mature.

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


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------
                                                       2002                                 2001
                                        ----------------------------------  -----------------------------------
                                                                   AVERAGE                              AVERAGE
                                          AVERAGE                   YIELD/     AVERAGE                   YIELD/
                                          BALANCE    INTEREST        COST      BALANCE     INTEREST       COST
                                        ----------- ----------    ---------   ----------- ----------   ---------
ASSETS
Loans receivable(1)                    $ 1,993,483  $   34,745        6.97% $ 1,921,171  $   37,725        7.85%
Securities:
   Available for sale(2)                   116,880       2,437        8.34      511,849       8,956        7.00
   Held to maturity                        475,589       6,759        5.68            -           -           -
                                        ----------  ----------               ----------  ----------
     Total securities                      592,469       9,196        6.21      511,849       8,956        7.00
Other earning assets(3)                     78,090         601        3.08       49,734       1,211        9.74
                                        ----------  ----------               ----------  ----------
     Total interest-earning assets       2,664,042      44,542        6.69%   2,482,754      47,892        7.72%
                                                    ----------      ======               ----------   =========
Noninterest-earning assets                 128,944                              116,367
                                        ----------                           ----------
     Total assets                      $ 2,792,986                          $ 2,599,121
                                       ===========                          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)              $  607,515       2,700        1.76%  $  515,993       3,632        2.79%
   Term certificates of deposit          1,105,393       9,873        3.54    1,124,768      14,520        5.12
                                        ----------- ----------               ----------- ----------
     Total deposits                      1,712,908      12,573        2.91    1,640,761      18,152        4.39
FHLB advances                              600,111       6,353        4.14      513,933       5,620        4.28
Securities sold under agreements to
  repurchase and other borrowings           39,181         129        1.31       48,787         419        3.41
Senior Notes                                21,545         636       11.81       41,010       1,212       11.81
Mandatorily redeemable trust preferred
   Securities                               47,098       1,020        8.82        4,185          97        9.27
                                        ----------  ----------               ----------  ----------
     Total interest-bearing              2,420,843      20,711        3.39%   2,248,676      25,500        4.49%
                                                    ----------      ======               ----------   =========
Noninterest-bearing liabilities            197,766                              174,887
Stockholders' equity                       174,377                              175,558
                                        ----------                           ----------
     Total liabilities and
       stockholders' equity             $2,792,986                           $2,599,121
                                        ==========                           ==========
Net interest-earning assets             $  243,199                           $  234,078
                                        ==========                           ==========
Net interest income/interest rate
  spread                                            $   23,831        3.30%              $   22,392        3.23%
                                                    ==========      ======               ==========   =========
Net interest margin                                                   3.58%                                3.61%
                                                                    ======                            =========
Ratio of average interest-earning to
average interest-bearing                                            110.05%                              110.41%
                                                                    ======                            =========




                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------------
                                                       2002                                 2001
                                       ------------------------------------ ------------------------------------
                                                                  AVERAGE                              AVERAGE
                                         AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                         BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                       ----------- -------------  --------  ----------- ----------   ---------
ASSETS
Loans receivable(1)                    $1,995,062  $  104,224       6.97%   $1,894,335  $  115,039       8.14%
Securities:
   Available for sale(2)                  130,163       7,722       7.91       482,925      26,192       7.23
   Held to maturity                       446,100      19,743       5.90             -           -          -
                                       ----------  ----------               ----------  ----------
     Total securities                     576,263      27,465       6.35       482,925      26,192       7.23
Other earning assets(3)                    89,162       2,016       3.01        70,281       3,501       6.64
                                       ----------  ----------               ----------  ----------
     Total interest-earning assets      2,660,487     133,705       6.71%    2,447,541     144,732       7.91%
                                                   ----------    =======                ----------  =========
Noninterest-earning assets                127,072                              117,309
                                       ----------                           ----------
     Total assets                      $2,787,559                           $2,564,850
                                       ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)             $  587,756       7,997       1.82%   $  516,447      11,882       3.08%
   Term certificates of deposit         1,115,241      31,500       3.78     1,154,737      48,148       5.57
                                       ----------- ----------               ----------- ----------
     Total deposits                     1,702,997      39,497       3.10     1,671,184      60,030       4.80
FHLB advances                             621,066      19,137       4.06       462,862      15,185       4.33
Securities sold under agreements to
  repurchase and other borrowings          38,675         377       1.30        46,612       1,435       4.12
Senior Notes                               21,545       1,909      11.81        41,036       3,637      11.81
Mandatorily redeemable trust preferred
  Securities                               42,558       2,863       8.82         1,410          97       9.17
                                       ----------  ----------               ----------  ----------
     Total interest-bearing             2,426,841      63,783       3.51%    2,223,104      80,384       4.83%
                                                   ----------    =======                ----------  =========
Noninterest-bearing liabilities           190,939                              174,545
Stockholders' equity                      169,779                              167,201
                                       ----------                           ----------
     Total liabilities and
       stockholders' equity            $2,787,559                           $2,564,850
                                       ==========                           ==========
Net interest-earning assets            $  233,646                           $  224,437
                                       ==========                           ==========
Net interest income/interest rate
  spread                                           $   69,922       3.20%               $   64,348       3.08%
                                                   ==========    =======                ==========  =========
Net interest margin                                                 3.50%                                3.50%
                                                                 =======                            =========
Ratio of average interest-earning to
average interest-bearing                                          109.63%                              110.11%
                                                                  ======                            =========






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


         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2002, the Company had $424.8 million in available borrowing capacity with the FHLB.


         At September 30, 2002, the Company had approximately $331.8 million of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans and an additional $7.9 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature or reprice within one year, totaled $831.2 million at September 30, 2002, and borrowings, including trust preferred securities, which are scheduled to mature or reprice within the same period, amounted to $66.3 million. The Company anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.


         In September 1997, in connection with the Company's recapitalization, the Company issued $80.0 million of Senior Notes. As of September 30, 2002, the Company has purchased and retired $58.5 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.5 million of Senior Notes have an annual debt service requirement of $2.4 million (or $1.2 million for each semi-annual period).


         Capital Resources. In September 2001, the Company, through a wholly owned trust, issued $35 million in Trust Preferred Securities with an additional issuance of $5.3 million in October 2001. In July 2002 and again in October 2002, the Company participated in pooled issuances of additional trust preferred securities, through wholly owned trusts, in the amount of $10 million each, bringing the Company's total issued and outstanding trust preferred securities to $60.3 million as of November 2002. These securities increase the Company's regulatory capital, which facilitates continued growth of its banking franchise. The ability to treat these securities as regulatory capital under Federal Reserve guidelines, coupled with the Federal income tax deductibility of the related expense, provides the Company with a cost-effective form of capital.


         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2002, the Company exceeded all applicable capital requirements pursuant to the Risk-Based Capital Guidelines and was considered "well capitalized" by having a total risk-based capital ratio of 12.06%, a tier I risk-based capital ratio of 10.81% and a leverage ratio of 7.53%.


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


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS


         The following tables present contractual cash obligations and commercial commitments of the Company as of September 30, 2002. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and "-- Liquidity and Capital Resources" (dollars in thousands):

                                                                       PAYMENTS DUE BY PERIOD
                                                ---------------------------------------------------------------------
                                                                                           MORE THAN
                                                               LESS THAN       ONE TO     THREE YEARS       OVER
         CONTRACTUAL CASH OBLIGATIONS              TOTAL        ONE YEAR    THREE YEARS   TO FIVE YEARS  FIVE YEARS
----------------------------------------------- ------------- ------------- ------------- ------------- -------------
FHLB advances                                     $  608,143    $    8,120    $        -    $  100,000    $  500,023
Securities sold under agreements to repurchase        48,134        48,134             -             -             -
Senior Notes                                          21,545             -        21,545             -             -
Mandatorily redeemable trust preferred
  securities                                          50,250             -             -             -        50,250
Operating leases                                       7,052           967         1,225           557         4,303
Data processing maintenance obligation                 1,060           265           530           265             -
                                                  ----------    ----------    ----------    ----------    ----------
     Total contractual cash obligations           $  736,184    $   57,486    $   23,300    $  100,822    $  554,576
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


                                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                              -------------------------------------------------------
                                                                                           MORE THAN
                                                  UNFUNDED     LESS THAN       ONE TO     THREE YEARS       OVER
                 COMMITMENTS                    COMMITMENTS     ONE YEAR    THREE YEARS   TO FIVE YEARS   FIVE YEARS
----------------------------------------------- ------------- ------------- ------------- ------------- -------------
Lines of credit                                   $  247,775    $  138,106    $   91,660    $   17,202    $      807
Standby letters of credit                              7,870         6,421         1,449             -             -
Other commitments                                     84,023        10,904         8,715        19,304        45,100
                                                  ----------    ----------    ----------    ----------    ----------
     Total commitments                            $  339,668    $  155,431    $  101,824    $   36,506    $   45,907
                                                  ==========    ==========    ==========    ==========    ==========

RECENT LEGISLATION


         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.


         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.


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


         The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive office and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan back out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.


         The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" included in the Company's Form 10-K for the year ended December 31, 2001 for Quantitative and Qualitative Disclosures about Market Risk.


ITEM 4. CONTROLS AND PROCEDURES


         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect these controls subsequent to the date the Company carried out its evaluation.


         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


              The registrant is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the registrant.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a.       Exhibits

         b.       Reports on Form 8-K


         The Company filed the following Form 8-Ks during the quarter ended September 30, 2002:


         1. A Form 8-K dated July 18, 2002 was filed pursuant to the release of earnings for the second quarter of 2002.

         2. On July 31, 2002, Local Financial Corporation issued a press release announcing the July 30, 2002 private placement of $10 million of trust preferred securities.

         3. On July 31, 2002, Local Financial Corporation issued a press release announcing the Chairman of Local Financial Corporation's plan to sell a portion of his shares and exercise stock options on a periodic basis over the course of the next twelve months.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     LOCAL FINANCIAL CORPORATION


Date:         November 14, 2002                      By/s/ Edward A. Townsend
                                                     ------------------------
                                                     Edward A. Townsend
                                                     Chairman of the Board
                                                     Chief Executive Officer


                                                     LOCAL FINANCIAL CORPORATION


Date:         November 14, 2002                      By/s/ Richard L. Park
                                                     ---------------------
                                                     Richard L. Park
                                                     Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO RULE 13A-14
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


1.       I have reviewed the report being filed;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods presented in the report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in the report, fairly present in all material respects the consolidated financial condition and results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic report is being prepared;

         (b) Evaluated the effectiveness of the issuer's disclosure controls and procedures within 90 days of the date of the report (the "Evaluation Date"); and

         (c) Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on their most recent evaluation, to the issuer's auditors and to the audit committee of the board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls.

6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November 2002.




                                            LOCAL FINANCIAL CORPORATION
                                            ("Company")


                                            /s/Edward A. Townsend
                                            ------------------------------------
                                            Edward A. Townsend
                                            Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO RULE 13A-14
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


1.       I have reviewed the report being filed;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods presented in the report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in the report, fairly present in all material respects the consolidated financial condition and results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic report is being prepared;

         (b) Evaluated the effectiveness of the issuer's disclosure controls and procedures within 90 days of the date of the report (the "Evaluation Date"); and

         (c) Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on their most recent evaluation, to the issuer's auditors and to the audit committee of the board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls.

6. The registrant's other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November 2002.




                                         LOCAL FINANCIAL CORPORATION
                                         ("Company")


                                         /s/Richard L. Park
                                         ---------------------------------------
                                         Richard L. Park
                                         Chief Financial Officer