Form 10-K
period 2002-12-31
LOCAL FINANCIAL CORP /NV
filed 2003-03-21
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002

                                        or

[ ]     Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                for the transition period from          to
                                               --------    --------

                         Commission File Number: 1-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                     65-0424192
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

         3601 N. W. 63rd
        Oklahoma City, OK                                  73116
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [ ] No [X]


There were 17,802,923 shares of the Registrant's Common Stock outstanding as of the close of business on March 5, 2003. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $280.3 million (based upon the closing price of $16.31 on June 28, 2002, as reported on the NASDAQ National Market System).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders.

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

Part III.
      Item 10.    Directors and Executive Officers of the Registrant
      Item 11.    Executive Compensation
      Item 12.    Security Ownership of Certain Beneficial Owners and Management
      Item 13.    Certain Relationships and Related Transactions
      Item 14.    Controls and Procedures

Part IV.
      Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                  Signatures

                  Certifications

                  Index to Financial Statements

                  Index of Exhibits

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         A number of the presentations and disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements.

         These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

         o the strength of the United States economy in general and the strength of the regional and local economies within Oklahoma;

         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

         o        inflation, interest rate, market and monetary fluctuations;

         o our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

         o the willingness of users to substitute competitors' products and services for our products and services;

         o the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

         o        technological changes;

         o        changes in consumer spending and savings habits; and

         o        regulatory or judicial proceedings.

         If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

         We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

         At December 31, 2002, the Company had consolidated assets of $2.8 billion, substantially all of which is comprised of its 100% ownership interest in the Bank, including consolidated deposits of $1.8 billion and consolidated stockholders' equity of $167.9 million.

         As of September 18, 2002, the Bank is the third largest Oklahoma-based bank ranked on total deposits. Its deposits of $1.8 billion at December 31, 2002, represent approximately five percent of the Oklahoma market. The Company and/or Local are presently regulated and examined by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "FRB"), and the Federal Deposit Insurance Corporation (the "FDIC") and Local's deposit accounts are insured up to applicable limits by the FDIC.

         The Company's executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087. The Company posts its reports filed under the Securities Exchange Act of 1934 as amended (the "Exchange Act") on its web-site at www.localok.com as soon as reasonably practical after filing.

BUSINESS STRATEGY

         Local's business strategy is to provide its customers with the range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management feels that the Company is well positioned to attract new customers and increase its market share. The key components of its strategy are:

         o Focus on Commercial Lending and Community Presence of the Commercial Lending Officers. Local's corporate lending unit is focused on commercial lending within Oklahoma. The Bank has added experienced lending officers with strong community ties and banking relationships. Although Local continues to originate commercial loans throughout the United States through a network of mortgage bankers and correspondent banks, it has increased its emphasis on the origination of commercial loans within Oklahoma.

         o Strong Commitment to Highly-Personalized, Relationship-Oriented Customer Service. Management believes that the consolidation among financial institutions in Oklahoma has created significant opportunities for the Bank due to the perceived lack of attention being paid by many large regional and national banks to certain customers, primarily our Bank's targeted customer base of small to medium-sized businesses (up to $100 million in annual sales), professionals and other individuals. Local emphasizes personalized client relationships and provides its customers with customized financial services that address their particular needs. In addition, the Company has streamlined its credit approval process which management believes permits it to process loan requests more efficiently than many of its larger competitors.

         o Expanded Product Offering. The Company provides its customers with a full range of consumer and commercial products and services. The consumer services include checking and savings accounts, certificates of deposit, IRAs, various loans, safe deposit boxes, professional financial planning and online banking. Also offered are commercial services including online commercial banking, commercial checking, commercial lending, cash management and investment services and real estate loans. The Company continues to explore the addition of financial services that it does not currently offer in an effort to diversify and increase its fee income, strengthen its customer relationships and broaden its product lines. The Company operates Local Securities Corporation, a registered broker-dealer that offers retail investment products to its customers through the branch offices.

         o Strategic Branch Locations. The Bank currently has 52 branch offices located primarily in the major metropolitan areas of Oklahoma City, Tulsa and Lawton, which are more densely populated and have a higher number of businesses as compared to other areas in Oklahoma. The Bank is working to expand the market presence of its existing offices in these metropolitan areas while continuing to explore other markets within Oklahoma that present opportunities for growth.

         o Selective Acquisitions. Since 1998, the Company has expanded its franchise through strategic acquisitions designed to increase its deposits and branch office locations. In February 1998, the Company acquired Green Country Bank, which had three branch offices in northeastern Oklahoma. In October 1998, the Company acquired Citizens Bank, with five offices in Lawton and one in Norman, Oklahoma. These two acquisitions contributed $281.5 million in assets and $238.7 million in deposits as of the respective acquisition dates. In October 1999, Local Financial acquired Guthrie Federal Savings Bank with one office north of Oklahoma City. Through this acquisition, the Company acquired $45.0 million in assets and $36.7 million in deposits. In November 2002, the Bank acquired U.S. National Bank of Midwest City, Oklahoma with assets of $37.0 million and deposits of $33.1 million. This acquisition substantially broadened Local's presence in the Midwest City market where it now services approximately $103.9 million of deposits. The Company intends to continue to evaluate financial information about companies, which may lead to the acquisition of such companies. However, Local Financial currently has no agreements or understandings to acquire all or part of any other company.

RISKS RELATING TO THE COMPANY'S BUSINESS STRATEGY

         o The Company's level of credit risk is increasing due to the expansion of its commercial and consumer lending, the lack of seasoning of these loan portfolios and the concentration on middle market customers with heightened vulnerability to economic conditions. The commercial loan portfolio has expanded significantly since the formation of a new corporate lending unit in 1998. At December 31, 1997, commercial loans totaled $646.5 million or 66.4% of the loan portfolio. At December 31, 2002, this portfolio has increased to $1.7 billion or 80.2% of the loan portfolio. The level of credit risk has increased as a result of this shift in the loan portfolio mix. Commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business loans involve risks because the borrower's ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Most of the commercial business loans are made to middle market customers who may have a heightened vulnerability to economic conditions. Moreover, all of these loans have been made by the Company in the last several years and the borrowers may not have experienced a complete business or economic cycle. Consumer loans are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.

         o Changes in interest rates could adversely impact the Company's financial condition and results of operations. The Company's ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investment securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some of the assets, such as adjustable-rate mortgages, have features, including payment and rate caps, which restrict changes in their interest rates.

                  Factors such as inflation, recession, unemployment, money supply, international disorders, instability in domestic and foreign financial markets, and other factors beyond the Company's control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on its loans and on its mortgage-backed securities, resulting in the receipt of proceeds that the Company may have to reinvest at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.

         o The Company's allowance for loan losses may not be sufficient to cover actual loan losses that may be experienced. Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the size of the allowance for loan losses, the Company relies on experience and evaluation of the economic conditions. If assumptions prove to be incorrect, the current allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

         o A significant amount of the Company's loans are concentrated in Oklahoma, and adverse conditions in Oklahoma could negatively impact its operations. Because of the current concentration of the Company's loan origination activities in Oklahoma, in the event of adverse economic, political or business developments or natural hazards that may affect Oklahoma and the ability of property owners and businesses in Oklahoma to make payments of principal and interest on the underlying loans, the Company could likely experience higher rates of loss and delinquency on its loans than if the loans were made more geographically diversified, which could have an adverse effect on the Company's results of operations or financial condition.

         o The Company depends on key personnel. The growth and transition to a commercial bank have depended in large part on the efforts of the executive officers and team of experienced lending officers. Lending officers have primary contact with the customers and maintain strong community ties and personal banking relationships with the customer base, one of the key aspects of the Company's business strategy and in increasing its market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on the Company's operations.

         o The Company may not be able to continue to implement aspects of its growth strategy. The Company's growth strategy contemplates the future expansion of its business and operations, possibly through the addition of new product lines and the acquisition or establishment of new offices. Implementing these aspects of the growth strategy depends in part on its ability to successfully identify acquisition opportunities that will complement the Company's commercial banking approach and to successfully integrate their operations with the Company's. If the Company is unable to effectively implement its growth strategy, its business may be adversely affected.

         o The Company's loan origination business requires it to maintain access to stable funding sources. The Company intends to continue to grow internally by increasing loan originations, particularly commercial loans within Oklahoma. In order to successfully increase its loan originations, the Company will need access to sufficient funds in order to fund expected loan growth. The Company currently funds substantially all of the loans it originates through deposits, Federal Home Loan Bank advances and, to a lesser extent, internally generated funds and other borrowings. As of December 31, 2002, the Company had $264.5 million of additional borrowing capacity with the Federal Home Loan Bank ("FHLB") of Topeka. The Bank competes for deposits primarily on the basis of rates and, as a consequence, the Bank could experience difficulties in attracting deposits to fund its operations if it does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent it is unable to maintain its currently available funding sources or access new funding sources on favorable terms, it may have to reduce or curtail its loan origination activities. Any such event would have a material adverse effect on the Company's results of operations and financial condition.

         o Competition with other financial institutions could adversely affect the Company's profitability. The Company faces substantial competition in originating loans and in attracting deposits. This competition in originating loans comes principally from other banks, savings institutions, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans. In attracting deposits, the Bank competes with insured depository institutions such as savings institutions, credit unions and other banks, as well as institutions offering uninsured investment alternatives including money market funds. These competitors may offer higher interest rates than the Company does, which could result in either attracting fewer deposits or in being required to increase its rates in order to attract deposits. Increased deposit competition could increase the Company's cost of funds and adversely affect its ability to generate the funds necessary for its lending operations, thereby adversely affecting the results of operations. A number of institutions with which the Company competes have significantly greater assets, capital and other resources and many of such institutions have made investments in technology, which are difficult for the Company to match. In addition, many competitors are not subject to the same extensive federal regulation that governs the Company's business. As a result, many competitors have advantages over the Company in conducting certain businesses and providing certain services.

                  Local expects increased competition. For a variety of reasons including legislative developments relating to interstate branching and the ownership of financial institutions, the consolidation within the financial services industry will likely continue. For Local, this trend means that the number of locally owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and national banks. While these larger regional and national banks will likely attract the largest Oklahoma businesses (sales over $100 million), Local believes that these large banks are unable to provide the relationship-oriented, customer service that Local provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Bank has been able to compete effectively in its market areas to date, it can offer no assurance that the Bank will continue to do so in the future, especially with the rapid changes occurring within the financial services industry.

         o Changes in statutes and regulations could adversely affect the Company. The Company is subject to extensive federal and state legislation, regulation, examination and supervision. Proposed and future legislation and regulations may have a material adverse effect on the Company's business and operations. The Company's success depends on its continued ability to maintain compliance with these regulations. Some of these regulations may increase costs and thus place other financial institutions in stronger, more favorable competitive positions. The Company cannot predict what restrictions may be imposed upon it with future legislation.

LENDING ACTIVITIES

         General. In 1999, the Bank converted from a federal savings bank to a national bank and shifted its lending activities to focus increasingly on the origination of commercial loans within the Oklahoma market. The Bank has pursued this market by adding experienced lending officers with strong community ties and banking relationships. The Bank will continue its historical patterns of originating residential and consumer loans through its own branch network and, in the case of commercial real estate loans, through a network of real estate brokers, mortgage bankers and unaffiliated financial institutions.

        The following table presents information on the Bank's consolidated loan portfolio as of the dates indicated (dollars in thousands):


                                                                         DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                       2002               2001               2000               1999               1998
                                   -------------      -------------      -------------      -------------      -------------
Commercial(1)                      $   1,695,293      $   1,593,432      $   1,425,382      $   1,183,368      $     927,682
Residential real estate                  212,862            215,408            250,487            362,351            344,565
Consumer                                 196,945            184,663            195,430            161,327            101,738
Held for sale                              8,576              6,263              5,922              6,801             16,188
                                   -------------      -------------      -------------      -------------      -------------
     Total loans                       2,113,676          1,999,766          1,877,221          1,713,847          1,390,173
Less:
     Allowance for loan losses           (29,532)           (27,621)           (28,345)           (28,297)           (27,901)
                                   -------------      -------------      -------------      -------------      -------------
       Loans receivable, net       $   2,084,144      $   1,972,145      $   1,848,876      $   1,685,550      $   1,362,272
                                   =============      =============      =============      =============      =============

----------

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

         The Bank's underwriting procedures are designed to streamline the credit approval process. The Bank's increasing emphasis on commercial and consumer loans and its desire to meet customer needs require quicker response times than those traditionally used in a commercial bank environment. The Bank relies, in the case of residential real estate and consumer loans, on a credit scoring system and, in the case of commercial loans, on a peer or senior officer approval process, depending on the size of the loan. The Bank's credit review procedures are designed to ensure the overall integrity of its loan portfolio. Management believes its credit approval and review processes are comparable to those used by other regional and national banks.

         Commercial Loans. At December 31, 2002 and 2001, the Bank's commercial loans amounted to $1.7 billion and $1.6 billion or 80.2% and 79.7%, respectively, of the total loan portfolio. Management believes commercial lending affords the Bank the greatest opportunity for market growth. The Bank's current commercial loan portfolio consists of fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, receivables, equipment and/or general corporate assets of the borrowers. Local's commercial business lending activities are generally directed toward small to medium size Oklahoma companies with annual sales up to $100 million. Commercial business loans generally have annual maturities and prime-based interest rates. On a selective basis, the Bank originates and purchases commercial real estate loans secured by properties located throughout the United States. Commercial real estate loans generally have terms to maturity of between five and ten years and amortize over a period of up to 30 years.

         The Bank imposes an in-house lending limit, which is below the statutory lending limit. While the OCC statutory limit is 15% of an institution's unimpaired capital and surplus (or with respect to the Bank, approximately $37.6 million at December 31, 2002), management of the Bank generally restricts single loans to $15 million in size, but may have exposure to any single borrower up to the legal lending limit.

         Single-Family Residential Real Estate Loans. At December 31, 2002 and 2001, the Bank's single-family residential mortgage loan portfolio amounted to $212.9 million and $215.4 million or 10.1% and 10.8%, respectively, of the total loan portfolio. Most of the Bank's single-family residential mortgage loans are secured by properties located in the state of Oklahoma. The majority of the single-family residential loan portfolio consists of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. The single-family residential loan portfolio was originated through a centralized residential loan origination center. Currently, the Company retains most of its 15-year loan originations and closes most 30-year loan originations through third party mortgage companies.

         Consumer Loans. Consumer loans totaled $205.5 million and $190.9 million or 9.7% and 9.5% of the total loan portfolio as of December 31, 2002 and 2001, respectively, and consisted of home equity loans, deposit secured loans, automobile loans, property improvement loans, overdrafts, and personal loans. Total consumer loans included $8.6 million and $6.3 million, respectively, in guaranteed student loans held for sale. Local originates consumer loans bearing both fixed and prime-based interest rates, primarily with terms of up to five years, other than second mortgage loans, which may have longer terms. Under the Bank's home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 90% at origination (although this is not typical of most loans). Loans are originated directly through the branch network.

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

         Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Bank continually through sales and rental activities, and by updated appraisals and other valuation methods when needed. The Company records the gain or loss on sale and net income and expense from assets acquired through foreclosure and repossessions in other noninterest expense in the accompanying consolidated statements of operations.

         Classified Assets. The Bank adheres to internal procedures and controls to review and classify its assets. All assets are reviewed on a periodic basis. If warranted, all or a portion of any assets exhibiting the characteristics of risk associated with specific classifications are assigned those classifications. To monitor loans and to establish loss reserves, the Bank classifies its assets into the following six categories: pass, watch, special mention, substandard, doubtful, and loss. Under federal regulations, each insured institution must classify its assets on a regular basis. In connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. Watch assets have all the characteristics of acceptable credit, but warrant more than the normal level of supervision. Special mention assets is a category established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectble and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Allowance for Loan Losses. The Bank has established valuation allowances for estimated inherent losses in its loan portfolio by charging earnings for estimated losses on loans, including the related accrued interest, using a specific and percentage reserve method. The allowance for loan losses is established and maintained through a periodic review and evaluation of various elements, which affect the loans' collectibility and any additional allowances required result in provisions for loan losses.

         The adequacy of the Bank's allowance for loan loss is assessed on a loan-by-loan basis for all commercial loans and on a portfolio basis for residential and consumer loans based on delinquency status. As described above, each individual commercial loan is assigned a risk classification by the responsible loan manager. Depending upon their risk classification, these loans are placed on a review cycle either annually or quarterly. All loans with risk classifications of special mention, substandard or doubtful are reviewed quarterly and all large loans are reviewed at least annually by officers of the loan review department. These officers are independent of the loan origination and underwriting process. During this review, the appropriateness of the assigned risk classification is assessed, giving consideration to numerous factors, including a review of individual borrowers' financial status, credit standing, available collateral and other relevant factors. On a quarterly basis, loss factors are applied to the basic risk classifications to determine the allowance for loan loss. The loss factors are established by management based on a number of quantitative and qualitative factors including levels and trends of past due and nonaccrual loans; past levels and trends on asset classifications; change in volume and mix of loans; and collateral values. Although the risk classification and loss factor process set forth above is used as a discipline in the establishment of the minimum allowance required, it is not a substitute for sound judgment. Prevailing and anticipated economic conditions, portfolio trends and other relevant factors are considered in management's assessment of the overall adequacy of the allowance. These other relevant factors include (i) change in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices, (ii) changes in the nature and volume of the portfolio, (iii) changes in the experience, ability and depth of lending management and staff, (iv) change in the quality of the Bank's loan review system and the degree of oversight by the institution's Board of Directors, (v) the existence and effect of any concentration of credit and changes in the level of such concentration and (vi) the effect of external factors such as competition on the Bank's current portfolio. For more information, see Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets and Allowance for Loan Losses".

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

         The Bank invests in mortgage-backed and related securities, including collateralized mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

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

         The Bank's mortgage-backed and related securities include collateralized mortgage obligations, or CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended (the "Code"), as real estate mortgage investment conduits.

SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, advances from the FHLB of Topeka and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows as well as securities sold under agreements to repurchase are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

         Deposits. As of December 31, 2002, the Bank accepted deposits through its 52 branch offices. Deposits are solicited on a regular basis directly through the Bank's customer base and through various advertising media within its market. The Bank offers several savings account and checking account plans to its customers. Among savings account plans, the Bank offers basic savings, short-term and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Bank offers checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, cash management, lock box services and assistance with travelers checks.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         As of December 31, 2002, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $251.1 million. The following table presents the maturity of these time certificates of deposit at such date (dollars in thousands):

                                            December 31, 2002
                                            -----------------
 3 months or less                            $        89,131
 Over 3 months through 6 months                       36,919
 Over 6 months through 12 months                      49,576
 Over 12 months                                       75,493
                                             ---------------
                                             $       251,119
                                             ===============


         Borrowings. The Bank is a member of the Federal Home Loan Bank System and is authorized to apply for secured advances from the FHLB of Topeka. The Bank uses advances from the FHLB System to meet short-term liquidity needs and investment activities.

         In a 1997 private placement, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. During 2002, 2001 and 2000, the Company purchased and retired $250,000, $19.6 million and $34.1 million of Senior Notes resulting in a $7,000, $1.6 million and $922,000 loss, net of tax, respectively. At December 31, 2002, there were $21.3 million of Senior Notes outstanding. Unamortized deferred issuance costs were approximately $289,000 at December 31, 2002 and are included in other assets as of such date. For additional information, see Note 9 of the Notes to Consolidated Financial Statements in
Item 8 hereof.

         During 2000, the Bank implemented commercial deposit cash management services to accommodate the needs of large commercial borrowers. As part of this program, commercial customers are offered a cash sweep account service, which consists of the sale of unpledged securities at a guaranteed rate with the Bank's agreement to repurchase those securities the next day. These cash sweep accounts totaled $59.7 million and $38.7 million at December 31, 2002 and 2001, respectively, and are shown on the consolidated statements of financial condition as "Securities sold under agreements to repurchase".

         Capital Issuances. During the fourth quarter of 2001, Local Financial Capital Trust I (the "Trust") (a Delaware business trust and wholly-owned finance subsidiary of Local Financial) issued cumulative trust preferred securities in a public offering for gross proceeds of $40.3 million. The securities bear interest at a rate of 9.00% and mature in 2031. The proceeds from the sale of the trust preferred securities and the issuance of $1.2 million in common securities to Local Financial were used by the Trust to purchase approximately $41.5 million of 9% junior subordinated debentures of Local Financial which have the same payment terms as the trust preferred securities. Local Financial will pay interest on the debentures to the Trust, which will in turn pay dividends on the trust preferred securities and the common securities.

         In July and October 2002, the Company formed Local Financial Capital Trusts II and III (the "Trusts") to facilitate each trust issuing adjustable rate cumulative trust preferred securities in private placements for aggregate proceeds of approximately $20.0 million. These securities bear interest rates of 3.625% and 3.45% over six and three month LIBOR, respectively, and both mature in 2032. The proceeds from the sale of the trust preferred securities and the issuance of $310,000 each in common securities to Local Financial were used by the Trusts to purchase approximately $20.6 million of adjustable rate junior subordinated debentures of Local Financial, which bear interest and have the same payment terms as the trust preferred securities. As above, Local Financial will pay interest on the debentures to the Trusts, which will in turn pay dividends on the trust preferred securities and the common securities.

         All outstanding trust preferred issues are included in the Company's consolidated statement of financial condition under the caption "Mandatorily Redeemable Trust Preferred Securities". See Note 10 to the Notes to Consolidated Financial Statements included in Item 8 herein. All interest on the debentures is tax deductible. Total unamortized deferred issuance costs of approximately $2.3 million were capitalized and are included in other assets as of December 31, 2002.

         Segments. The Company operates as one segment. It uses primarily the consolidated financial statements presented herein for purposes of assessing performance and making operating decisions about the Company. Neither Trust I, II or III qualifies as an operating segment under SFAS No. 131 and have no independent operations and no functions other than the issuance of securities and the related purchase of the debentures from the Company and to distribute payments thereon to the holders of its securities. Local has one active operating subsidiary, Local Securities Corporation ("Local Securities"), a registered broker-dealer under the Exchange Act, which provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information".

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

         Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by Local Financial and its non-bank subsidiaries from Local, and also limit various other transactions between Local Financial and its non-bank subsidiaries, on the one hand, and Local, on the other. The FRB has also recently issued Regulation W which codifies prior regulations under Sections 23A and 23B and provides interpretive guidance with respect to affiliate transactions. See "Regulation W" below.

         Local, as a bank, is subject to extensive supervision, examination and regulation by Federal bank regulatory authorities. Local Financial and its subsidiaries are also affected by the fiscal and monetary policies of the Federal government and the FRB, and by various other governmental requirements and regulations.

         Liability for Local. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or
(2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

         Capital Requirements. Local Financial is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on Local. For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A depository institution or holding company's capital, in turn, is divided into three tiers:

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

         Like other bank holding companies, Local Financial currently is required to maintain Tier 1 and "Total Capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2002, Local Financial met both requirements, with Tier 1 and Total Capital equal to 9.64% and 11.45%, respectively, of its total risk-weighted assets.

         The FRB also requires bank holding companies to maintain a minimum "Leverage Ratio", defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1% to 2%, if the bank holding company does not meet these requirements. At December 31, 2002, Local Financial's leverage ratio was 7.01%, which exceeded the minimum leverage ratio to which it was subject.

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

         The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. Local was in compliance with the applicable minimum capital requirements as of December 31, 2002.

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

         As of December 31, 2002, Local was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

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

         At the beginning of the calendar year 2003, approximately $52.6 million of the total stockholders' equity of Local was available for payment of dividends to Local Financial without regulatory approval.

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

         Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Local Financial, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

         In addition, a company is required to obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

         The Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLBA") was signed into law, which allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the GLBA, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. Local Financial has not elected to be a financial holding company.

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

         The GLBA also contains a number of other provisions that affect Local Financial's operations and the operations of all financial institutions. One of the provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations require more disclosure to consumers, and in some circumstances will require consent by the consumer before information is allowed to be provided to a third party.

         USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

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

         Regulation W. Transactions between a bank and its "affiliates" are governed by Sections 23A and 23B of the Federal Reserve Act. The FRB has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the Bank's holding company and companies that are under common control with the Bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

         o to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

         o to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

         In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

         o        a loan or extension of credit to an affiliate;

         o a purchase of, or an investment in, securities issued by an affiliate;

         o        a purchase of assets from an affiliate, with some exceptions;

         o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

         o the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under Regulation W:

         o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

         o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

         o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

         Under the present exemption from compliance with the quantitative limits and collateral requirements of Regulation W and Section 23A, a bank can purchase loans, or other extensions of credit, from an affiliate without being subject to the 10% and 20% limitation for "covered transactions" as long as:

         o        the extension of credit is originated by the affiliate;

         o the bank makes an independent evaluation of the creditworthiness of the borrower before the affiliate makes or commits to make the extension of credit;

         o the bank commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit;

         o the bank does not make a blanket advance commitment to purchase extensions of credit from the affiliate; and

         o the dollar amount of the extension of credit, when aggregated with the dollar amount of all other extensions of credit purchased from the affiliate during the preceding 12 calendar months by the bank and its FDIC-insured depository institution affiliates, does not represent more than 50% of the dollar amount of extensions of credit originated by the affiliate during the preceding 12 calendar months.

         Concurrently with the adoption of Regulation W, the FRB has proposed a regulation which would limit the amount of loans that could be purchased by a bank from an affiliate under this exemption to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

PERSONNEL

         As of December 31, 2002, the Company (on a consolidated basis) had 781 full-time employees and 107 part-time employees. The employees are not represented by a collective bargaining agreement and the Company believes that it has good relations with its employees.

ITEM 2.  PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

         The following table provides information on the Company's consolidated branch network as of December 31, 2002:

OKLAHOMA CITY METRO:           Penn South Office                Ardmore Office               Lawton Downtown
Office                         8700 South Pennsylvania          313 West Broadway            1 S.W. 11th Street
                               Oklahoma City, OK 73159          Ardmore, OK 73401            Lawton, OK 73501
Bethany Office                 Owned                            Owned                        Leased
7723 N.W. 23rd Street
Bethany, OK 73008              Portland Office                  Broken Arrow Office          Lawton Mall Office
Owned                          1924 North Portland Avenue       3359 South Elm Place         #10 Central Mall
                               Oklahoma City, OK 73107          Broken Arrow, OK 74012       Lawton, OK 73501
Corporate Headquarters         Owned                            Leased                       Leased
3601 N.W. 63rd Street
Oklahoma City, OK 73116        Quail Creek Office               Chandler Office              Lawton Financial
Owned                          12241 North May Avenue           1804 East First Street       6425 N.W. Cache Road
                               Oklahoma City, OK 73120          Chandler, OK 74834           Lawton, OK 73505
                               Owned                            Owned                        Owned
Crown Heights Office
4716 North Western Avenue      Springbrook Office               Chickasha Office             Lawton Lee Blvd.
Oklahoma City, OK 73118        6233 N.W. Expressway             628 Grand Avenue             1420 S.W. Lee Blvd.
Owned                          Oklahoma City, OK 73132          Chickasha, OK 73018          Lawton, OK 73501
                               Owned                            Owned                        Owned

Edmond Office                  Yukon Office                     Claremore Office             Lawton Cache Road
301 South Bryant #A100         1203 Cornwell                    1050 N. Lynn Riggs Blvd.     2601 N.W. Cache Road
Edmond, OK 73034               Yukon, OK 73099                  Claremore, OK 74017          Lawton, OK 73505
Leased                         Leased                           Owned                        Leased

                               TULSA:                           Clinton Office               Lindsay Office
Santa Fe Office                                                 1002 West Frisco             420 South Main
421 South Santa Fe             Downtown Office                  Clinton, OK 73601            Lindsay, OK 73052
Edmond, OK 73003               111 West 5th Street              Owned                        Owned
Owned                          Tulsa, OK 74103
                               Leased                           Commerce Office              Miami Office
May Avenue Office                                               101 N. Mickey Mantle Blvd.   123 East Central
5701 North May Avenue          Harvard Office                   Commerce, OK 74339           Miami, OK 74354
Oklahoma City, OK 73112        3332 East 51st Street #100       Owned                        Owned
Owned                          Tulsa, OK 74135
                               Leased                           Duncan Downtown Office       Monkey Island Office
Midwest City Air Depot Office                                   1006 West Main Street        56371 E. Hwy 125,
414 North Air Depot                                             Duncan, OK 73533             Afton, OK 74331
Midwest City, OK 73110         Hudson Office                    Owned                        Leased
Owned                          5801 East 41st Street #300
                               Tulsa, OK 74135                  Duncan North Office          Muskogee Office
Suite 1                        Leased                           2210 North Highway 81        2401 East Chandler
Midwest City Douglas Office                                     Duncan, OK 73533             Muskogee, OK 74403
2200 South Douglas Blvd.       Lewis Office                     Owned                        Leased
Midwest City, OK 73130         2250 East 73rd Street #120
Owned                          Tulsa, OK 74136                  Elk City Office              Owasso Office
                               Owned                            200 East Broadway Avenue     201 East 2nd Street
Moore Office                                                    Elk City, OK 73644           Owasso, OK 74055
513 N.E. 12th Street           Memorial Office(1)               Owned                        Owned
Moore, OK 73160                8202 East 71st Street
Owned                          Tulsa, OK 74133                  Grove Office                 Pauls Valley Office
                               Leased                           100 East Third               700 West Grant
Norman Office                                                   Grove, OK 74344              Pauls Valley, OK
2403 West Main Street          Yale Office(1)                                                Owned
Norman, OK 73069-6499          1951 South Yale                  Owned
Leased                         Tulsa, OK 74112                  Guthrie Office               Purcell Office
                               Leased                           120 North Division Street    430 West Lincoln
Park Avenue Office                                              Guthrie, OK 73044            Purcell, OK 73080
73075                          OTHER LOCATIONS:                 Owned                        Owned
100 West Park Avenue
Oklahoma City, OK 73102
Leased


Sand Springs Office            Sapulpa Office                   Springs Village Office       Shawnee Office
800 East Charles Page Blvd.    911 East Taft                    3973 South Highway 97        2512 North Harrison
Sand Springs, OK 74063         Sapulpa, OK 74066                Sand Springs, OK 74063       Shawnee, OK 74804
Leased                         Owned                            Leased                       Owned

Sulphur Office                 Weatherford Office
2009 West Broadway             109 East Franklin
Sulphur, OK 73086              Weatherford, OK 73096
Owned                          Owned

----------

(1)      The Bank owns the building and leases the land for this facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved in litigation with the U.S. Government. The litigation related to an assistance agreement entered into by the Company with the FDIC in connection with an acquisition of a federal savings bank in 1988. Prior to the purchase of the Company in 1997 from its two prior owners, a reserve account in the amount of approximately $7.7 million had been established relating to amounts that might be owed under the assistance agreement. Additionally, as part of the purchase of the Company in 1997, $10 million of the purchase price was deposited by the Company into an escrow account, of which $9.9 million remained on deposit. Any amounts the Company might ultimately owe to the FDIC had to be paid first from these two accounts. If the amounts in these two accounts were not sufficient to satisfy the Company's obligations to the FDIC, the prior owners had contractually agreed to pay the difference.

         After protracted negotiations between the Company, the prior owners and the FDIC, on December 30, 2002, the liability owed to the FDIC under the litigation was settled for approximately $24.7 million net of the set off of certain uncollected assistance, and the 1988 assistance agreement with the FDIC was completely terminated. As part of this settlement, all monies held in the above-mentioned reserve account and escrow account were paid to the FDIC. The remaining portions of the total amount paid to the FDIC under the terms of the settlement were (i) a cash payment by the Company in the sum of $2.2 million which was equal to the unrecorded tax benefit received by the Company for the income tax deduction that became available for it to apply on its 2002 federal income tax liability as the Company is able to deduct the interest portion of the total payment being made to the FDIC; and (ii) the prior owners' cash payment of the entire remaining balance required to be paid to the FDIC in the settlement amounting to approximately $4.9 million. As a result of the foregoing, any potential liability of the Company to the FDIC has now been fully and completely resolved without any adverse financial effect on the Company.

         Pursuant to the terms of the Settlement and Termination Agreement with the FDIC, the Company reserved its claim regarding the elimination of certain tax benefits which would otherwise have been available to the Company had it not been for the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). A Resolution and Modification Agreement was entered into between the prior owners and the Company under which the prior owners agreed to pay all attorney fees and all third-party costs and expenses as they are incurred by the Company in prosecution of the claim to a conclusion. Under the terms of this agreement the prior owners are entitled to be paid substantially all of any award or settlement payment received by the Company pursuant to such claim net of taxes, if any. The Company does not anticipate incurring any liability, loss, damage or material expense with regard to its continuing prosecution of the OBRA claim.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name and age of each executive officer, his principal position with the Company, and the year he became an officer.

                                         Officer
          Name                 Age        Since               Position
          ----                 ---       -------              --------
Edward A. Townsend             60          1997     Chief Executive Officer
Jan A. Norton                  56          1997     President
Robert L. Vanden               55          1990     Executive Vice President of the Bank
Richard L. Park                71          1997     Executive Vice President and
                                                      Chief Financial Officer
Christopher C. Turner          44          1983     Executive Vice President of the Bank
James N. Young                 54          1998     Executive Vice President,
                                                      President Tulsa Region of the Bank
Harold A. Bowers               59          1998     Executive Vice President,
                                                      Chief Credit Officer of the Bank
William C. Lee                 63          1998     Executive Vice President
                                                      Operations Division of the Bank
Kenneth K. McIlhaney           59          2000     Executive Vice President of the Bank
K. Randy Roper                 43          1998     Executive Vice President,
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

         Robert L. Vanden. Mr. Vanden was elected as a director and began serving as Executive Vice President of the Bank in 1997. From January 1997 until September 1997, Mr. Vanden served as President and Chief Executive Officer of the Bank. From February 1990 through December 1996, Mr. Vanden served as Executive Vice President of Local Federal Bank, FSB, (the predecessor of Local) in charge of wholesale commercial lending. Prior to joining the Bank in February 1990, Mr. Vanden served as Executive Vice President of the Richard Gill Company and Gill Savings. In June 2000, he assumed the duties of a member of the Board of Directors for Central Oklahoma Habitat for Humanity, a non-profit organization. He still holds this position today.

         Richard L. Park. Mr. Park began serving as Executive Vice President and Chief Financial Officer of the Company and the Bank in September 1997. Mr. Park served as Chief Financial Officer of Green Country Bank from October 1996 until it was acquired by the Company. From January 1991 through May 1996, Mr. Park was Chief Financial Officer of Western Farm Credit Bank in Sacramento, California, the Eleventh District Bank in the Federal Farm Credit System. Mr. Park is a Certified Public Accountant.

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

         James N. Young. Mr. Young has served as President of the Tulsa region since February 1998. From 1994 to January 1998, he served as Senior Commercial Lending Manager for BankIV and its successors, Boatmen's Bank and NationsBank in Oklahoma City. His last position with NationsBank (now Bank of America) was President, Oklahoma City, and Senior Commercial Lending Manager for the state of Oklahoma. Mr. Young joined the Bank in February 1998. From 1973 to 1994, Mr. Young served in various commercial lending capacities with Bank of Oklahoma in both Tulsa and Oklahoma City, his last assignment being President, Oklahoma City.

         Harold A. Bowers. Mr. Bowers began serving the Bank as Executive Vice President and Chief Credit Officer in 1998. From 1981 to 1998, Mr. Bowers served with NationsBank and its predecessor banks with both senior credit and commercial lending management responsibilities. In 1980 and 1981, he managed the Credit Department for Bank of Oklahoma, Tulsa, Oklahoma. Mr. Bowers started his banking career with Liberty National Bank in Oklahoma City, Oklahoma after serving four years as an officer in the United States Air Force. From 1970 to 1980 he served in various credit capacities ultimately serving six years as Manager of Loan Administration.

         William C. Lee. Mr. Lee joined the Bank in May 1998. Mr. Lee serves as Executive Vice President and is the Bank's principal Operations Officer. Prior to joining the Bank, Mr. Lee was Executive Vice President and Chief Financial Officer of the Annuity Board of the Southern Baptist Convention, a pension and insurance management company, joining that institution in July 1991. Mr. Lee is a Certified Public Accountant.

         Kenneth K. McIlhaney. Mr. McIlhaney joined the Bank in 2000 and serves as Executive Vice President in charge of Community Banking. Mr. McIlhaney served in various executive officer positions at Union Bank and Trust Company of Oklahoma City, Oklahoma, from 1979 to 2000, including serving as President and Chief Executive Officer for ten years immediately prior to joining the Bank. Mr. McIlhaney began his banking career in 1972, serving as Executive Vice President of United Oklahoma Bank and later serving as President of First Bank and Trust Company of Duncan, and City National Bank and Trust Company of Oklahoma City, Oklahoma.

         K. Randy Roper. Mr. Roper began serving the Bank in December 1998 as President of the Oklahoma City Region. From 1982 to 1998, Mr. Roper served in various capacities for First National Bank of Oklahoma City and its successors, First Interstate Bank of Oklahoma, N.A., Boatmen's First National Bank of Oklahoma and NationsBank specializing in energy and commercial finance. Mr. Roper completed his tenure at NationsBank (now Bank of America) as President, Oklahoma City.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The following table sets forth the range of high and low closing prices for the period indicated:

                                     Years Ended December 31,
                   -----------------------------------------------------------
                              2002                            2001
                   ---------------------------     ---------------------------
                      High             Low            High             Low
                   -----------     -----------     -----------     -----------
First quarter      $     16.01     $     13.36     $     13.63     $     12.25
Second quarter           17.50           14.20           14.65           12.12
Third quarter            17.40           13.12           15.60           12.00
Fourth quarter           15.02           13.24           14.12           12.06

         The Company's Common Stock began trading on April 22, 1998 and, as of July 15, 1999, began trading on the Nasdaq National Market System under the symbol "LFIN". On December 31, 2002, there were approximately 31 holders of record of the Company's Common Stock.

         The Company has not paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. At the beginning of the calendar year 2003, approximately $52.6 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item
1. Business - Regulation and Supervision." In connection with the issuance of the Company's Senior Notes, the Company entered into an Indenture, dated September 8, 1997, the terms of which could limit the Company's ability to pay dividends on its Common Stock under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

                  (Dollars in Thousands, Except Per Share Data)

         The selected consolidated financial data of the Company set forth below should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company, including the related Notes, included in Item 8 of this Annual Report.

                                                                          December 31,
                                           --------------------------------------------------------------------------------
                                               2002             2001            2000              1999             1998
                                           ------------     ------------     ------------     ------------     ------------
STATEMENT OF FINANCIAL CONDITION AND
   OTHER DATA:
Total assets                               $  2,839,858     $  2,820,051     $  2,377,011     $  2,381,607     $  2,128,979
Cash and due from banks                          51,166           50,791           39,571           48,122           27,180
Loans receivable, net                         2,084,144        1,972,145        1,848,876        1,685,550        1,362,272
Securities available for sale                   163,473          193,736          354,048          529,230          570,964
Securities held to maturity                     364,832          430,956               --               --               --
Nonperforming assets(1)                          12,960            9,627           10,903            7,536            4,270
Deposits                                      1,829,439        1,809,362        1,931,793        1,848,340        1,668,074
Securities sold under agreements to
   repurchase                                    59,696           38,694           38,214               --               --
Senior Notes                                     21,295           21,545           41,160           75,250           80,000
FHLB advances                                   684,193          728,205          190,028          302,035          220,033
Mandatorily redeemable trust preferred
   securities                                    60,250           40,250               --               --               --
Stockholders' equity                            167,880          163,536          156,271          128,294          118,806
Number of full service customer                      52               51               51               51               50
facilities
Approximate number of full-time
   equivalent employees                             835              818              810              777              694


                                                                 For the Years Ended December 31,
                                        ------------------------------------------------------------------------------------
                                            2002              2001              2000              1999              1998
                                        ------------      ------------      ------------      ------------      ------------

OPERATIONS DATA:
Interest income                         $    175,493      $    193,138      $    190,202      $    168,298      $    147,204
Interest expense                              82,862           104,644           111,852            94,787            92,438
                                        ------------      ------------      ------------      ------------      ------------
Net interest income                           92,631            88,494            78,350            73,511            54,766
Provision for loan losses                     (6,600)           (5,400)           (2,700)           (2,000)           (1,450)
                                        ------------      ------------      ------------      ------------      ------------
Net interest income after provision
for loan losses                               86,031            83,094            75,650            71,511            53,316
Noninterest income                            28,489            23,723            20,773            20,840            16,585
Noninterest expense                           70,531            66,851            58,776            57,871            41,210
                                        ------------      ------------      ------------      ------------      ------------
Income before provision for
   income taxes                               43,989            39,966            37,647            34,480            28,691
Provision for income taxes                    14,974            13,489            13,833            12,488            10,254
                                        ------------      ------------      ------------      ------------      ------------
Net income                              $     29,015      $     26,477      $     23,814      $     21,992      $     18,437
                                        ============      ============      ============      ============      ============
Earnings per share:
   Net income:
       Basic (2)                        $       1.53      $       1.30      $       1.16      $       1.07      $       0.90
                                        ============      ============      ============      ============      ============
       Diluted (2)                      $       1.48      $       1.26      $       1.16      $       1.07      $       0.89
                                        ============      ============      ============      ============      ============

                                                           At or For the Years Ended December 31,
                                                -----------------------------------------------------------------
                                                2002           2001           2000           1999           1998
                                                -----          -----          -----          -----          -----

PERFORMANCE RATIOS(3):
   Return on assets                              1.04%          1.01%          1.00%          0.99%          0.93%
   Return on common equity                      17.05          15.65          17.18          17.65          17.73
   Dividend payout ratio(4)                        --             --             --             --             --
   Net interest spread(5)                        3.18           3.11           2.95           3.02           2.57
   Net interest margin(6)                        3.48           3.53           3.44           3.46           2.91
   Noninterest expense to average
     assets(7)                                   2.52           2.54           2.48           2.61           2.08
   Efficiency ratio(8)                          58.62          58.70          58.33          60.35          56.81
CAPITAL RATIOS OF THE COMPANY (9):
   Leverage capital                              7.01           6.63           5.61           4.71            N/A
   Core capital                                  9.64           9.24           7.74           6.81            N/A
   Total capital                                11.45          10.49           9.00           8.07            N/A
CAPITAL RATIOS OF THE BANK (10):
   Leverage or tangible                          8.07           7.28           7.30           7.93           7.61
   Core                                         11.11          10.16          10.08          11.48           7.63
   Total or risk-based                          12.37          11.41          11.34          12.74          13.08
ASSET QUALITY RATIOS:
   Nonperforming assets to total assets
     at end of period(1)                         0.46           0.34           0.46           0.32           0.20
   Nonperforming loans to total loans
     at end of period(1)                         0.53           0.39           0.53           0.40           0.26
   Allowance for loan losses to total
     loans at end of period                      1.40           1.38           1.51           1.65           2.00
   Allowance for loan losses to
     nonperforming loans at
     end of period(1)                           2.62x          3.58x          2.83x          4.15x          7.80x

----------

(1) Nonperforming loans consist of nonaccrual loans and loans delinquent 90 days or more but still accruing interest, and nonperforming assets consist of nonperforming loans, real estate acquired through foreclosure or deed-in-lieu thereof and repossessions, net of writedowns and reserves.

(2) Net income per share and dividends per share are based upon the weighted average number of shares outstanding during the period. For the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the weighted average number of shares for basic net income per share are 18,912,354, 20,368,028, 20,537,209, 20,537,209 and 20,431,698,
         respectively. Basic and diluted shares are the same for each year except 2002, 2001 and 1998 wherein diluted shares are 19,616,663, 20,966,531 and 20,607,119, respectively. See also Note 1(p) of the Notes to Consolidated Financial Statements in Item 8 hereof.

(3) With the exception of end of period ratios, all ratios are based on average monthly balances during the periods presented.

(4) The dividend payout ratio represents dividends declared per share divided by net income per share. The Company does not presently pay dividends.

(5) Net interest spread represents the difference between the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average interest-earning assets.

(7)      Noninterest expense excludes the amortization of intangibles.

(8) Represents noninterest expense (exclusive of amortization of intangibles) divided by the aggregate of net interest income before provision for loan losses and noninterest income (exclusive of gains and losses on sales of assets).

(9) Prior to the Company becoming a bank holding company during the year ended December 31, 1999, the Company was not subject to capital requirements as a savings and loan holding company.

(10) The Bank became subject to OCC regulations in May 1999. Data presented as of December 31, 2001, 2000 and 1999 is based on OCC regulatory requirements while data as of prior periods is based on Office of Thrift Supervision ("OTS") regulatory requirements. In calculating leverage capital, the OCC uses total average assets while the OTS uses tangible assets. In calculating core capital, the OCC uses risk-weighted assets while the OTS uses adjusted tangible assets. See "Business--Regulation and Supervision" in Item 1 hereof for information with respect to the Bank's regulatory capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, included in Item 8 hereof.

GENERAL

         Local Financial's primary asset is the capital stock of the Bank. In pursuit of management's growth strategy, the Bank focuses on increasing its commercial and consumer lending. The Bank also targets increases in noninterest income and increases in direct consumer lending. During the fourth quarter of 2001, the Company took steps to strengthen its regulatory capital position through the issuance of $40.3 million of trust preferred securities. Likewise, in two separate issuances during 2002, the Company issued a total of $20.0 million additional trust preferred securities. The trust preferred securities will be used as Tier I Capital to the extent allowable by regulatory guidelines.

         During 2002, the Company, acting under a board-authorized repurchase program, repurchased 1.7 million shares or approximately 10% of its outstanding shares of common stock. In October 2002, the Company authorized an additional stock repurchase program under which the Company would be authorized to repurchase in the open market from time to time an additional 2.0 million shares. Through December 31, 2002, 1.1 million shares have been repurchased under that program. The purchase of any or all of such shares authorized for repurchase will be dependent on management's assessment of market conditions and may be commenced or suspended at any time without prior notice. The shares repurchased by the Company under the stock repurchase program are held as treasury shares.

         In November 2002, the Bank completed an acquisition of U.S. National Bank, a privately held national banking association located in Midwest City, Oklahoma. As of the date of purchase, U.S. National Bank had loans, deposits and liabilities of approximately $25.4 million, $33.1 million and $1.1 million, respectively. The acquisition substantially broadened the Bank's presence in the Midwest City market, where it now services approximately $103.9 million of deposits.

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


CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2001 TO DECEMBER 31, 2002

         Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash, cash due from banks and interest-bearing deposits with other banks) amounted to $58.4 million and $60.5 million at December 31, 2002 and December 31, 2001, respectively. The Company manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. See "--Liquidity and Capital Resources".

         Securities. The Company views its securities available for sale as a source of asset liquidity. Liquidity is derived from this source by receipt of interest and principal payments and prepayments; by the ability to sell these securities at market prices; and by utilizing unpledged securities as collateral for borrowings. Securities are identified as either held for maturity or available for sale, based on various factors including asset/liability management strategies, liquidity and profitability objectives, and regulatory requirements. Held to maturity securities are carried at cost, adjusted for amortization of premiums or accretion of discounts. Amortization or accretion of mortgage-backed securities is periodically adjusted for estimated prepayments. Available for sale securities are those that may be sold prior to maturity based upon asset/liability management decisions. Securities identified as available for sale are carried at fair value.

Unrealized gains or losses on available for sale securities, less applicable deferred taxes, are recorded as accumulated other comprehensive income in stockholders' equity.

         During 2002, Local Financial's securities portfolio decreased by $96.4 million. In December 2001, the Company reclassified $431.0 million or 69.0% of its total securities portfolio as held to maturity, including some of its single-family loans, which were securitized during 2000. The Company had a net unrealized gain, net of tax, of $1.4 million in its available for sale securities portfolio at December 31, 2002 compared to a net unrealized gain, net of tax, of $4.1 million at December 31, 2001.

         The following table sets forth information regarding the carrying and market value of the Company's securities at the dates indicated (dollars in thousands):



                                                                  December 31,
                              -------------------------------------------------------------------------------------------------
                                          2002                               2001                             2000
                              -----------------------------     -----------------------------     ------------------------------
                                Carrying          Market          Carrying          Market          Carrying         Market
                                  Value           Value             Value            Value           Value            Value
                              ------------     ------------     ------------     ------------     ------------     ------------
Available for sale:

  Collateralized mortgage
     obligations              $    163,473     $    163,473     $    193,736     $    193,736     $    224,254     $    224,254
  Mortgage pass-through
     securities                         --               --               --               --           95,676           95,676
  U.S. Government and
     agency securities                  --               --               --               --           33,663           33,663
  Municipal securities                  --               --               --               --              455              455
                              ------------     ------------     ------------     ------------     ------------     ------------
                              $    163,473     $    163,473     $    193,736     $    193,736     $    354,048     $    354,048
Held to maturity:

  Collateralized mortgage
     obligations              $    288,585     $    294,712     $    355,637     $    355,769     $         --     $         --
  Mortgage pass-through
     securities                     51,101           54,196           75,140           77,030               --               --
  U.S. Government and
     agency securities              25,046           25,680               --               --               --               --
  Municipal securities                 100              100              179              179               --               --
                              ------------     ------------     ------------     ------------     ------------     ------------
                                   364,832          374,688          430,956          432,978               --               --
                              ------------     ------------     ------------     ------------     ------------     ------------

                              $    528,305     $    538,161     $    624,692     $    626,714     $    354,048     $    354,048
                              ============     ============     ============     ============     ============     ============

         Loans Receivable. Net loans receivable amounted to $2.1 billion and $2.0 billion at December 31, 2002 and 2001, respectively. Net loans receivable increased by $112.0 million or 5.7% during the year ended December 31, 2002. In keeping with its strategy, the Bank grew its commercial lending portfolio but at a slower rate than prior years. The total commercial lending portfolio grew from $1.6 billion at December 31, 2001 to $1.7 billion at December 31, 2002. Management intends to continue its controlled growth in lending with the primary focus being on commercial lending activities that enable the Bank to provide other banking services to the customers. For additional information, see "Business--Lending Activities" in Item 1 hereof and Note 4 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company's total loan portfolio at December 31, 2002, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less (dollars in thousands):

                                Principal Repayments Contractually Due
                            ----------------------------------------------
                                              After One
                             In One Year     Year Through      After Five
                               or Less        Five Years          Years
                            ------------     ------------     ------------

Residential real estate     $     36,362     $     61,201     $    115,299

Commercial                       421,125          795,936          478,232

Consumer                          51,994           91,135           62,392
                            ------------     ------------     ------------

        Total(1)            $    509,481     $    948,272     $    655,923
                            ============     ============     ============

----------

(1) Of the $1.6 billion of loan principal repayments contractually due after December 31, 2003, $1.0 billion have fixed rates of interest and $561.0 million have adjustable rates of interest. All are presented net of undistributed loan proceeds.

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates).

         Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) at December 31, 2002 continued at a relatively low rate, totaling $13.0 million or .46% of total assets, as compared to $9.6 million or .34% at December 31, 2001. Although the Bank is currently experiencing lower nonperforming asset rates than most of its peers, it anticipates these rates to increase as the slower national economy may have an impact on the Bank's middle-market commercial borrowers who typically have less ability to withstand economic downturns.

         The following table presents information on the Company's nonperforming assets at the dates indicated (dollars in thousands):

                                                                                December 31,
                                               -------------------------------------------------------------------------------
                                                  2002             2001             2000             1999             1998
                                               -----------      -----------      -----------      -----------      -----------

Non-accruing loans                             $    10,803      $     7,687      $     9,297      $     5,730      $     2,203

Accruing loans greater than 90 days                    464               30              725            1,083            1,374
  delinquent

Foreclosed assets                                    1,693            1,910              881              723              693
                                               -----------      -----------      -----------      -----------      -----------

Total nonperforming assets                     $    12,960      $     9,627      $    10,903      $     7,536      $     4,270
                                               ===========      ===========      ===========      ===========      ===========

Total nonperforming assets as a percentage
  of total assets                                     0.46%            0.34%            0.46%            0.32%            0.20%
                                               ===========      ===========      ===========      ===========      ===========

         As of December 31, 2002, the Company's allowance for loan loss totaled $29.5 million or 1.4% of total loans. During the year ended December 31, 2002, the Company's net charge-offs totaled $5.7 million as compared with $6.1 million for the year ended December 31, 2001.

         The Company's process for determining the adequacy of the allowance is based on a comprehensive analysis of the institution's loan portfolio that considers all significant factors that affect the collectibility. The allowance is maintained at a level that is adequate to absorb all estimated inherent losses in the portfolio as of this date. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula, which incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. Management realizes that an institution's past loss history should be considered in evaluating the inherent loss potential of the loan portfolio. Consequently, management has deemed it prudent to develop and implement a migration analysis for the determination of inherent loss potential for both its homogeneous and nonhomogeneous loan portfolio. Homogeneous loan categories consist of one-to-four family residential mortgages and consumer loans. Homogeneous loans are analyzed on a group or pool basis for evaluation of credit quality and impairment under SFAS No. 5. Nonhomogeneous loan categories consist of commercial loans. These assets are reviewed individually for the purpose of evaluating credit quality and impairment under SFAS No. 114. The migration loss percentage factors used for each risk class or grade for both homogeneous and nonhomogeneous loan categories are based on the results of a migration analysis. In addition to historical loss experience, the Company also considers other factors likely to cause estimated credit losses to differ from historical loss experience. See "Business--Asset Quality--Allowance for Loan Losses" in Item 1 hereof and Note 1(e) of the Notes to Consolidated Financial Statements in Item 8 hereof.

         The following table provides information on the Company's allowance for loan losses as of the dates indicated (dollars in thousands):

                                                                       Years Ended December 31,
                                           -----------------------------------------------------------------------------------
                                              2002              2001              2000              1999               1998
                                           -----------       -----------       -----------       -----------       -----------
Balance at beginning of period             $    27,621       $    28,345       $    28,297       $    27,901       $    20,484
   Loans charged off:
     Residential real estate                      (635)             (805)             (164)             (314)              (31)
     Commercial                                 (4,121)           (3,606)           (1,725)           (2,397)             (545)
     Consumer                                   (1,428)           (2,178)           (1,818)           (1,142)             (928)
   Recoveries                                      492               465             1,055             1,909               187
                                           -----------       -----------       -----------       -----------       -----------
       Net loans charged off                    (5,692)           (6,124)           (2,652)           (1,944)           (1,317)
Allowances acquired                              1,003                --                --               340             7,284
Provision for loan losses                        6,600             5,400             2,700             2,000             1,450
                                           -----------       -----------       -----------       -----------       -----------
Balance at end of period                   $    29,532       $    27,621       $    28,345       $    28,297       $    27,901
                                           ===========       ===========       ===========       ===========       ===========
Allowance for loan losses to total
   nonperforming loans at end of period           2.62x             3.58x             2.83x             4.15x             7.80x
                                           ===========       ===========       ===========       ===========       ===========
Allowance for loan losses to total
   loans at end of period                         1.40%             1.38%             1.51%             1.65%             2.00%
                                           ===========       ===========       ===========       ===========       ===========

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

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated (dollars in thousands):

                                                                   December 31,
                         -----------------------------------------------------------------------------------------------------
                                     2002                               2001                               2000
                         -----------------------------      -----------------------------      -----------------------------
                                          Percent to                         Percent to                         Percent to
                                             Total                              Total                              Total
                            Amount         Allowance           Amount         Allowance           Amount         Allowance
                         ------------     ------------      ------------     ------------      ------------     ------------

Residential real estate  $      2,414             8.17%     $      2,313             8.37%     $      2,777             9.80%

Commercial                     24,508            82.99            22,021            79.73            21,125            74.53

Consumer                        2,610             8.84             3,287            11.90             4,443            15.67
                         ------------     ------------      ------------     ------------      ------------     ------------

     Total               $     29,532           100.00%     $     27,621           100.00%     $     28,345           100.00%
                         ============     ============      ============     ============      ============     ============



                                                       December 31,
                             ----------------------------------------------------------------
                                         1999                               1998
                             -----------------------------      -----------------------------
                                               Percent to                         Percent to
                                                  Total                              Total
                                Amount          Allowance           Amount         Allowance
                             ------------     ------------      ------------     ------------
Residential real estate      $      3,332            11.78%     $      3,311            11.87%


Commercial                         18,963            67.01            18,798            67.37

Consumer                            6,002            21.21             5,792            20.76
                             ------------     ------------      ------------     ------------

     Total                   $     28,297           100.00%     $     27,901           100.00%
                             ============     ============      ============     ============

         Deposits. At December 31, 2002, deposits totaled $1.83 billion, as compared to $1.81 billion at December 31, 2001, an increase of 1.1%. During 2002, the Company's demand and savings portfolios grew $132.2 million or 18.7%, which was offset by a decline in time deposits of $112.1 million or 10.2% during 2002. Attributing to the overall growth during this period was the acquisition of U.S. National Bank of Midwest City as well as the ongoing success of the Company's new consumer focused marketing strategy.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated (dollars in thousands):

                                                                     Years Ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                             2002                               2001                              2000
                                 -------------------------------   -------------------------------   ------------------------------
                                                         Average                           Average                          Average
                                   Average                Rate       Average                Rate      Average                 Rate
                                   Balance    Interest    Paid       Balance    Interest    Paid      Balance     Interest    Paid
                                 ----------   --------   -------   ----------   --------   -------   ----------   --------  -------
Noninterest-bearing deposits     $  170,390    $    --      -%     $  155,598    $    --     --%     $  140,004    $    --      -%
Passbook accounts                    76,803      1,317    1.71         66,715      1,754    2.63         69,635      1,994    2.86
NOW and money market accounts       524,500      9,021    1.72        452,971     12,778    2.82        359,831     13,203    3.67
Term certificates                 1,092,278     39,818    3.65      1,145,288     61,094    5.33      1,309,327     73,220    5.59
                                 ----------    -------             ----------    -------             ----------    -------

     Total deposits              $1,863,971    $50,156    2.69%    $1,820,572    $75,626    4.15%    $1,878,797    $88,417    4.71%
                                 ==========    =======    ====     ==========    =======    ====     ==========    =======    ====


         Borrowings. Other than deposits, the Company utilizes advances from the FHLB of Topeka, and to a lesser extent, securities sold under agreements to repurchase to fund its operations. During 2002, the Company's average balance of advances outstanding at the FHLB of Topeka were $624.2 million compared with $521.6 million in 2001, as the Company further utilized FHLB borrowings to fund investment securities.

         The following table sets forth certain information regarding the borrowings of the Company at or for the dates indicated (dollars in thousands):

                                                                  At or For the Years
                                                                   Ended December 31,
                                                    ------------------------------------------------
                                                        2002              2001              2000
                                                    ------------      ------------      ------------
FHLB OF TOPEKA ADVANCES:
   Average balance outstanding                      $    624,170      $    521,628      $    262,885
   Maximum amount outstanding at any
     month-end during the year                           710,025           753,036           326,217
   Balance outstanding at end of year                    684,193           728,205           190,028
   Average interest rate during the year                    4.10%             4.23%             6.11%
   Average interest rate at end of year                     3.82%             3.75%             6.44%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:
   Average balance outstanding                      $     43,425      $     42,987      $     18,352
   Maximum amount outstanding at any
     month-end during the year                            64,701            53,622            38,214
   Balance outstanding at end of year                     59,696            38,694            38,214
   Average interest rate during the year                    1.22%             3.39%             5.85%
   Average interest rate at end of year                     0.94%             1.29%             5.92%

         In September 1997, the Company issued $80.0 million of Senior Notes which are due in September 2004 and which bear interest at the rate of 11.0%, payable semi-annually. During 2002, 2001 and 2000, the Company purchased and retired $250,000, $19.6 million and $34.1 million of Senior Notes, resulting in a $7,000, $1.6 million and $922,000 loss, net of tax, respectively. At December 31, 2002, there were $21.3 million Senior Notes outstanding. Issuance costs were deferred and capitalized and the unamortized balance of $289,000 is reflected in other assets in the consolidated statement of financial condition. The Company funds the semiannual interest payments through dividends paid to the Company from the Bank. For additional information, see "Business--Sources of Funds--Borrowings" in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Stockholders' Equity. Stockholders' equity increased from $163.5 million at December 31, 2001 to $167.9 million at December 31, 2002. The increase in stockholders' equity came primarily as a result of earnings during the period, offset by an increase in treasury shares. The Company increased its shares of treasury stock during 2002 as part of a stock repurchase program in which the Company repurchased 1.7 million shares of its common stock at a cost of $24.8 million. See "-Changes in Financial Condition -General". The net increase in additional paid-in capital during 2002 of $2.8 million included the exercise of 128,333 warrants, which were part of the original 591,000 warrants issued in conjunction with the Company's 1997 private placement, offset by the repurchase of 125,000 of those warrants by the Company at fair market value during 2002. Additionally, during 2002, 196,365 options to purchase the Company's stock were exercised, resulting in a $1.9 million increase in additional paid-in capital. These options had been previously issued to officers of the Bank under the Company's 1998 Stock Option Plan. Accumulated other comprehensive income declined $2.7 million during fiscal 2002. At December 31, 2002, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS

         General. The Company's results of operations depend substantially on its net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits, FHLB of Topeka advances, Senior Notes and mandatorily redeemable trust preferred securities. On an ongoing basis, the Company's results of operations will be affected by the level of its noninterest income including deposit related income, loan fees and service charges, net gains (losses) on sales of assets and the increase in the cash surrender value of the bank-owned life insurance; the level of its noninterest expense, such as compensation and employee benefits, equipment and data processing expense, occupancy expense, advertising expense and professional fees; its provisions for losses on loans resulting from the Company's assessment of the adequacy of its allowance for losses on loans; and provisions for income taxes.

         Net Income. The Company reported net income of $29.0 million, $26.5 million and $23.8 million during the years ended December 31, 2002, 2001 and 2000, respectively. Included in these results are the effect of the Company's purchase and retirement during 2002, 2001 and 2000 of $250,000, $19.6 million and $34.1 million of Senior Notes, resulting in a $7,000, $1.6 million and $922,000 loss, net of tax, respectively. Net income increased by $2.5 million or 9.6% during the year ended December 31, 2002, as compared to the year ended December 31, 2001, primarily due to a decline in interest expense paid on deposit accounts as well as increased deposit-related income. Net income increased by $2.7 million or 11.2% during the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the increase in the net interest income which came as a result of income earned on the Company's available for sale securities portfolio as well as declining interest expense on interest-bearing liabilities.

         Net Interest Income. Net interest income is determined by the Company's net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         Net interest income rose in all comparative periods presented. The overall decline in the national economy drove interest rates to historical lows. During 2002, the Company's interest-bearing liabilities repriced faster than its interest-earning assets. Accordingly, the Company's net interest spread increased from 3.11% in 2001 to 3.18% in 2002. In all periods presented, the Company has continued to increase its net interest-earning assets (interest-earning assets less interest-bearing liabilities). Average interest-earning assets increased by $158.1 million or 6.3% during 2002 with loans being the highest yielding asset. Average interest-bearing liabilities increased $148.1 million or 6.5% during 2002. The Company's net interest margin, which is the ratio of net interest income to average earning assets, decreased from 3.53% for 2001 to 3.48% for 2002 reflecting the slower rate of growth in net interest income during 2002.

         Interest Income. Total interest income decreased by $17.6 million or 9.1% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily as a result of the decline in the average yield on interest-earning assets, which fell from 7.70% to 6.59% or 111 basis points during the comparative period. Interest income on loans fell $14.1 million or 9.3% during the year ended December 31, 2002. This decline was primarily due to the decline in the average yield, which dropped from 7.94% to 6.86% during that same period. The Company continues to increase its average balance of loans outstanding particularly focusing on growth in the commercial portfolio. However, current economic conditions have slowed new loan origination growth and early pay-offs and refinancings caused further yield declines within the portfolio as new loans are added at current lower rates.

         Total interest income increased marginally by $2.9 million or 1.5% during the year ended December 31, 2001 as compared to the year ended December 31, 2000 as an increase in interest income received on the securities portfolio offset a decline in interest income received on loans. During the year ended 2001, loan growth slowed and rates fell causing overall yield declines in the loan portfolio. Interest income on loans receivable declined $5.7 million or 3.6% during the year ended December 31, 2001.

During this same period, the Company's average available for sale securities portfolio increased $104.1 million or 24.9%. While the average yield on the securities portfolio fell from 7.13% to 7.07%, the rate decline did not offset the volume increases, and accordingly, interest income on securities rose $7.1 million or 24.0% during the comparative periods.

         Interest Expense. Interest expense on deposits, which is the largest component of the Company's interest-bearing liabilities, declined $25.5 million or 33.7% during the year ended December 31, 2002. The decreased expense was primarily rate driven as the average cost of deposits fell from 4.54% to 2.96% during the period, offsetting increases in the average balance of those deposits, which rose $28.6 million or 1.7%.

         Similarly, during the year ended December 31, 2001, interest expense on deposits declined $12.8 million or 14.5% when compared to the year ended December 31, 2000. However, this decline was a result of both rate and volume declines in the deposit base. The average cost of deposits during the year ended December 31, 2001, was 4.54% as compared with 5.08% for the same period in the prior year. This rate decline coupled with a decline in the average balance of total deposits of $73.8 million or 4.2% during the comparative period led to the overall decline in interest expense.

         Interest expense on FHLB advances increased $3.6 million or 16.2% during the year ended December 31, 2002 primarily due to an increase in the average outstanding balance of those borrowings, which rose from $521.6 million during 2001 to $624.2 million during 2002. This increase in volume offsets a decline in the average cost of those borrowings from 4.23% to 4.10%, respectively. During the year ended December 31, 2001 volume increases again drove an increase in interest expense as compared to the prior year as the average balance of borrowings for 2001 increased $258.7 million. During this same period the average cost of those borrowings declined 188 basis points.

         Interest expense on securities sold under agreements to repurchase decreased 67.6% during the year ended December 31, 2002 to $532,000 from $1.6 million in the year ended December 31, 2001. This decline was primarily rate driven as the average yield on those borrowings fell from 3.52% for the year ended December 31, 2001 to 1.22% for the year ended December 31, 2002.

         During the periods presented, interest expense on Senior Notes consisted of interest accrued with respect to the notes issued in connection with the 1997 purchase and recapitalization of the Company. During the past four years, the Company has successfully purchased and retired $58.7 million of the original $80.0 million 11% Senior Notes resulting in the continued decrease in interest expense.

         During the fourth quarter of 2001, the Company issued $40.3 million in trust preferred securities bearing an interest rate of 9.00%. Likewise in July and October 2002, the Company issued an additional $20.0 million in floating rate trust preferred securities, bringing the total outstanding balance of mandatorily redeemable trust preferred securities at December 31, 2002 to $60.3 million. These securities bear interest rates of 3.625% and 3.45% over six and three month LIBOR, respectively. On December 31, 2001, the Company began quarterly interest payments on its 9.00% trust preferred securities. During 2003, the Company will begin semiannual and quarterly interest payments on the trust preferred securities issued in July and October 2002. See "Business -Sources of Funds--Capital Issuances" in Item 1 hereof and Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

                                                                        Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                          2002                                             2001
                                       ------------    ------------     ----------      ------------    ------------    ----------
                                         Average                         Average          Average                         Average
                                         Balance         Interest       Yield/Cost        Balance        Interest       Yield/Cost
                                       ------------    ------------     ----------      ------------    ------------    ----------
ASSETS
  Loans receivable(1)                  $  2,011,278    $    137,875           6.86%     $  1,914,373    $    151,950          7.94%
  Securities(2)                             576,199          35,200           6.11           522,406          36,952          7.07
  Other earning assets(3)                    77,356           2,418           3.13            70,004           4,236          6.05
                                       ------------    ------------                     ------------    ------------
    Total interest-earning assets         2,664,833         175,493           6.59%        2,506,783         193,138          7.70%
                                                       ------------     ==========                      ------------    ==========
  Noninterest-earning assets                130,674                                          120,098
                                       ------------                                     ------------
    Total assets                       $  2,795,507                                     $  2,626,881
                                       ============                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
   Transaction accounts(4)             $    601,303          10,338           1.72%     $    519,686          14,532          2.80%
   Term certificates of deposit           1,092,278          39,818           3.65         1,145,288          61,094          5.33
                                       ------------    ------------                     ------------    ------------
    Total deposits                        1,693,581          50,156           2.96         1,664,974          75,626          4.54
  FHLB advances                             624,170          25,613           4.10           521,628          22,045          4.23
   Securities sold under
    agreements to repurchase                 43,456             532           1.22            46,600           1,640          3.52
  Senior Notes                               21,506           2,541          11.81            36,353           4,298         11.81
  Mandatorily redeemable trust
   preferred securities                      46,250           4,020           8.69            11,358           1,035          9.11
                                       ------------    ------------                     ------------    ------------
    Total interest-bearing                2,428,963          82,862           3.41%        2,280,913         104,644          4.59%
                                                       ------------     ==========                      ------------    ==========
  Noninterest-bearing liabilities           196,338                                          176,754

  Stockholders' equity                      170,206                                          169,214
                                       ------------                                     ------------
    Total liabilities and
     stockholders' equity              $  2,795,507                                     $  2,626,881
                                       ============                                     ============
Net interest-earning assets            $    235,870                                     $    225,870
                                       ============                                     ============
Net interest income/interest
  rate spread                                          $     92,631           3.18%                     $     88,494          3.11%
                                                       ============     ==========                      ============    ==========
Net interest margin                                                           3.48%                                           3.53%
                                                                        ==========                                      ==========
Ratio of average interest-
  earning to average
  interest-bearing                                                          109.71%                                         109.90%
                                                                        ==========                                      ==========
                                               Years Ended December 31,
                                      -------------------------------------------
                                                          2000
                                       ------------    ------------    ----------
                                        Average                          Average
                                        Balance         Interest       Yield/Cost
                                       ------------    ------------    ----------
ASSETS                                 $  1,817,414    $    157,648          8.67%
  Loans receivable(1)                       418,280          29,811          7.13
  Securities(2)                              40,794           2,743          6.72
  Other earning assets(3)              ------------    ------------
     Total interest-earning assets        2,276,488         190,202          8.35%
                                                                        ==========
  Noninterest-earning assets                 96,288
                                       ------------
    Total assets                       $  2,372,776
                                       ============
LIABILITIES AND STOCKHOLDERS' EQUIT
  Deposits:
   Transaction accounts(4)             $    429,466          15,197          3.54%
   Term certificates of deposit           1,309,327          73,220          5.59
                                       ------------    ------------
    Total deposits                        1,738,793          88,417          5.08
  FHLB advances                             262,885          16,329          6.11
  Securities sold under agreements
   to repurchase                             18,352           1,073          5.85
  Senior Notes                               50,113           6,033         11.81
  Mandatorily redeemable trust
   preferred securities                          --              --            --
                                       ------------    ------------
    Total interest-bearing                2,070,143         111,852          5.40%
                                                       ------------    ==========
  Noninterest-bearing liabilities           164,045
  Stockholders' equity                      138,588
                                       ------------
    Total liabilities and
     stockholders' equity              $  2,372,776
                                       ============
  Net interest-earning assets          $    206,345
                                       ============
  Net interest income/interest
   rate spread                                         $     78,350          2.95%
                                                       ============    ==========
  Net interest margin                                                        3.44%
                                                                       ==========
  Ratio of average interest-
   earning to average
   interest-bearing                                                        109.97%
                                                                       ==========

----------

(1) The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.

(2)      Includes all securities including the market valuation accounts.

(3) Includes interest bearing deposits, FHLB of Topeka stock and Federal Reserve Bank stock.

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

                                    Year Ended December 31, 2002 compared to 2001    Year Ended December 31, 2001 compared to 2000
                                    ---------------------------------------------    ---------------------------------------------
                                      Increase (Decrease) due to                       Increase (Decrease) due to
                                    ---------------------------------                ----------------------------------
                                                                       Total Net                                          Total Net
                                                                        Increase                                          Increase
                                      Rate       Volume   Rate/Volume  (Decrease)      Rate       Volume    Rate/Volume  (Decrease)
                                    --------    --------  -----------  ----------    --------    --------   -----------  ----------
Interest-earning:
   Loans receivable                 $(20,718)   $  7,692    $ (1,049)   $(14,075)    $(13,394)   $  8,411    $   (715)    $ (5,698)
   Securities                         (5,038)      3,805        (519)     (1,752)        (224)      7,421         (56)       7,141
   Other earning assets               (2,048)        445        (215)     (1,818)        (275)      1,964        (196)       1,493
                                    --------    --------    --------    --------     --------    --------    --------     --------
       Total net change in income
         on interest-earning         (27,804)     11,942      (1,783)    (17,645)     (13,893)     17,796        (967)       2,936
                                    --------    --------    --------    --------     --------    --------    --------     --------

Interest-bearing:
   Deposits:
     Transaction accounts             (5,597)      2,282        (879)     (4,194)      (3,188)      3,193        (670)        (665)
     Term certificates of deposit    (19,344)     (2,827)        895     (21,276)      (3,376)     (9,173)        423      (12,126)
                                    --------    --------    --------    --------     --------    --------    --------     --------
       Total deposits                (24,941)       (545)         16     (25,470)      (6,564)     (5,980)       (247)     (12,791)

   FHLB advances                        (640)      4,334        (126)      3,568       (5,219)     16,072      (5,137)       5,716
   Securities sold under agreements
     to repurchase                    (1,070)       (110)         72      (1,108)        (427)      1,652        (658)         567
   Senior Notes                            1      (1,754)         (4)     (1,757)        (265)     (1,730)        260       (1,735)
   Mandatorily redeemable trust
     preferred securities                (48)      3,179        (146)      2,985            -           -       1,035        1,035
                                    --------    --------    --------    --------     --------    --------    --------     --------
       Total net change in expense
         on interest-bearing         (26,698)      5,104        (188)    (21,782)     (12,475)     10,014      (4,747)      (7,208)
                                    --------    --------    --------    --------     --------    --------    --------     --------
Change in net interest income       $ (1,106)   $  6,838    $ (1,595)   $  4,137     $ (1,418)   $  7,782    $  3,780     $ 10,144
                                    ========    ========    ========-   ========     ========    ========    ========     ========

                                         Year Ended December 31, 2000 compared to 1999
                                         ----------------------------------------------
                                           Increase (Decrease) due to
                                         ----------------------------------
                                                                              Total Net
                                                                              Increase
                                           Rate       Volume     Rate/Volume (Decrease)
                                         --------    --------    ----------- ----------
Interest-earning:
   Loans receivable                      $  6,000    $ 19,868     $    911    $ 26,779
   Securities                               1,621      (5,681)        (270)     (4,330)
   Other earning assets                      (166)       (399)          20        (545)
                                         --------    --------     --------    --------
       Total net change in income on
         interest-earning                   7,455      13,788          661      21,904
                                         --------    --------     --------    --------
Interest-bearing:
   Deposits:
     Transaction accounts                   2,517       2,020          500       5,037
     Term certificates of deposit           6,951       5,249          604      12,804
                                         --------    --------     --------    --------
       Total deposits                       9,468       7,269        1,104      17,841

   FHLB advances                            3,283      (1,520)        (335)      1,428
   Securities sold under agreements
     to repurchase                             --          --        1,073       1,073
   Senior Notes                                (4)     (3,347)          74      (3,277)
   Mandatorily redeemable trust
     preferred securities                      --          --           --          --
                                         --------    --------     --------    --------
       Total net change in expense on
         interest-bearing                  12,747       2,402        1,916      17,065
                                         --------    --------     --------    --------
Change in net interest income            $ (5,292)   $ 11,386     $ (1,255)   $  4,839
                                         ========    ========     ========    ========

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

         The Company established provisions for loan losses of $6.6 million, $5.4 million and $2.7 million during the years ended December 31, 2002, 2001 and 2000, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $5.7 million, $6.1 million and $2.7 million.

         Noninterest Income. Total noninterest income amounted to $28.5 million, $23.7 million and $20.8 million during the years ended December 31, 2002, 2001 and 2000, respectively. The components of noninterest income consist of deposit-related income, loan fees and loan service charges, net gains on sale of assets, the increase in the cash surrender value of the bank-owned life insurance, commission revenue and other miscellaneous income. The $4.8 million or 20.1% increase in noninterest income in 2002 was due to increases in deposit-related service charges as the Company has placed increased emphasis on developing new sources of noninterest revenue. The $3.0 million or 14.2% increase in noninterest income in 2001 was due primarily to increases in deposit-related service charges as well as increases in the cash surrender value of bank-owned life insurance resulting from the additional $10 million purchased during the year.

         Noninterest Expense. Total noninterest expense increased $3.7 million or 5.5% during the year ended December 31, 2002. This increase was primarily attributable to increases in compensation and employee benefits expense, which includes the cost of fully accruing the tax-offsetting bonus feature of stock options issued to selected officers which was partly offset by the elimination of $1.3 million in goodwill that would have been amortized in 2002 under prior accounting rules. During the year ended 2001, total noninterest expense increased $8.1 million or 13.7%. The increase was attributable to increases in compensation and employee benefits expense as the Company added personnel to support its growth strategy as well as a $2.5 million pre-tax loss incurred on the repurchase of $19.6 million of the Company's Senior Notes.

         Provision for Income Taxes. During the years ended December 31, 2002, 2001 and 2000, the Company recognized $15.0 million, $13.5 million and $13.8 million, respectively, of provisions for income taxes. At December 31, 2002, the Company had approximately $51.0 million of net operating loss carryforwards available for state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2011 and 2014. At December 31, 2002, 2001 and 2000, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the Company's current strategy, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2002, the Company had $264.5 million in available borrowing capacity with the FHLB.

         At December 31, 2002, the Company had outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans of approximately $342.8 million and an additional $9.5 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature within one year, totaled $708.4 million at December 31, 2002, and borrowings, which are scheduled to mature within the same period totaled $133.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance any maturing borrowings.

         During the years ended December 31, 2002 and 2001, the Company made interest payments on the Senior Notes funded through dividends from the Bank. During the years ended December 31, 2002, 2001 and 2000, the Company purchased and retired $250,000, $19.6 million and $34.1 million, respectively, of the Senior Notes which had been issued in connection with the Company's recapitalization in 1997. This move will reduce future interest costs associated with those notes. The Senior Notes have an annual interest debt service requirement of $2.3 million. During the year ending December 31, 2003, the Company intends to fund the interest payments scheduled to be made on March 1, 2003 and September 1, 2003 through dividends from the Bank.

         On December 31, 2001, Trust I began quarterly interest payments on its 9.00% trust preferred securities, which had been issued earlier in the year. These trust preferred securities have an annual interest debt service of $3.6 million. During 2003, the Company will begin semiannual and quarterly interest payments on the trust preferred securities issued by the newly formed Trusts II and III, respectively. These securities bear interest rates of 3.625% and 3.45% over six and three month LIBOR, respectively. The Company intends to fund all trust preferred security payments through dividends from the Bank. See "Business - Sources of Funds - Capital Issuances" in Item 1 hereof and Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

         Capital Resources. During the fourth quarter of 2001, the Trust issued trust preferred securities for an aggregate price of approximately $40.3 million. In two separate issuances during 2002, the Company issued a total of $20.0 million additional trust preferred securities. See "--Liquidity and Capital Resources - Liquidity". The trust preferred securities will be used as Tier I Capital to the extent allowable by regulatory guidelines.

         Federally insured institutions such as the Company and the Bank are required to maintain minimum levels of regulatory capital. See "Business--Regulation and Supervision--Capital Requirements" in Item 1 hereof. The following table reflects the Company's and the Bank's actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 2002 (dollars in thousands):


                                Minimum Required               Actual                     Excess
                              -------------------       --------------------       -------------------
                              Percent      Amount       Percent       Amount       Percent      Amount
                              -------      ------       -------       ------       -------      ------

   The Company:
      Leverage                   4.00%     $ 111,752       7.01%     $ 195,752        3.01%     $  84,000
      Core capital               4.00         81,199       9.64        195,752        5.64        114,553
      Total capital              8.00        162,398      11.45        232,492        3.45         70,094

   The Bank:
      Leverage                   4.00%     $ 111,651       8.07%     $ 225,288        4.07%     $ 113,637
      Core capital               4.00         81,093      11.11        225,288        7.11        144,195
      Total capital              8.00        162,185      12.37        250,683        4.37         88,498

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables present quantifiable, long-term contractual cash obligations and commercial commitments of the Company as of December 31, 2002. See Notes 7, 8, 9 and 10 of the Notes to the Consolidated Financial Statements in item 8 hereof and "--Liquidity and Capital Resources" (dollars in thousands):

                                                                                Payments Due By Period
                                                   --------------------------------------------------------------------------------
                                                                                                       More than
                                                                     Less than         One to           Three to           Over
         Contractual Cash Obligations                 Total           One Year       Three Years       Five Years       Five Years
-----------------------------------------------    ------------     ------------     ------------     ------------     ------------
FHLB advances                                      $    684,193     $     74,171     $     10,000     $    100,000     $    500,022
Securities sold under agreements to repurchase           59,696           59,696               --               --               --
Senior Notes                                             21,295               --           21,295               --               --
Mandatorily redeemable trust preferred securities        60,250               --               --               --           60,250
Operating leases                                          6,911              911            1,180              640            4,180
Unconditional purchase obligations:
   Data processing hardware obligation                      932              932               --               --               --
   Data processing maintenance obligation                 1,060              265              530              265               --
                                                   ------------     ------------     ------------     ------------     ------------
     Total contractual cash obligations            $    834,337     $    135,975     $     33,005     $    100,905     $    564,452
                                                   ============     ============     ============     ============     ============

         In order to support strategic objectives, during 2001 management initiated a project to return its mainframe operations to an internally supported function. The Company's mainframe processing had been operated in a data center operated by a third-party servicer. During the first quarter of 2002, the Company brought its mainframe processing in-house and the remaining maintenance contractual obligation is reflected above. During the fourth quarter of 2002, management determined the need for larger capacity hardware to be used in support of its new mainframe processing system. The contractual purchase obligation is also reflected above. The Company does not anticipate these actions will have a material impact on its consolidated financial condition.

                                                                    Amount of Commitment Expiration Per Period
                                                   -------------------------------------------------------------------------------
                                                                                                More than
                                  Unfunded            Less than             One to               Three to               Over
       Commitments               Commitments          One Year            Three Years           Five Years            Five Years
-------------------------     ----------------     ----------------     ----------------     ----------------     ----------------

Lines of credit               $        250,780     $         65,083     $        120,973     $         55,937     $          8,787
Standby letters of credit                9,488                7,607                1,881                   --                   --
Other commitments                       91,984                6,418               15,591                6,050               63,925
                              ----------------     ----------------     ----------------     ----------------     ----------------
     Total commitments        $        352,252     $         79,108     $        138,445     $         61,987     $         72,712
                              ================     ================     ================     ================     ================

CRITICAL ACCOUNTING POLICIES

         The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses, which is netted against loans on the consolidated statements of financial condition. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See "Business--Asset Quality" contained in Item 1 herein and Note 1(e) of the Notes to Consolidated Financial Statements in Item 8 hereof for further information regarding the Company's provision and allowance for loan losses policy.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15.5 million, which was subject to the transition provisions of Statement No. 142. The Company determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the year ended December 31, 2002, whereas this expense amounted to $1.3 million for the years ended December 31, 2001 and 2000, respectively. The Company's net income for the years ended December 31, 2001 and 2000, excluding the effects of goodwill amortization, would have been $27.8 million and $25.2 million, respectively, compared to $29.0 million for the year ended December 31, 2002. Excluding the effects of goodwill amortization, the earnings per share for the years ended December 31, 2001 and 2000 would have been $1.37 basic and $1.32 diluted and $1.22 basic and $1.22 diluted, respectively, as compared to $1.53 basic and $1.48 diluted for the year ended December 31, 2002.

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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to the Company, the statement eliminates the extraordinary loss classification on early debt extinguishments. The Company has elected to early adopt this statement as of December 31, 2002. The $2.5 million and $1.4 million loss associated with the early extinguishment of debt in 2001 and 2000, respectively, has been reclassified from extraordinary loss to other noninterest expense in the consolidated statements of operations. The result of the adoption of this statement did not modify or adjust net income for any period and does not impact the Company's compliance with its various debt covenants.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement requires affected institutions to reclassify their goodwill governed by SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, as SFAS No. 142 goodwill as of the date that SFAS No. 142 is adopted. As of December 31, 2002, the Company had no goodwill governed by SFAS No. 72. This statement also requires that long-term customer relationship intangible assets be reviewed for impairment in accordance with SFAS No. 144. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2002, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                      More Than
                                                       Three to       More Than      Three Years
                                     Within Three       Twelve      One Year to        to Five        Over Five
                                        Months          Months       Three Years         Years           Years            Total
                                     -----------      ----------    ------------     -----------      ----------       -----------
Interest-earning assets (1):
   Loans receivable (2)              $   894,662      $  299,330      $  403,886      $  323,361      $  181,634       $ 2,102,873
   Securities:
     Available for sale (3)               31,986          31,160          35,236          53,752           9,247           161,381
     Held to maturity                     75,636         144,298          86,019          43,618          15,261           364,832
   Other interest-earning assets (4)      96,553              --              --              --              --            96,553
                                     -----------      ----------      ----------      ----------      ----------       -----------
       Total                         $ 1,098,837      $  474,788      $  525,141      $  420,731      $  206,142       $ 2,725,639
                                     ===========      ==========      ==========      ==========      ==========       ===========

Interest-bearing liabilities:
   Deposits (5):
     Money market and NOW accounts   $   246,171      $   30,129      $   63,546      $   47,462      $  181,697       $   569,005
     Passbook accounts                     3,411          10,232          20,925          14,610          33,805            82,983
     Certificates of deposit             277,011         432,292         194,213          83,164           3,300           989,980
   FHLB advances                          84,171              --              --         100,000         500,022           684,193
   Securities sold under agreements
      to repurchase                       59,696              --              --              --              --            59,696
   Senior Notes                               --              --          21,295              --              --            21,295
   Mandatorily redeemable trust
     preferred securities (6)             20,000              --              --              --          40,250            60,250
                                     -----------      ----------      ----------      ----------      ----------       -----------
       Total                         $   690,460      $  472,653      $  299,979      $  245,236      $  759,074       $ 2,467,402
                                     ===========      ==========      ==========      ==========      ==========       ===========

Excess (deficiency) of
interest-earning assets over
   interest-bearing liabilities      $   408,377      $    2,135      $  225,162      $  175,495      $ (552,932)      $   258,237
                                     ===========      ==========      ==========      ==========      ==========       ===========
Cumulative excess of
   interest-earning assets over
   interest-bearing liabilities      $   408,377      $  410,512      $  635,674      $  811,169      $  258,237       $   258,237
                                     ===========      ==========      ==========      ==========      ==========       ===========
Cumulative excess of
   interest-earning assets over
   interest-bearing liabilities
   as a percent of total assets            14.38%          14.46%          22.38%          28.56%           9.09%             9.09%
                                     ===========      ==========      ==========      ==========      ==========       ===========

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

(6) Additionally, adjustable rate trust preferred securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, while fixed rate trust preferred securities are included in the period in which they are scheduled to mature.

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

         The following tables set forth for the indicated dates the estimated dollar and percentage change in the Company's net interest income over a four-quarter period and EVE based on the indicated changes in interest rates assuming an instantaneous uniform change in interest rates at all maturities.

                                             December 31, 2002            December 31, 2001
                                            Net Interest Income          Net Interest Income
                                           (next four quarters)         (next four quarters)
               -------------------       ------------------------    -------------------------
                                         Estimated                    Estimated
                 Change (in Basis         Change                        Change
               Points) in Interest       from Base      % Change      from Base       % Change
                    Rates (1)             (000's)       from Base      (000's)       from Base
               -------------------       ---------      ---------     ---------      ---------
                       +200               8,315             10            5,853           7

                       +100               4,485              5            6,201           7

                        0                85,501(1)          --           89,608(1)       --

                       -100              (3,819)            (4)          (1,915)         (2)

                       -200             (13,004)           (15)          (6,343)         (7)

                                            December 31, 2002           December 31, 2001
                                                   EVE                          EVE
               -------------------       ------------------------    -------------------------
                                         Estimated                    Estimated
                 Change (in Basis         Change                        Change
               Points) in Interest       from Base      % Change      from Base       % Change
                    Rates (1)             (000's)       from Base      (000's)       from Base
               -------------------       ---------      ---------     ---------      ---------
                       +200                17,745           8          (38,731)         (17)

                       +100                18,403           8          (15,096)          (7)

                        0                 218,480          --          228,509           --

                       -100               (44,486)        (20)          (9,447)          (4)

                       -200              (101,178)        (46)         (55,229)         (24)

----------

(1) The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing statement of financial condition as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds.

         The decrease in net interest income ("NII") for the next four quarters when projected as of December 31, 2001 as compared to the projections as of December 31, 2002 in the base case is mainly due to a drop in overall market interest rates that decreases net interest margin and to a decrease in forecasted interest earning assets. The increased sensitivity in the NII as projected in the down shocks is largely due to the drop in market rates to levels that prevent certain deposit and borrowing rates to decline the full basis points assumed in the shock thereby squeezing net interest income.

         The decrease in EVE from December 31, 2001 to December 31, 2002 in the base case is primarily due to an increase in the market value of the convertible fixed rate FHLB advances caused by the drop in market rates and the repurchase of Local Financial stock. The increased sensitivity in the EVE shocks is principally caused by three factors: (i) the increased duration of deposits at December 31, 2002 due to the low rate environment, (ii) the duration extension of the convertible fixed rate FHLB advances that occurs as market rates drop and
(iii) the decline in duration of mortgage-backed securities due to increased prepayments caused by lower residential market rates.

         The model reflects only the effects of assumptions made by management while running the different interest rate shocks. The only variables between the different rate shocks are the interest rates, prepayment speeds and the rate of replacement for prepaying securities. The prepayment assumptions used in the model are based on historical and market estimates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 2002 and 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to directors required in response to this
Item is incorporated herein by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report. The information with respect to executive officers of the Company can be found in Part I, Item 4A.

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

ITEM 14. CONTROLS AND PROCEDURES

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

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements for the Years Ended December 31, 2002, 2001 and 2000 are filed as part of this report:

         Independent Auditors' Report

         Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

         Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

         Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules.

         No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3)   Management Contracts or Compensatory Plan Arrangements

         See exhibits marked with an asterisk in Item 15(c) below.

(b)      Reports on Form 8-K

         On November 14, 2002, the Company issued the Regulation FD Disclosure Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         On October 24, 2002, the Company issued a press release announcing the issuance of an additional stock repurchase program.

(c)      List of Exhibits.

Exhibit
Number            Description of Exhibit
-------           ----------------------
3.1               Certificate of Incorporation of Local Financial Corporation
                  ("Local Financial")(1)

3.2               Certificate of Amendment of Local Financial(1)

3.3               Bylaws of Local Financial(1)

4.1               Form of Common Stock certificate of Local Financial(1)

4.2               Indenture between Local Financial and The Bank of New York
                  ("BONY"), as Trustee, dated September 8, 1997(1)

4.3               Form of Senior Note (included in Exhibit 4.2)(1)

4.4               Indenture between Local Financial and BONY, as Trustee, dated
                  September 20, 2001(4)

4.5               Form of Debenture (included in Exhibit 4.6)

4.6 Junior Subordinated Indenture between Local Financial and BONY dated July 30, 2002

4.7               Form of Floating Rate Junior Subordinate Note due 2032
                  (included in Exhibit 4.6)

4.8               Indenture of Local Financial with Wilmington Trust Company, as
                  Trustee, dated October 29, 2002

4.9               Form of Floating Rate Junior Subordinate Debt Security due
                  2032 (included in Exhibit 4.8)

10.1              Local Financial Stock Option Plan(1)*

10.2 Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997(1)*

10.3              Local Financial Corporation 1998 Stock Option Plan, as amended
                  July 26, 2000(3)*

10.4              Form of Severance Agreement, dated January 1, 1999(2)*

10.5              Amended and Restated Employment Agreement between Local
                  Financial and Edward A. Townsend, effective October 1,
                  2000(3)*

10.6              Amended and Restated Employment Agreement between Local
                  Financial and Jan A. Norton, effective October 1, 2000(3)*

10.7              1998 Non-qualified Stock Option Agreement between Local
                  Financial and Edward A. Townsend dated September 23, 1998(2)*

10.8              1998 Non-qualified Stock Option Agreement between Local
                  Financial and Jan A. Norton dated September 23, 1998(2)*

10.9 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial and Local Oklahoma Bank, N.A., and
                  Edward A. Townsend dated January 30, 2001(3)*

10.10 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial and Local Oklahoma Bank, N.A., and Jan
                  A. Norton dated January 30, 2001(3)*

10.11 Amended and Restated Declaration between Local Financial, BONY and BONY (Delaware), as Trustees, and the Administrative
                  Trustees of the Local Financial Capital Trust I, dated
                  September 20, 2001(4)

10.12             Preferred Securities Guarantee Agreement between Local
                  Financial and BONY, as Guarantee Trustee, dated as of September 20, 2001, regarding trust preferred securities(4)

10.13             Amended and Restated Trust Agreement of Local Financial
                  Capital Trust II by and among Local Financial, BONY and BONY
                  (Delaware), as Trustees, and the Administrative Trustees named therein, dated July 30, 2002

10.14             Guarantee Agreement between Local Financial and BONY, as
                  Guarantee Trustee, dated July 30, 2002, regarding Local
                  Financial Capital Trust II capital securities

10.15             Amended and Restated Declaration of Trust of Local Financial
                  Capital Trust III by and among Local Financial, Wilmington
                  Trust Company as Delaware and Institutional Trustee, and the
                  Administrators named therein, dated as of October 29, 2002

10.16             Guarantee Agreement dated as of October 29, 2002, executed by
                  Local Financial and Wilmington Trust Company, as Guarantee
                  Trustee, regarding Local Financial Capital Trust III capital securities

21.0              See Company's business description herein

23.0              Consent of KPMG LLP

----------

(1) These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 dated January 5, 1998, and are incorporated by reference herein.

(2) These exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated by reference herein.

(3) These exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and are incorporated by reference herein.

(4) These exhibits were filed with the Company's Registration Statement on Form S-3, Registration No. 333-68372, dated August 24, 2001, and are incorporated by reference herein.

*Exhibits identified with an asterisk are management contracts or are compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                LOCAL FINANCIAL CORPORATION

Date     March 19, 2003         By:   /s/Edward A. Townsend
                                      ----------------------------------------
                                      Chairman and Chief Executive Officer

Date     March 19, 2003         By:   /s/Richard L. Park
                                      ----------------------------------------
                                      Executive Vice President and
                                      Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date     March 19, 2003         By:   /s/Robert A. Kotecki*
                                      ----------------------------------------
                                      Robert A. Kotecki, Director

Date     March 19, 2003         By:   /s/Joseph A. Leone*
                                      ----------------------------------------
                                      Joseph A. Leone, Director

Date     March 19, 2003         By:   /s/George Nigh*
                                      ----------------------------------------
                                      George Nigh, Director

Date     March 19, 2003         By:   /s/Jan A. Norton
                                      ----------------------------------------
                                      Jan A. Norton, Director

Date     March 19, 2003         By:   /s/Edward A. Townsend
                                      ----------------------------------------
                                      Edward A. Townsend, Director

Date     March 19, 2003         By:   /s/William D. Breedlove*
                                      ----------------------------------------
                                      William D. Breedlove, Director

Date     March 19, 2003         By:   /s/J. David Rosenberg*
                                      ----------------------------------------
                                      J. David Rosenberg, Director

Date     March 19, 2003         By:   /s/Andrew M. Coats*
                                      ----------------------------------------
                                      Andrew M. Coats, Director

----------

* By:  /s/ Richard L. Park
       ---------------------------------
       Richard L. Park, Attorney in fact

                                  CERTIFICATION


I, Edward A. Townsend, certify that:


1.       I have reviewed this annual report on Form 10-K of Local Financial
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of March 2003.


                                             /s/ Edward A. Townsend
                                             -----------------------
                                             Edward A. Townsend
                                             Chief Executive Officer

                                  CERTIFICATION


I, Richard L. Park, certify that:


1.       I have reviewed this annual report on Form 10-K of Local Financial
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the registrant's internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of March 2003.

                                                   /s/ Richard L. Park
                                                   -----------------------
                                                   Richard L. Park
                                                   Chief Financial Officer

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.........................................   F-1

Audited Consolidated Financial Statements:

Consolidated Statements of Financial Condition
   as of December 31, 2002 and 2001..................................   F-2

Consolidated Statements of Operations
   for the Years Ended December 31, 2002, 2001 and 2000..............   F-3

Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2002, 2001 and 2000..............   F-4

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2002, 2001 and 2000..............   F-5

Notes to Consolidated Financial Statements
   for December 31, 2002, 2001 and 2000..............................   F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Local Financial Corporation:


We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 1(r) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and early adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, effective December 31, 2002.


                                                KPMG LLP

Oklahoma City, Oklahoma
January 31, 2003

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                           December 31, 2002 and 2001
                    (dollars in thousands, except share data)

                                     ASSETS                                                2002            2001
                                                                                      -----------     -----------
Cash and due from banks                                                               $    51,166     $    50,791
Interest bearing deposits with other banks                                                  7,200           9,700
Securities:
   Available for sale                                                                     163,473         193,736
   Held to maturity                                                                       364,832         430,956
                                                                                      -----------     -----------
       Total securities                                                                   528,305         624,692
Loans receivable, net of allowance for loan losses of
   $29,532 at December 31, 2002 and $27,621 at December 31, 2001                        2,084,144       1,972,145
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                   38,187          42,213
Premises and equipment, net                                                                42,415          38,751
Assets acquired through foreclosure and repossession, net                                   1,693           1,910
Intangible assets, net                                                                     19,695          15,548
Current and deferred taxes, net                                                             9,428           7,408
Other assets                                                                               57,625          56,893
                                                                                      -----------     -----------

       Total assets                                                                   $ 2,839,858     $ 2,820,051
                                                                                      ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                             $   756,476     $   636,315
   Savings                                                                                 82,983          70,932
   Time                                                                                   989,980       1,102,115
                                                                                      -----------     -----------

       Total deposits                                                                   1,829,439       1,809,362

Advances from the Federal Home Loan Bank of Topeka                                        684,193         728,205
Securities sold under agreements to repurchase                                             59,696          38,694
Senior Notes                                                                               21,295          21,545
Other liabilities                                                                          17,105          18,459

Mandatorily redeemable trust preferred securities                                          60,250          40,250

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,863,967 shares issued and 17,785,323 shares outstanding at December 31, 2002 and 20,539,269
     shares issued and 19,199,925 shares outstanding at December 31, 2001                     209             205
   Preferred stock, $0.01 par value, 5,000,000 shares authorized; none outstanding             --              --
   Additional paid-in capital                                                             208,599         205,773
   Retained earnings                                                                      151,495         122,480
   Treasury stock, 3,078,644 shares at December 31, 2002 and 1,339,344 shares at
     December 31, 2001, at cost                                                          (193,783)       (169,031)
   Accumulated other comprehensive income, net of tax                                       1,360           4,109
                                                                                      -----------     -----------

       Total stockholders' equity                                                         167,880         163,536
                                                                                      -----------     -----------

       Total liabilities and stockholders' equity                                     $ 2,839,858     $ 2,820,051
                                                                                      ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2002, 2001 and 2000
                    (dollars in thousands, except share data)

                                                                             YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         2002         2001           2000
                                                                      ---------     ---------     ---------
Interest income:
   Loans                                                              $ 137,875     $ 151,950     $ 157,648
   Securities available for sale                                          9,992        36,952        29,811
   Securities held to maturity                                           25,208            --            --
   Federal Home Loan Bank of Topeka and Federal Reserve Bank stock        1,767         1,989         1,523
   Other investments                                                        651         2,247         1,220
                                                                      ---------     ---------     ---------
       Total interest income                                            175,493       193,138       190,202

Interest expense:
   Deposit accounts                                                      50,156        75,626        88,417
   Advances from the Federal Home Loan Bank of Topeka                    25,613        22,045        16,329
   Securities sold under agreements to repurchase                           532         1,640         1,073
   Senior Notes                                                           2,541         4,298         6,033
   Trust preferred securities                                             4,020         1,035            --
                                                                      ---------     ---------     ---------
       Total interest expense                                            82,862       104,644       111,852

Net interest income                                                      92,631        88,494        78,350
   Provision for loan losses                                             (6,600)       (5,400)       (2,700)
                                                                      ---------     ---------     ---------
       Net interest income after provision for loan losses               86,031        83,094        75,650

Noninterest income:
   Deposit related income                                                19,110        15,015        13,304
   Loan fees and loan service charges                                     2,031         2,083         1,811
   Net gains on sale of assets                                              823           628           646
   Other                                                                  6,525         5,997         5,012
                                                                      ---------     ---------     ---------
       Total noninterest income                                          28,489        23,723        20,773
                                                                      ---------     ---------     ---------

Noninterest expense:
   Compensation and employee benefits                                    42,957        36,703        34,264
   Equipment and data processing                                          6,201         6,561         6,452
   Occupancy                                                              4,703         3,978         3,645
   Advertising                                                              685           539           633
   Professional fees                                                      1,200         1,486         1,061
   Other                                                                 14,785        17,584        12,721
                                                                      ---------     ---------     ---------
       Total noninterest expense                                         70,531        66,851        58,776
                                                                      ---------     ---------     ---------

Income before provision for income taxes                                 43,989        39,966        37,647
Provision for income taxes                                               14,974        13,489        13,833
                                                                      ---------     ---------     ---------
       Net income                                                     $  29,015     $  26,477     $  23,814
                                                                      =========     =========     =========

Earnings per share:
   Net income:
     Basic                                                            $    1.53     $    1.30     $    1.16
                                                                      =========     =========     =========
     Diluted                                                          $    1.48     $    1.26     $    1.16
                                                                      =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)

                                                                                                     ACCUMULATED
                                                               ADDITIONAL                              OTHER            TOTAL
                                                     COMMON     PAID-IN      RETAINED    TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                                     STOCK      CAPITAL      EARNINGS      STOCK       INCOME          EQUITY
                                                    -------    ---------     --------    ---------     -------        ---------
Balance, December 31, 1999                          $   205    $ 206,758     $ 72,189    $(151,274)    $   416        $ 128,294
   Comprehensive income:
     Net income                                          --           --       23,814           --          --           23,814
     Net change in unrealized gains
       on securities available for
       sale, net of reclassification
       adjustment                                        --           --           --           --       4,163            4,163
                                                                                                                      ---------
     Comprehensive income                                                                                                27,977
                                                    -------    ---------     --------    ---------     -------        ---------

Balance, December 31, 2000                              205      206,758       96,003     (151,274)      4,579          156,271
   Comprehensive income:
     Net income                                          --           --       26,477           --          --           26,477
     Net change in unrealized gains
       on securities available for
       sale, net of reclassification
       adjustment                                        --           --           --           --        (470)            (470)
                                                                                                                      ---------
     Comprehensive income                                                                                                26,007
                                                                                                                      ---------

   Purchase of treasury stock                            --           --           --      (17,757)         --          (17,757)
   Issuance of common stock -
       warrants exercised                                --           19           --           --          --               19
   Purchase of stock warrants                            --       (1,004)          --           --          --           (1,004)
                                                    -------    ---------     --------    ---------     -------        ---------

Balance, December 31, 2001                              205      205,773      122,480     (169,031)      4,109          163,536
   Comprehensive income:
     Net income                                          --           --       29,015           --          --           29,015
     Net change in unrealized gains
       on securities available for sale,
       net of reclassification adjustment                --           --           --           --      (2,749)          (2,749)
                                                                                                                      ---------
     Comprehensive income                                                                                                26,266
                                                                                                                      ---------
   Purchase of treasury stock                            --           --           --      (24,752)         --          (24,752)
   Issuance of common stock - warrants exercised          2        1,281           --           --          --            1,283
   Issuance of common stock - options exercised           2        1,962           --           --          --            1,964
   Purchase of stock warrants                            --         (721)          --           --          --             (721)
   Tax benefits from employee stock options              --          304           --           --          --              304
                                                    -------    ---------     --------    ---------     -------        ---------
Balance, December 31, 2002                          $   209    $ 208,599     $151,495    $(193,783)    $ 1,360        $ 167,880
                                                    =======    =========     ========    =========     =======        =========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)


                                                                            YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       2002         2001           2000
                                                                    ---------     ---------     ---------
Cash provided (absorbed) by operating activities:
   Net income                                                       $  29,015     $  26,477     $  23,814
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provisions for loan losses                                       6,600         5,400         2,700
       Deferred income tax expense (benefit)                           (2,498)        1,829         5,579
       Accretion of discounts and amortization of deferred fees
         on loans acquired and securities, net                         (2,208)       (4,619)       (3,882)
       Depreciation and amortization                                    4,391         5,315         4,972
       Net change in loans held for sale                               (2,313)         (341)          879
       Net gains on sale of assets                                       (823)         (628)         (646)
       Change in other assets                                           2,276         1,138          (959)
       Change in other liabilities                                     (2,451)       (1,086)       (8,772)
                                                                    ---------     ---------     ---------

            Net cash provided by operating activities                  31,989        33,485        23,685
                                                                    ---------     ---------     ---------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                54,239        19,813       283,910
   Proceeds from principal collections on securities                  339,809       264,017        58,570
   Purchase of securities                                            (299,690)     (551,999)      (73,178)
   Purchases of Federal Home Loan Bank and
     Federal Reserve Bank stock                                        (3,988)      (22,796)       (6,632)
   Proceeds from the sale of Federal Home Loan Bank stock               8,279            --        12,035
   Purchase of bank owned life insurance                                   --       (10,000)      (25,000)
   Change in loans receivable, net                                    (91,158)     (129,219)     (252,767)
   Proceeds from disposal of assets acquired through
     foreclosure and repossession                                       2,448         1,910         1,647
   Purchases of premises and equipment                                 (6,417)       (4,869)       (9,762)
   Proceeds from sales of premises and equipment                           63             8            71
   Cash paid in acquisition of Citizens Financial Corporation,
     net of cash and cash equivalents received                          1,257            --            --
                                                                    ---------     ---------     ---------

            Net cash provided (absorbed) by investing activities        4,842      (433,135)      (11,106)
                                                                    ---------     ---------     ---------

                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                           2002             2001           2000
                                                                        -----------     -----------     -----------
Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                       $   106,826     $    37,588     $   137,289
   Change in time deposits                                                 (119,876)       (160,019)        (53,836)
   Change in securities sold under agreements to repurchase                  21,002             480          38,214
   Proceeds from advances from the Federal Home Loan Bank                 1,169,260       2,637,818       5,980,763
   Repayments of advances from the Federal Home Loan Bank                (1,213,272)     (2,099,641)     (6,092,770)
   Proceeds from the issuance of common stock                                 3,247              19              --
   Proceeds from the issuance of trust preferred securities                  20,000          40,250              --
   Payments of trust preferred securities issuance costs                       (420)         (1,949)             --
   Purchase of Senior Notes                                                    (250)        (19,615)        (34,090)
   Purchase of treasury stock                                               (24,752)        (17,757)             --
   Purchase of stock warrants                                                  (721)         (1,004)             --
                                                                        -----------     -----------     -----------

            Net cash provided (absorbed) by financing activities            (38,956)        416,170         (24,430)
                                                                        -----------     -----------     -----------

Net change in cash and cash equivalents                                      (2,125)         16,520         (11,851)

Cash and cash equivalents at beginning of year                               60,491          43,971          55,822
                                                                        -----------     -----------     -----------

Cash and cash equivalents at end of year                                $    58,366     $    60,491     $    43,971
                                                                        ===========     ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                           $    81,665     $   104,300     $   113,209
                                                                        ===========     ===========     ===========

     Income taxes                                                       $    12,500     $    13,083     $     9,088
                                                                        ===========     ===========     ===========

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and
     repossession                                                       $     1,702     $     2,996     $     1,805
                                                                        ===========     ===========     ===========

   Transfer of loans securitized to investments available for
     sale and servicing rights                                          $        --     $        --     $    87,587
                                                                        ===========     ===========     ===========

   Transfer of investments from available for sale
     to held to maturity                                                $        --     $   430,956     $        --
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

                        December 31, 2002, 2001 and 2000

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Local Financial Corporation (Local Financial) is a bank holding company, which owns 100% of the outstanding common stock of Local Oklahoma Bank, N.A. (Local or the Bank). In September 2001, Local Financial formed Local Financial Capital Trust I (the Trust) as a wholly- owned subsidiary. The Trust was formed to facilitate the issuance of 1,610,000 shares of 9.00% cumulative trust preferred securities at $25 per share. In July and October 2002, Local Financial formed Local Financial Capital Trusts II and III (the Trusts), respectively, to facilitate each trust issuing 10,000 shares of adjustable rate cumulative trust preferred securities at $1,000 per share. The accounting and reporting practices of Local Financial and its subsidiaries reflect industry practices and are in accordance with accounting principles generally accepted in the United States of America. The more significant policies are described below.


         In November 2002, Local purchased 100% of the capital stock of Citizens Financial Corporation (Citizens) that owned U.S. National Bank, N.A. Citizens was subsequently dissolved and U.S. National Bank, N.A. was merged into the Bank. The accompanying consolidated financial statements for the year ended December 31, 2002, reflect the results only from its acquisition date of November 2002.


         (a)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of Local Financial and its wholly owned subsidiaries, which are the three trusts and Local, as well as Local's only active subsidiary, Local Securities Corporation (Local Securities). Local is an insured depository institution, which obtains deposit funds primarily through retail branches throughout the State of Oklahoma and lends those funds throughout the United States. Local Securities is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of Local. Local Financial and its subsidiaries, the three trusts and Local, are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

                  In preparing the consolidated financial statements, management is required to make estimates and assumptions. Those estimates and assumptions relate principally to the determination of the allowance for loan losses, the valuation of assets acquired through foreclosure and repossession and the fair value of financial instruments. Actual results could differ from those estimates. The accounting policies for these items and other significant accounting policies are presented below.

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


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         (c)      SECURITIES

                  The Company's investment portfolio consists primarily of mortgage-backed securities. Mortgage-backed securities are made up of mortgage-backed pass-through certificates and mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits. Local does not own any principal only, interest only or residual tranches mortgage-backed securities. The Company classifies its securities as held to maturity, available for sale or held for trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity. At December 31, 2002 and 2001, the Company had classified all its investment securities as either held to maturity or available for sale. No investment securities within the portfolio were held for trading purposes at December 31, 2002 and 2001.

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

                  Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank of Topeka (FHLB) stock are required investments and are carried at cost.

         (d)      LOANS RECEIVABLE

                  Loans receivable are recorded at the contractual amounts owed by borrowers, less deferred fees and costs, unearned interest, the allowance for loan losses, nondisbursed funds, and discounts on loans acquired or originated. Interest on loans is credited to income as earned, to the extent deemed collectible. Discounts on loans and unearned interest on consumer loans are accreted into interest income to approximate a level yield over the contractual lives of the loans, adjusted for actual prepayments.

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

                        December 31, 2002, 2001 and 2000


         (e)      PROVISION AND ALLOWANCE FOR LOAN LOSSES

                  Each period the provision for loan losses in the consolidated statements of operations results from the combination of a) an estimate by management of loan losses that occurred during the current period and b) the ongoing adjustment of prior estimates of losses occurring in prior periods.

                  To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Company's customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments, including interest, will probably not be received, impairment is measured by comparing the Company's recorded investment in the loan to the present value of expected cash flows discounted at the loan's effective interest rate, the fair value of the collateral or the loan's observable market price.

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

         (g)      LOANS HELD FOR SALE AND GAINS AND LOSSES FROM THE SALE OF
                  LOANS

                  Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than student loans held for sale at December 31, 2002 and 2001.

                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

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

                  Periodically, the Company may securitize residential real estate loans held for investment with the Federal National Mortgage Association (FNMA) and retain all of the interest in the FNMA security. No gain or loss is recognized as the securitization does not qualify as a sale. The Company's current carrying value is allocated between securities held to maturity and a servicing asset based on the relative fair values.

         (h)      LOAN SERVICING

                  Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $113,473,000 and $150,343,000 at December 31, 2002 and 2001, respectively. Net servicing fees earned totaled approximately $81,000, $550,000 and $566,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

                  At December 31, 2002 and 2001, unamortized servicing assets were approximately $918,000 and $1,567,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $649,000, $400,000 and $285,000 was charged against loan servicing income for the years ended December 31, 2002, 2001 and 2000, respectively. The Company anticipates amortization expense on the remaining servicing assets will average approximately $301,000 per year over the next three years. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 2002 and 2001, the carrying value of servicing assets was not impaired.

         (i)      BANK OWNED LIFE INSURANCE

                  The Company has purchased life insurance on its key managers. The balance was approximately $39,604,000 and $37,254,000 at December 31, 2002 and 2001, respectively, and is included in other assets in the consolidated statements of financial condition. The


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  increase in the cash surrender value is included in other noninterest income in the consolidated statements of operations and amounted to approximately $2,350,000, $2,000,000 and $261,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         (j)      COMMISSIONS

                  Commission revenues on annuities and life insurance are recorded when the policies are written and are therefore earned. Securities transactions and related commission revenue and expenses are recorded on a trade date basis. Commission revenue of $4,325,000, $3,731,000 and $4,028,000 for the years ended December 31, 2002, 2001 and 2000, respectively, was included in other noninterest income in the consolidated statements of operations.

         (k)      PREMISES AND EQUIPMENT

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

         (l)      ASSETS ACQUIRED THROUGH FORECLOSURE AND REPOSSESSION

                  Assets acquired through foreclosure and repossession are recorded at estimated fair value, net of estimated selling costs at the date of foreclosure or repossession. The values of assets acquired through foreclosure and repossession are monitored by the Company continually through sales and rental activities and by updated appraisals and other valuation methods when needed. The Company records the gain or loss on sale and net income and expense from assets acquired through foreclosure and repossessions in other noninterest expense.

         (m)      DEFERRED ISSUANCE COSTS

                  The Company capitalizes all costs related to the issuance of Senior Notes and trust preferred securities. The unamortized issuance costs on the Senior Notes at December 31, 2002 and 2001 of approximately $289,000 and $468,000, respectively, and the trust preferred securities at December 31, 2002 and 2001 of approximately $2,281,000 and $1,931,000, respectively, are included in other assets in the consolidated statements of financial condition. Deferred issuance costs are amortized over the life of

                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  the Senior Notes and trust preferred securities as a yield adjustment to interest expense on Senior Notes and trust preferred securities in the consolidated statements of operations.

         (n)      INTANGIBLE ASSETS

                  Intangible assets consist of goodwill and core deposit intangible assets. Goodwill was approximately $18,640,000 and $15,548,000 at December 31, 2002 and 2001, respectively. Goodwill represents the excess cost over fair value of net assets acquired and for periods prior to December 31, 2001 was being amortized on a straight-line basis over a 15-year period. For periods through December 31, 2001, the Company evaluated the recoverability of goodwill by assessing whether the amortization of the asset balances over their remaining lives could be recovered through projected cash flows. The amount of impairment, if any, was measured based on projected discounted cash flows. No impairment was recognized at December 31, 2001.

                  For periods beginning on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards
                  (SFAS) No. 142, Goodwill and Other Intangible Assets. As a result, for periods beginning after December 31, 2001, goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead will be tested for impairment at least annually. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company will then determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair valued to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The results of this analysis (determined using the market value of price to earnings and price to book value of recent sales of financial institutions) did not require the Company to recognize an impairment loss.

                  In connection with the acquisition of Citizens (see Note 2), the Company recorded a core deposit intangible asset which was approximately $1,055,000 at December 31, 2002. The Company evaluates the recoverability of core deposit intangible assets by assessing whether the amortization of the asset balances over their remaining lives can be recovered through undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the carrying amount and fair value of the asset. The core deposit intangible asset was determined to have a useful life of approximately 12 years and will be amortized based upon the estimated percentage decline of the future income generated by the acquired deposits. Core deposit intangible asset amortization expense for the year ended December 31, 2002 was approximately $15,000. The

                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  Company expects amortization expense to range from approximately $278,000 to $86,000 over the next five years.

         (o)      INCOME TAXES

                  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         (p)      EARNINGS PER SHARE

                  Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method.

                  The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the years ended December 31, 2002 and 2001.

                                                                      2002
                                                    -----------------------------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                                      SHARES       PER SHARE
                                                    NET INCOME      OUTSTANDING     AMOUNT
                                                    -----------     ----------    -----------
                  Basic net income per share        $29,015,000     18,912,354    $      1.53
                                                                                  ===========
                  Effect of dilutive securities:
                       Options                               --        704,309
                                                    -----------    -----------
                  Diluted net income per share      $29,015,000     19,616,663    $      1.48
                                                    ===========    ===========    ===========

                                                                      2001
                                                    -----------------------------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                                      SHARES       PER SHARE
                                                    NET INCOME      OUTSTANDING     AMOUNT
                                                    -----------     ----------    -----------
                  Basic net income per share        $26,477,000     20,368,028    $      1.30
                                                                                  ===========
                  Effect of dilutive securities:
                       Warrants                              --         64,841
                       Options                               --        533,662
                                                   -----------    -----------

                  Diluted net income per share      $26,477,000     20,966,531    $      1.26
                                                    ===========    ===========    ===========


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  For the year ended December 31, 2000, the weighted average number of shares is 20,537,209. Stock options and warrants to purchase common stock discussed in Note 1(s) were outstanding during the year ended December 31, 2000, but were not included in the computation of diluted income per share because the average share price was below the exercise price during the year ended December 31, 2000.

         (q)      SEGMENTS

                  The Company operates as one segment. The operating information used by the Company's chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, National Association, a national banking association. The Bank, in turn, has one active operating subsidiary, Local Securities Corporation, which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

                  In September 2001, the Company formed Local Financial Capital Trust I. Then, in July 2002 and October 2002, the Company formed Local Financial Capital Trust II and Local Financial Capital Trust III, respectively. All are wholly-owned finance subsidiaries. They do not qualify as operating segments under SFAS No. 131 and have no independent operations and no other function other than the issuance of their securities and the related purchase of the junior subordinated debentures from Local Financial and to distribute payments referred thereon to the holders of their securities.

         (r)      NEW ACCOUNTING PRONOUNCEMENTS

                  The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15,548,000, which was subject to the transition provisions of Statement No. 142. The Company determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the year ended December 31, 2002, whereas this expense amounted to $1,340,000 and $1,339,000 for the years ended December 31, 2001 and 2000, respectively. The Company's net income for the years ended December 31, 2001 and 2000, excluding the effects of goodwill amortization, would have been $27,817,000 and $25,153,000, respectively, compared to $29,015,000 for the year ended December 31, 2002. Excluding the effects of goodwill amortization, the earnings per share for the years ended December 31, 2001 and 2000 would have been $1.37 basic and $1.32 diluted and $1.22 basic and $1.22 diluted, respectively, as compared to $1.53 basic and $1.48 diluted for the year ended December 31, 2002.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


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

                  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to the Company, the statement eliminates the extraordinary loss classification on early debt extinguishments. The Company has elected to early adopt this statement as of December 31, 2002. The $2,508,000 and $1,420,000 loss associated with the early extinguishment of debt in 2001 and 2000, respectively, has been reclassified from extraordinary loss to other noninterest expense in the consolidated statements of operations. The result of the adoption of this statement did not modify or adjust net income for any period and does not impact the Company's compliance with its various debt covenants.

                  In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

                  In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement requires affected institutions to reclassify their goodwill governed by SFAS Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, as SFAS No. 142 goodwill as of the date that SFAS No. 142 is adopted. As of December 31, 2002, the Company had no goodwill governed by SFAS No. 72. This statement also requires that long-term customer relationship intangible assets be reviewed for impairment in accordance with SFAS No. 144. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

                  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of this statement as of December 31, 2002 had no effect on the Company's consolidated financial position or results of operations.

         (s)      STOCK COMPENSATION

                  In September 1997, the Board of Directors adopted a stock option plan. The stock option plan has 2,100,370 shares of common stock authorized and provides for the granting of stock options intended to comply with the applicable requirements of the Internal Revenue Code.

                  Stock option activity during the years indicated was as follows:

                                                   NUMBER OF    WEIGHTED-AVERAGE
                                                    SHARES      EXERCISE PRICE
                                                  ----------    ---------------
                  Balance at December 31, 1999     1,672,005     $    10.00
                        Granted                      429,000          10.00
                        Forfeited                    (16,000)         10.00
                                                  ----------     ----------

                  Balance at December 31, 2000     2,085,005          10.00
                        Granted                       15,000          10.00
                                                  ----------     ----------

                  Balance at December 31, 2001     2,100,005          10.00
                        Granted                       35,000          14.42
                        Exercised/Repurchased       (211,365)         10.00
                        Forfeited                    (22,000)         10.00
                                                  ----------     ----------

                  Balance at December 31, 2002     1,901,640     $    10.08
                                                  ==========     ==========

                  Awards under the Company's stock option plan vest over periods ranging from three to five years. The stock options expire ten years from the effective dates of the respective option agreements. At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 to $17.37 and 6.34 years, respectively. At December 31, 2002, 1,532,578 options were exercisable compared to 1,562,275 at December 31, 2001 and 1,328,674 at December 31, 2000 with a weighted-average exercise price of $10.00 each.

                  The per share weighted-average fair value of stock options granted for the years ended December 31, 2002, 2001 and 2000 was $4.69, $5.67 and $2.28, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.73%, 4.30% and 4.97%, respectively, volatility


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  rate of 31.52%, 37.06% and 9.13%, respectively, expected life of 5 years for each period, and no expected dividend yield.

                  The Company applies the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income for the years ended December 31, 2002, 2001 and 2000 would have been decreased to the pro forma amounts below.

                                                                       YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                2002             2001             2000
                                                           -------------    -------------    -------------
                                                               (dollars in thousands, except share data)
                  Net income as reported                   $      29,015    $      26,477    $      23,814
                  Deduct: Total stock-based employee
                     compensation expense determined
                     under fair value based method for
                     awards, net of related tax effects             (446)            (472)            (880)
                                                           -------------    -------------    -------------

                  Pro forma net income                     $      28,569    $      26,005    $      22,934
                                                           =============    =============    =============

                  Earnings per share:
                     Basic - as reported                   $        1.53    $        1.30    $        1.16
                                                           =============    =============    =============
                     Basic - pro forma                     $        1.51    $        1.28    $        1.12
                                                           =============    =============    =============

                     Diluted - as reported                 $        1.48    $        1.26    $        1.16
                                                           =============    =============    =============
                     Diluted - pro forma                   $        1.46    $        1.24    $        1.12
                                                           =============    =============    =============

                  Additionally, two employees are entitled to a cash offset bonus for their stock options. Bonus compensation of $5,121,000 was recorded in compensation and employee benefits in the consolidated statements of operations for the year ended December 31, 2002.

         (t)      RECLASSIFICATIONS

                  Certain reclassifications were made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.


(2)      ACQUISITION

         On November 5, 2002, Local acquired 100% of the outstanding common shares of Citizens and its subsidiary, U.S. National Bank, N.A for cash. Citizens was subsequently dissolved and U.S. National Bank, N.A. was merged into the Bank. The results of operations of Citizens are included in the consolidated financial statements since that date. The fair value of assets and


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         liabilities acquired at the date of acquisition primarily related to approximately $25,420,000 loans receivable, $33,127,000 deposits and $1,097,000 in other liabilities.

         Intangible assets acquired of approximately $4,162,000 were allocated between goodwill of $3,092,000 and core deposit intangible asset of $1,070,000 in accordance with the provisions of SFAS 142. The core deposit intangible asset was determined to have a useful life of approximately 12 years and will be amortized based upon the estimated percentage decline of the future income generated by the acquired deposits.

(3)      SECURITIES

         Actual maturities of collateralized mortgage obligations and mortgage pass-through securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. U.S. Government and municipal securities generally mature within five years.

         (a)      SECURITIES AVAILABLE FOR SALE

                  A comparative summary of securities available for sale is as follows (dollars in thousands):

                                                                GROSS         GROSS        ESTIMATED
                                                 AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                   COST         GAINS         LOSSES        VALUE
                                                ----------    ----------    ----------    ----------
                  December 31, 2002:
                     Collateralized mortgage
                        obligations             $  161,381    $    2,092    $       --    $  163,473
                                                ==========    ==========    ==========    ==========

                  December 31, 2001:
                     Collateralized mortgage
                        obligations             $  187,415    $    6,321    $       --    $  193,736
                                                ==========    ==========    ==========    ==========

                  The weighted average coupon rate was 5.34% and 6.66% at December 31, 2002 and 2001, respectively.

                  No available for sale securities were pledged at December 31, 2002. At December 31, 2001, such securities with a total estimated market value of $156,473,000 were pledged to secure various deposits and borrowings. Accrued interest receivable on securities available for sale of approximately $718,000 and $1,048,000 were included in other assets at December 31, 2002 and 2001, respectively.

                  Proceeds from sales of securities available for sale for the years ended December 31, 2002, 2001 and 2000 were approximately $54,239,000, $19,813,000 and $283,910,000, respectively. Gross gains of approximately $867,000, $151,000 and $3,852,000 were


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                  realized for the years ended December 31, 2002, 2001 and 2000, respectively. Gross losses of $3,549,000 were realized for the year ended December 31, 2000. These gains and losses are included in net gains on sale of assets in the accompanying consolidated statements of operations.

          (b)     SECURITIES HELD TO MATURITY


                  A summary of securities held to maturity is as follows (dollars in thousands):

                                                                     GROSS        GROSS        ESTIMATED
                                                     AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                       COST         GAINS         LOSSES         VALUE
                                                    ----------    ----------    ----------    ----------
                  December 31, 2002:
                    Collateralized mortgage
                       obligations                  $  288,585    $    6,178    $       51    $  294,712
                    Mortgage pass-through
                       securities                       51,101         3,098             3        54,196
                    U.S. Government and agencies        25,046           634            --        25,680
                    Municipal securities                   100            --            --           100
                                                    ----------    ----------    ----------    ----------

                                                    $  364,832    $    9,910    $       54    $  374,688
                                                    ==========    ==========    ==========    ==========

                  December 31, 2001:
                    Collateralized mortgage
                       obligations                  $  355,637    $    2,611    $    2,479    $  355,769
                    Mortgage pass-through
                       securities                       75,140         1,894             4        77,030
                    Municipal securities                   179            --            --           179
                                                    ----------    ----------    ----------    ----------

                                                    $  430,956    $    4,505    $    2,483    $  432,978
                                                    ==========    ==========    ==========    ==========

                  The weighted average coupon rate was 5.96% and 6.39% at December 31, 2002 and 2001, respectively.

                  At December 31, 2002 and 2001, securities held to maturity with a total amortized cost of $253,894,000 and $109,308,000, respectively, were pledged to secure various deposits and borrowings. Accrued interest receivable on securities held to maturity of approximately $1,882,000 and $2,292,000 was included in other assets at December 31, 2002 and 2001, respectively.

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

                        December 31, 2002, 2001 and 2000

                  statements. The amortized cost of securities at the date of transfer was approximately $430,956,000 with a weighted average rate of 6.39%.

(4)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                              DECEMBER 31,
                                                     ---------------------------
                                                         2002           2001
                                                     -----------     -----------
                   Residential real estate           $   212,862     $   215,408
                   Commercial                          1,695,293       1,593,432
                   Held for sale                           8,576           6,263
                   Consumer                              196,945         184,663
                                                     -----------     -----------

                          Total loans                  2,113,676       1,999,766
                   Less:
                        Allowance for loan losses        (29,532)        (27,621)
                                                     -----------     -----------

                          Loans receivable, net      $ 2,084,144     $ 1,972,145
                                                     ===========     ===========

         Accrued interest receivable on loans of approximately $8,629,000 and $9,061,000 was included in other assets at December 31, 2002 and 2001, respectively.


         An analysis of the allowance for loan losses is as follows (dollars in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              2002         2001         2000
                                            --------     --------     --------
          Balance at beginning of year      $ 27,621     $ 28,345     $ 28,297
               Allowance acquired              1,003           --           --
               Loans charged off              (6,184)      (6,589)      (3,707)
               Recoveries                        492          465        1,055
                                            --------     --------     --------

                 Net loans charged off        (5,692)      (6,124)      (2,652)

               Provision for loan losses       6,600        5,400        2,700
                                            --------     --------     --------

          Balance at end of year            $ 29,532     $ 27,621     $ 28,345
                                            ========     ========     ========

         Other than Oklahoma, the Company has granted commercial real estate loans to customers principally in California, Texas, New York, Arizona, Florida and Oregon. The remainder of the Company's portfolio is significantly concentrated in Oklahoma. Although the Company has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their loan contracts is dependent upon the overall economy as well as the economy of the respective states.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         At December 31, 2002, 2001 and 2000, the Company classified approximately $6,168,000, $2,817,000 and $3,207,000, respectively, of loans as impaired, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. At December 31, 2002, 2001 and 2000, these loans had an impairment allowance of approximately $1,026,000, $706,000 and $904,000, respectively, which was measured using the collateral value method. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was approximately $7,080,000, $3,476,000 and $1,524,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $291,000, $10,000 and $609,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         At December 31, 2002 and 2001, loans to directors, officers and employees of the Company aggregated approximately $6,951,000 and $6,557,000, respectively. In management's opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

(5)      PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                                DECEMBER 31,
                                                           ---------------------
                                                              2002         2001
                                                           --------     --------
         Land                                              $  5,852     $  5,727
         Buildings and building improvements                 32,890       31,060
         Furniture, fixtures and equipment                   32,195       26,380
                                                           --------     --------
                                                             70,937       63,167
         Less accumulated depreciation and amortization     (28,522)     (24,416)
                                                           --------     --------

                                                           $ 42,415     $ 38,751
                                                           ========     ========

         Depreciation and amortization expense relating to premises and equipment for the years ended December 31, 2002, 2001 and 2000 was approximately $4,376,000, $3,975,000 and $3,633,000, respectively.

(6)      DEPOSIT ACCOUNTS

         Accrued interest on deposit accounts of approximately $3,966,000 and $3,363,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 2002 and 2001, respectively.

         The aggregate amount of certificates of deposit with a denomination greater than $100,000 was approximately $195,000,000 and $204,000,000 at December 31, 2002 and 2001, respectively.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         Contractual maturities of time deposits at December 31, 2002, are summarized as follows (dollars in thousands):

                   YEARS ENDING DECEMBER 31,          AMOUNT
                                                     --------
                             2003                    $708,403
                             2004                     134,284
                             2005                      60,829
                             2006                      14,466
                      2007 and thereafter              71,998
                                                     --------
                                                     $989,980

(7)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at December 31, 2002 and 2001 and are summarized as follows (dollars in thousands):

                                                                  2002        2001
                                                                -------     -------
          Average outstanding balance                           $43,425     $42,987
          Weighted average interest rate during the year           1.22%       3.39%
          Maximum month-end balance                             $64,701     $53,622
          Outstanding balance at end of year                     59,696      38,694
          Weighted average interest rate at end of year            0.94%       1.29%
          Mortgage-backed securities securing the agreements
                   at period-end:
                            Carrying value                      $66,931     $53,885
                            Estimated market value               68,501      54,978
          Accrued interest payable at the end of the year            --          --


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(8)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                                  DECEMBER 31,
                          ---------------------------------------------------------
                                     2002                         2001
                          --------------------------    ---------------------------
                                          WEIGHTED                       WEIGHTED
                                           AVERAGE                        AVERAGE
                                         CONTRACTUAL                    CONTRACTUAL
                            BALANCE         RATE          BALANCE          RATE
                          ----------     ----------     ----------      ----------
         Fixed rate       $  674,193           3.85%    $  728,205           3.75%
         Variable rate        10,000           1.81             --             --
                          ----------                    ----------
                          $  684,193           3.82%    $  728,205           3.75%
                          ==========     ==========     ==========     ==========

         Additionally, the Company had outstanding letters of credit with the FHLB of approximately $93,855,000 and $77,045,000 at December 31, 2002 and 2001, respectively. The letters of credit have one-year terms or less and were pledged to secure certain deposits.

         The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At December 31, 2002, the Company had approximately $803,171,000 in eligible assets pledged against FHLB advances.

         At December 31, 2002, the Company had additional borrowing capacity of approximately $264,497,000 under the FHLB credit policy.

         Scheduled principal repayments of advances from the FHLB at December 31, 2002 were as follows (dollars in thousands):

                                                                 WEIGHTED
                                                                  AVERAGE
                                                                CONTRACTUAL
            YEARS ENDING DECEMBER 31,               AMOUNT        RATE
                                                  ----------    -----------
                      2003                        $   74,171       1.47%
                      2004                                --         --
                      2005                            10,000       1.81
                      2006                           100,000       3.35
               2007 and thereafter                   500,022       4.30
                                                  ----------
                                                  $  684,193       3.82%
                                                  ==========    =======


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(9)      SENIOR NOTES

         Senior Notes of $21,295,000, $21,545,000 and $41,160,000 at 11% issued to various investors were outstanding at December 31, 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, the Company purchased and retired $250,000, $19,615,000 and $34,090,000, respectively, of
         Senior Notes. The purchase and retirement of the Senior Notes resulted in a $7,000, $1,630,000 and $922,000 loss, net of tax benefit of $4,000, $878,000 and $498,000 for the years ended December 31, 2002,
         2001 and 2000, respectively. Senior Notes are due September 8, 2004 and pay interest semiannually. Senior Notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the Senior Notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness.

(10)     MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

         On September 20, 2001, and October 3, 2001, Local Financial Capital Trust I, a Delaware business trust and wholly-owned finance subsidiary of Local Financial, issued 1,400,000 and 210,000 shares, respectively, of its 9.00% trust preferred securities at $25 per share for an aggregate price of approximately $40,250,000, all of which was outstanding at December 31, 2001. The trust preferred securities will mature on September 30, 2031. The proceeds from the sale of the trust preferred securities and the issuance of $1,245,000 in common securities to Local Financial were used by the Trust to purchase approximately $41,495,000 of 9% junior subordinated debentures of Local Financial which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to Local Financial are payable quarterly beginning December 31, 2001.

         On July 30 and October 22, 2002, the Company formed Local Financial Capital Trusts II and III (the Trusts), respectively, to facilitate each trust issuing 10,000 shares of adjustable rate cumulative trust preferred securities at $1,000 per share for an aggregate price of approximately $10,000,000. These securities bear interest rates of 3.625% and 3.45% over the six and three month LIBOR, respectively, and both mature in 2032. The proceeds from the sale of the trust preferred securities and the issuance of $310,000 each in common securities of each trust to Local Financial were used by the Trusts to purchase $20,620,000 of adjustable rate junior subordinated debentures of Local Financial which bears interest and have the same payment terms as the trust preferred securities. As above, the debentures will pay interest to the Trusts, which will in turn pay dividends on the trust preferred securities and the common stock.

         Except under certain circumstances, the common securities issued to the Company by the three trusts possess sole voting rights with respect to matters involving those entities. Under certain circumstances, the Company may, from time to time, defer the debentures' interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the debentures.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         Subject to any applicable regulatory approvals, the trust preferred securities and the common securities issued by the three trusts to the Company are redeemable in whole or in part on or after certain dates, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The trust preferred securities are included in Tier 1 capital, to the extent permitted, for regulatory capital adequacy determination purposes. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the three trusts' obligation with respect to the trust preferred securities subject to certain limitations.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(11)     COMPREHENSIVE INCOME

         Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale, net of reclassification adjustment, and is presented in the consolidated statements of stockholders' equity. Reclassification adjustment consists of realized gains and losses on securities available for sale included in the consolidated statements of operations.


         The changes in the components of other comprehensive income (loss) are reported net of income taxes for the periods indicated as follows (dollars in thousands):

                                                              YEAR ENDED DECEMBER 31, 2002
                                                           ---------------------------------
                                                            PRE-TAX        TAX        NET
                                                            AMOUNT        EFFECT     AMOUNT
                                                           --------     --------    --------
          Unrealized loss on securities:
             Unrealized holding loss arising during the
               period                                      $ (3,362)    $  1,177    $ (2,185)
             Less reclassification adjustment for gains
               included in net income                          (867)         303        (564)
                                                           --------     --------    --------

          Other comprehensive loss                         $ (4,229)    $  1,480    $ (2,749)
                                                           ========     ========    ========

                                                              YEAR ENDED DECEMBER 31, 2001
                                                           ---------------------------------
                                                            PRE-TAX        TAX        NET
                                                            AMOUNT        EFFECT     AMOUNT
                                                           --------     --------    --------
          Unrealized loss on securities:
             Unrealized holding loss arising during the
               period                                      $   (572)    $    200    $   (372)
             Less reclassification adjustment for gains
               included in net income                          (151)          53         (98)
                                                           --------     --------    --------

          Other comprehensive loss                         $   (723)    $    253    $   (470)
                                                           ========     ========    ========

                                                              YEAR ENDED DECEMBER 31, 2000
                                                           ---------------------------------
                                                            PRE-TAX        TAX        NET
                                                            AMOUNT        EFFECT     AMOUNT
                                                           --------     --------    --------
          Unrealized gain on securities:
             Unrealized holding gain arising during the
               period                                      $  6,708     $ (2,348)    $  4,360
             Less reclassification adjustment for net
               gains included in net income                    (303)         106         (197)
                                                           --------     --------     --------

          Other comprehensive income                       $  6,405     $ (2,242)    $  4,163
                                                           ========     ========     ========


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(12)     INCOME TAXES


         The provision for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     2002         2001        2000
                                                   --------     --------    --------
          Income from operations                   $ 14,974     $ 13,489     $ 13,833
          Stockholders' equity                       (1,480)        (253)       2,242
                                                   --------     --------     --------

                                                   $ 13,494     $ 13,236     $ 16,075
                                                   ========     ========     ========

         Components of the provision for income taxes from operations are as follows (dollars in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     2002         2001        2000
                                                   --------     --------    --------
          Current income tax expense               $ 17,472     $ 11,660    $  8,254
          Deferred income tax (benefit) expense      (2,498)       1,829       5,579
                                                   --------     --------    --------

                                                   $ 14,974     $ 13,489    $ 13,833
                                                   ========     ========    ========

         The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision for income taxes based on the statutory rates with the effective rates is as follows (dollars in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     2002         2001        2000
                                                   --------     --------    --------
          Income tax at statutory
              rate (35%)                           $ 15,396     $ 13,988    $ 13,176
             Effect of state income tax,
              net of federal                          1,212        1,220       1,093
             Change in valuation allowance           (1,212)      (1,220)     (1,093)
             Other, net                                (422)        (499)        657
                                                   --------     --------    --------

             Provision for income taxes            $ 14,974     $ 13,489    $ 13,833
                                                   ========     ========    ========


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         Current income tax receivables of approximately $60,000 and $2,044,000 are included in the caption current and deferred taxes, net in the consolidated statements of financial condition at December 31, 2002 and 2001, respectively. Deferred income tax assets and liabilities are included in current and deferred taxes, net in the consolidated statements of financial condition and consisted of the following (dollars in thousands):

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                    2002         2001
                                                                 --------     --------
         Deferred income tax assets:
            Realized losses on available for sale securities     $     --     $    645
            State net operating loss carryforwards                  2,140        3,352
            Allowance for loan losses                               9,946        8,463
            Accrued compensation                                    2,608          740
            Other                                                   1,548        1,463
                                                                 --------     --------

                                                                   16,242       14,663
                                                                 --------     --------

         Deferred income tax liabilities:
            Stock dividends receivable (FHLB)                        (596)        (756)
            Depreciation and amortization                          (2,231)      (2,282)
            Deferred loan fees                                       (551)        (663)
            Unrealized gains on available for sale securities        (732)      (2,212)
            Other                                                    (624)         (34)
                                                                 --------     --------

                                                                   (4,734)      (5,947)
                                                                 --------     --------

            Net deferred tax asset                                 11,508        8,716
         Valuation allowance on state net operating losses          2,140        3,352
                                                                 --------     --------

            Deferred tax asset, net                              $  9,368     $  5,364
                                                                 ========     ========

         At December 31, 2002, the Company had approximately $51,000,000 of operating loss carryforwards available for state income tax purposes. The state net operating losses expire in varying amounts between 2011 and 2014.

         During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Based on the strategy of current management and taxable income for the years ended December 31, 2002, 2001 and 2000, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

         As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for income tax purposes during 1997. The Company is required to recapture the excess of the


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over a six-year period, beginning in its tax year ended June 30, 1999. At December 31, 2002, the recapture amount is estimated to be $1,654,000 and the qualifying and nonqualifying base year tax reserves totaled approximately $10,647,000 and $1,421,000, respectively.

         In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 2002, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $15,921,000. The amount of unrecognized deferred tax liability at December 31, 2002 was approximately $5,572,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

(13)     COMMITMENTS AND CONTINGENCIES

         The Company has been involved in litigation with the U.S. Government. The litigation related to an assistance agreement entered into by the Company with the FDIC in connection with an acquisition of a federal savings bank in 1988. Prior to the purchase of the Company in 1997 from its two prior owners, a reserve account in the amount of approximately $7,673,000 had been established relating to amounts that might be owed under the assistance agreement. Additionally, as part of the purchase of the Company in 1997, $10,000,000 of the purchase price was deposited by the Company into an escrow account, of which $9,943,000 remained on deposit. Any amounts the Company might ultimately owe to the FDIC had to be paid first from these two accounts. If the amounts in these two accounts were not sufficient to satisfy the Company's obligations to the FDIC, the prior owners had contractually agreed to pay the difference.

         After protracted negotiations between the Company, the prior owners and the FDIC, on December 30, 2002, the liability owed to the FDIC under the litigation was settled for approximately $24,660,000 net of the set off of certain uncollected assistance, and the 1988 assistance agreement with the FDIC was completely terminated. As part of this settlement, all monies held in the above-mentioned reserve account and escrow account were paid to the FDIC. The remaining portions of the total amount paid to the FDIC under the terms of the settlement were
         (i) a cash payment by the Company in the sum of $2,177,000 which was equal to the unrecorded tax benefit received by the Company for the income tax deduction that became available for it to apply on its 2002 federal income tax liability as the Company is able to deduct the interest portion of the total payment being made to the FDIC; and (ii) the prior owners' cash payment of the entire remaining balance required to be paid to the FDIC in the settlement amounting to approximately $4,867,000. As a result of the foregoing, any potential liability of the Company to the FDIC has now been fully and completely resolved without any adverse financial effect on the Company.

         Pursuant to the terms of the Settlement and Termination Agreement with the FDIC, the Company reserved its claim regarding the elimination of certain tax benefits which would otherwise have been available to the Company had it not been for the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (OBRA). A Resolution and Modification


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         Agreement was entered into between the prior owners and the Company under which the prior owners agreed to pay all attorney fees and all third-party costs and expenses as they are incurred by the Company in prosecution of the claim to a conclusion. Under the terms of this agreement the prior owners are entitled to be paid substantially all of any award or settlement payment received by the Company pursuant to such claim net of taxes, if any. The Company does not anticipate incurring any liability, loss, damage or material expense with regard to its continuing prosecution of the OBRA claim.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 2002 and 2001, the Company had approximately $342,764,000 and $292,542,000, respectively, of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans approved but nonfunded.

         Standby letters of credit and financial guarantees written of approximately $9,488,000 and $7,228,000 at December 31, 2002 and 2001,
         respectively, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         The Company leases certain real estate and equipment under operating leases. For the years ended December 31, 2002, 2001 and 2000, lease expense totaled approximately $1,120,000, $1,068,000 and $891,000, respectively. Future obligations under operating leases at December 31, 2002 are summarized as follows (dollars in thousands):

                 YEARS ENDING DECEMBER 31,                 AMOUNT
                                                         ----------
                        2003                             $  911,321
                        2004                                653,675
                        2005                                526,790
                        2006                                373,820
                        2007 and thereafter               4,445,675
                                                         ----------
                                                         $6,911,281
                                                         ==========

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

         Quantitative measures established by regulation to ensure capital adequacy require Local Financial and Local to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that Local Financial and Local met all capital adequacy requirements to which they are subject.

         As of December 31, 2002 and 2001, the most recent notification from the OCC and Federal Reserve categorized Local and Local Financial as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local and Local Financial must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed Local's and Local Financial's category.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                                                                        TO BE WELL CAPITALIZED
                                                                                 MINIMUM FOR CAPITAL    FOR PROMPT CORRECTIVE
                                                               ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                                        --------------------    --------------------    ----------------------
                                                         AMOUNT      RATIO       AMOUNT       RATIO      AMOUNT        RATIO
                                                        --------    --------    --------    --------    --------      --------
                                                                                  (dollars in thousands)
         LOCAL FINANCIAL
         As of December 31, 2002:
            Total capital (to risk weighted assets)     $232,492       11.45%    $162,398      8.00%    $202,998       10.00%
            Tier I capital (to risk weighted assets)     195,752        9.64       81,199      4.00      121,799        6.00
            Tier I capital (to average assets)           195,752        7.01      111,752      4.00      139,691        5.00

         LOCAL As of December 31, 2002:
            Total capital (to risk weighted assets)     $250,683       12.37%    $162,185      8.00%    $202,732       10.00%
            Tier I capital (to risk weighted assets)     225,288       11.11       81,093      4.00      121,639        6.00
            Tier I capital (to average assets)           225,288        8.07      111,651      4.00      139,564        5.00

         LOCAL FINANCIAL
         As of December 31, 2001:
            Total capital (to risk weighted assets)     $209,038       10.49%    $159,359      8.00%    $199,199       10.00%
            Tier I capital (to risk weighted assets)     184,105        9.24       79,680      4.00      119,519        6.00
            Tier I capital (to average assets)           184,105        6.63      111,053      4.00      138,816        5.00

         LOCAL As of December 31, 2001:
            Total capital (to risk weighted assets)     $226,794       11.41%    $159,006      8.00%    $198,757       10.00%
            Tier I capital (to risk weighted assets)     201,915       10.16       79,503      4.00      119,254        6.00
            Tier I capital (to average assets)           201,915        7.28      110,990      4.00      138,737        5.00

         Management intends to continue compliance with all regulatory capital requirements.

         Federal regulations allow Local to pay dividends during a calendar year up to the amount that would reduce its surplus capital ratio, as defined, to one-half of its surplus capital ratio at the beginning of the calendar year, adjusted to reflect its net income to date during the calendar year. At the beginning of calendar year 2003, under applicable regulations without prior consent of the OCC, the total capital available for the payment of dividends by Local to Local Financial was approximately $52,647,000.

(15)     STOCKHOLDERS' EQUITY

         In connection with a private placement of securities in September 1997, warrants to buy 591,000 shares of common stock of the Company were issued to the placement agent. During 2001, 2,000 warrants were exercised for proceeds of $19,000. In addition, during 2001 the Company purchased 335,667 warrants at a cost of approximately $1,000,000. During 2002, 128,333 warrants were exercised for proceeds of $1,283,000 and 125,000 warrants were purchased at a cost of approximately $615,000. As of December 31, 2002, no warrants remain outstanding.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         During 2002, the Company purchased 150,000 shares of the Company's common stock from an officer of the Company at the market price amounting to $2,309,000.

(16)     EMPLOYEE BENEFITS

         On November 1, 1999, the Company established a nonleveraged employee stock ownership plan (the ESOP Plan) that covers substantially all of its full-time employees. Contributions to the ESOP Plan are discretionary as determined by the Board of Directors of the Company. Contributions shall be allocated and credited to those participants who accrue credited service for such plan year and who are employed on the last day of the plan year. Contributions will be allocated to participants in the ratio in which each participant's compensation bears to the total compensation of all participants. In 2000, the Board of Directors of the Company declared and paid a cash contribution of $3,819,000,which is included in compensation and employee benefits in the accompanying consolidated statements of operations. Common stock of the Company credited to Plan participants amounting to approximately 263,000 and 229,000 shares were being held by the ESOP Plan at December 31, 2002 and 2001, respectively.

         The Company had a retirement plan (the Plan), which was a noncontributory defined benefit pension plan, covering substantially all of its full-time employees. The benefits were based on years of service and the employees' compensation during the last five years of employment. In September 1999, the Company adopted a plan to freeze the accrual of benefits under the Plan, effective October 31, 1999, and terminate the Plan. Termination of the Plan was completed in 2000. Upon termination, the assets held by the Plan's trustee were distributed to Plan participants or beneficiaries in the order provided by the Employee Retirement Income Security Act of 1974 with the excess distributed to the Company. As a result of the Plan amendment and termination of the Plan, a settlement gain of approximately $3,634,000, net of excise taxes of $1,642,000, was recognized for the year ended December 31, 2000 and is included in compensation and employee benefits in the accompanying consolidated statements of operations.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated statements of financial condition and operations for the year ended December 31, 2000 (dollars in thousands):

                                                               2000
                                                             --------
         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of period           $ 11,087
         Interest cost                                            335
         Recognized net gain from past experience
            different from that assumed                         4,759
         Settlement gain                                       (5,276)
         Benefits paid                                        (10,905)
                                                             --------

         Benefit obligation at end of period                       --
                                                             --------

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of period      20,950
         Actual return on plan assets                             903
         Benefits paid                                        (10,905)
         Assets reverted back to the Company                  (10,948)
                                                             --------

         Fair value of plan assets at end of plan period           --
                                                             --------

         Funded status                                             --
         Unrecognized net gain from past experience
            different from that assumed                            --
         Unrecognized transition asset being recognized
            over 15 years                                          --
                                                             --------

         Prepaid benefit cost                                $     --
                                                             ========


         COMPONENTS OF NET PERIODIC PENSION BENEFIT
         Interest cost                                            335
         Expected return on plan assets                        (1,156)
         Net amortization and deferral                            (56)
         Settlement gain                                       (5,276)
                                                             --------

         Net periodic pension benefit                        $ (6,153)
                                                             ========


         The Company has a qualified, contributory 401(k) plan. Eligible employees of the Company may elect to defer a portion of their salary and contribute to the 401(k) plan to fund retirement benefits. Effective October 1, 2001, the 401(k) plan was amended to allow Company matching contributions of 100% of a participant's elective 401(k) deferral not to exceed 2% of a participant's eligible compensation. The cost of this benefit for the years ended December 31, 2002 and 2001 was approximately $500,000 and $125,000, respectively.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


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


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

         The following table presents a summary of the Company's financial instruments, as defined by SFAS No. 107 (dollars in thousands):

                                                       DECEMBER 31, 2002                  DECEMBER 31, 2001
                                               ------------------------------      -----------------------------
                                                 CARRYING          ESTIMATED         CARRYING         ESTIMATED
                                                   VALUE          FAIR VALUE          VALUE          FAIR VALUE
                                               ------------      ------------      ------------     ------------
          Financial Assets
             Cash and cash equivalents         $     58,366      $     58,366      $     60,491     $     60,491
             Securities available for sale          163,473           163,473           193,736          193,736
             Securities held to maturity            364,832           374,688           430,956          432,978
             Loans receivable, net                2,084,144         2,138,602         1,972,145        2,011,547
             FHLB stock and FRB stock                38,187            38,187            42,213           42,213

          Financial Liabilities
             Deposits                             1,829,439         1,843,827         1,809,362        1,820,931
             Advances from the FHLB                 684,193           735,451           728,205          749,115
             Securities sold under
               agreements to repurchase              59,696            59,696            38,694           38,694
             Senior Notes                            21,295            23,153            21,545           23,509
             Mandatorily redeemable trust
               preferred securities                  60,250            61,216            40,250           40,475

         The following are descriptions of the methods used to determine the estimated fair values:

         (a)      CASH AND CASH EQUIVALENTS

                  The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

         (b)      SECURITIES

                  The fair value of investment securities, except certain municipal securities, is estimated based on bid prices published by financial news services or price quotations received from securities dealers. The fair value of certain municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The estimated fair value of FHLB and FRB stock approximates the carrying value as of December 31, 2002 and 2001.

         (c)      LOANS

                  The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In

                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating such information, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2002 and 2001.

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

         (d)      DEPOSIT LIABILITIES

                  SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107's requirements for these categories are not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 2002 and 2001. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

         (e)      ALL OTHER LIABILITIES

                  The estimated fair value of FHLB advances is provided by the FHLB of Topeka. For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value due to the short maturity. The estimated fair value of Senior Notes and the mandatorily redeemable trust preferred securities is based on current quoted market prices. Commitments are related primarily to variable rate loans originated at current market rates. The estimate of fair value of these commitments is considered to be immaterial.


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         (f)      LIMITATIONS

                  The information presented in this note is based on market quotes and fair value calculations as of December 31, 2002 and 2001. These amounts have not been updated since these dates; therefore, the valuations may have changed since that point in time.

(18)     SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Following is a summary of the unaudited interim results of operations for the years ended December 31, 2002 and 2001 (dollars in thousands, except per share data):

                                                      FIRST       SECOND      THIRD       FOURTH       FULL
                       2002                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
         ----------------------------------------    --------    --------    --------    --------    --------
         Interest income                             $ 45,016      44,147      44,542      41,788     175,493
                                                     --------    --------    --------    --------    --------
         Net interest income                         $ 23,197      22,894      23,831      22,709      92,631
         Provision for loan losses                   $  1,800       1,800       1,500       1,500       6,600
         Income before provision for income taxes    $ 10,585      11,171      11,478      10,755      43,989

         Net income                                  $  7,079       7,465       7,370       7,101      29,015

         Earnings per share:
            Net income
              Basic                                  $   0.37        0.39        0.39        0.39        1.53
              Diluted                                $   0.36        0.37        0.37        0.38        1.48


                                                      FIRST       SECOND      THIRD       FOURTH       FULL
                       2001                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
         ----------------------------------------    --------    --------    --------    --------    --------
         Interest income                             $ 48,891      47,949      47,892      48,406     193,138
         Net interest income                         $ 20,645      21,311      22,392      24,146      88,494
         Provision for loan losses                   $    750       1,150       1,775       1,725       5,400
         Income before provision for income taxes    $ 10,042      10,522      10,833       8,569      39,966
         Net income                                  $  6,772       7,051       7,194       5,460      26,447

         Earnings per share:
            Net income
              Basic                                  $   0.33        0.34        0.35        0.27        1.30
              Diluted                                $   0.32        0.33        0.34        0.27        1.26


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(19)     PARENT COMPANY FINANCIAL INFORMATION


         Condensed financial information for Local Financial Corporation is as follows (dollars in thousands):

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                            -----------------------
                                                               2002        2001
                                                            ---------     ---------
         Assets:
            Cash and due from banks                         $     778     $     236
            Investment in subsidiaries                        250,500       224,772
            Other assets                                        1,155         2,432
                                                            ---------     ---------

              Total assets                                  $ 252,433     $ 227,440
                                                            =========     =========

         Liabilities and stockholders' equity:
            Senior Notes                                    $  21,295     $  21,545
            Other liabilities                                  63,258        42,359
                                                            ---------     ---------

              Total liabilities                                84,553        63,904
                                                            ---------     ---------

            Common stock                                          209           205
            Additional paid-in capital                        208,599       205,773
            Retained earnings                                 151,495       122,480
            Treasury stock                                   (193,783)     (169,031)
            Accumulated other comprehensive
              income, net                                       1,360         4,109
                                                            ---------     ---------

              Total stockholders' equity                      167,880       163,536
                                                            ---------     ---------

              Total liabilities and stockholders' equity    $ 252,433     $ 227,440
                                                            =========     =========


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                            STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------
Income:
   Dividend income from subsidiaries          $  6,422     $  6,431     $ 36,825
   Equity in undistributed earnings
     (excess distribution) of subsidiaries      27,163       25,122       (7,937)
                                              --------     --------     --------

       Total income                             33,585       31,553       28,888

Expense:
   Interest expense                              6,614        5,346        6,033
   Directors' fees                                  90          104           70
   Other                                           446        2,984        1,762
                                              --------     --------     --------

       Total expense                             7,150        8,434        7,865

Income before benefit for income taxes          26,435       23,119       21,023
   Benefit for income taxes                     (2,580)      (3,358)      (2,791)
                                              --------     --------     --------

       Net income                             $ 29,015     $ 26,477     $ 23,814
                                              ========     ========     ========


                                                                     (Continued)

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2002         2001         2000
                                                          --------     --------     --------
Cash provided (absorbed) by operating activities
   Net income                                             $ 29,015     $ 26,477     $ 23,814
   Adjustments to reconcile net income to net
     cash provided (absorbed) by operating activities:
       Equity in (undistributed earnings) excess
         distribution of subsidiaries                      (27,163)     (25,122)       7,937
       Change in other liabilities                             279         (669)      (1,307)
       Change in other assets                                1,581         (663)       2,090
                                                          --------     --------     --------

Net cash provided by operating activities                    3,712           23       32,534

Cash absorbed by investing activities:
   Investment in subsidiaries                               (1,314)      (3,194)          --
                                                          --------     --------     --------

Net cash absorbed by investing activities                   (1,314)      (3,194)          --

Cash provided (absorbed) by financing activities:
   Proceeds from issuance of common stock                    3,247           19           --
   Purchase of treasury stock                              (24,752)     (17,757)          --
   Purchase of Senior Notes                                   (250)     (19,615)     (34,090)
   Proceeds from issuance of junior subordinated
     debentures                                             20,620       41,495           --
   Purchase of stock warrants                                 (721)      (1,004)          --
                                                          --------     --------     --------

Net cash provided (absorbed) by financing activities        (1,856)       3,138      (34,090)

Net change in cash and cash equivalents                        542          (33)      (1,556)
Cash and cash equivalents at beginning of year                 236          269        1,825
                                                          --------     --------     --------

Cash and cash equivalents at end of year                  $    778     $    236     $    269
                                                          ========     ========     ========


                                                                     (Continued)

                                 EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------
3.1               Certificate of Incorporation of Local Financial Corporation
                  ("Local Financial")(1)

3.2               Certificate of Amendment of Local Financial(1)

3.3               Bylaws of Local Financial(1)

4.1               Form of Common Stock certificate of Local Financial(1)

4.2               Indenture between Local Financial and The Bank of New York
                  ("BONY"), as Trustee, dated September 8, 1997(1)

4.3               Form of Senior Note (included in Exhibit 4.2)(1)

4.4               Indenture between Local Financial and BONY, as Trustee, dated
                  September 20, 2001(4)

4.5               Form of Debenture (included in Exhibit 4.6)

4.6 Junior Subordinated Indenture between Local Financial and BONY dated July 30, 2002

4.7               Form of Floating Rate Junior Subordinate Note due 2032
                  (included in Exhibit 4.6)

4.8               Indenture of Local Financial with Wilmington Trust Company, as
                  Trustee, dated October 29, 2002

4.9               Form of Floating Rate Junior Subordinate Debt Security due
                  2032 (included in Exhibit 4.8)

10.1              Local Financial Stock Option Plan(1)*

10.2 Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997(1)*

10.3              Local Financial Corporation 1998 Stock Option Plan, as amended
                  July 26, 2000(3)*

10.4              Form of Severance Agreement, dated January 1, 1999(2)*

10.5              Amended and Restated Employment Agreement between Local
                  Financial and Edward A. Townsend, effective October 1,
                  2000(3)*

10.6              Amended and Restated Employment Agreement between Local
                  Financial and Jan A. Norton, effective October 1, 2000(3)*

10.7              1998 Non-qualified Stock Option Agreement between Local
                  Financial and Edward A. Townsend dated September 23, 1998(2)*

10.8              1998 Non-qualified Stock Option Agreement between Local
                  Financial and Jan A. Norton dated September 23, 1998(2)*

10.9 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial and Local Oklahoma Bank, N.A., and
                  Edward A. Townsend dated January 30, 2001(3)*

10.10 Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial and Local Oklahoma Bank, N.A., and Jan
                  A. Norton dated January 30, 2001(3)*

10.11 Amended and Restated Declaration between Local Financial, BONY and BONY (Delaware), as Trustees, and the Administrative
                  Trustees of the Local Financial Capital Trust I, dated
                  September 20, 2001(4)

10.12             Preferred Securities Guarantee Agreement between Local
                  Financial and BONY, as Guarantee Trustee, dated as of September 20, 2001, regarding trust preferred securities(4)

10.13             Amended and Restated Trust Agreement of Local Financial
                  Capital Trust II by and among Local Financial, BONY and BONY
                  (Delaware), as Trustees, and the Administrative Trustees named therein, dated July 30, 2002

10.14             Guarantee Agreement between Local Financial and BONY, as
                  Guarantee Trustee, dated July 30, 2002, regarding Local
                  Financial Capital Trust II capital securities

10.15             Amended and Restated Declaration of Trust of Local Financial
                  Capital Trust III by and among Local Financial, Wilmington
                  Trust Company as Delaware and Institutional Trustee, and the
                  Administrators named therein, dated as of October 29, 2002

10.16             Guarantee Agreement dated as of October 29, 2002, executed by
                  Local Financial and Wilmington Trust Company, as Guarantee
                  Trustee, regarding Local Financial Capital Trust III capital securities

21.0              See Company's business description herein

23.0              Consent of KPMG LLP

----------

(1) These exhibits were filed with the Company's Registration Statement Form S-1, Registration No. 333-43727 dated January 5, 1998, and are incorporated by reference herein.

(2) These exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated by reference herein.

(3) These exhibits were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and are incorporated by reference herein.

(4) These exhibits were filed with the Company's Registration Statement on Form S-3, Registration No. 333-68372, dated August 24, 2001, and are incorporated by reference herein.

*Exhibits identified with an asterisk are management contracts or are compensatory plans or arrangements.