Form 10-Q
period 2003-03-31
LOCAL FINANCIAL CORP /NV
filed 2003-05-15
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 2003


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                   to
                                        -----------------    -----------------


                             Commission File Number:
                                    001-13949


                           LOCAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                          65-0424192
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


   3601 N.W. 63RD, OKLAHOMA CITY, OK                                73116
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:       (405) 841-2298


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


                                 Yes [X] No [ ]


Number of shares outstanding of the registrant's $0.01 par value common stock as of April 24, 2003 were as follows:


                                NUMBER OF SHARES
                                ----------------
                                   17,292,623

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition-
             March 31, 2003 (unaudited) and December 31, 2002..................    1

             Consolidated Statements of Operations-
             For the Three Months Ended March 31, 2003 and 2002 (unaudited)....    2

             Consolidated Statements of Cash Flows-
             For the Three Months Ended March 31, 2003 and 2002 (unaudited)....    3

             Notes to Consolidated Financial Statements........................    4

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................   10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........   16

     Item 4. Controls and Procedures...........................................   18

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.................................................   18

     Item 6. Exhibits and Reports on Form 8-K..................................   18

Signatures.....................................................................   19

Certifications.................................................................   20

Index to Exhibits..............................................................   22

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                               MARCH 31, 2003      DECEMBER 31, 2002
                                                                               --------------      -----------------
                                                                                (unaudited)
                                 ASSETS

Cash and due from banks                                                        $       54,985      $          51,166
Interest bearing deposits with other banks                                              6,200                  7,200
Securities:
   Available for sale                                                                 151,088                163,473
   Held to maturity                                                                   311,372                364,832
                                                                               --------------      -----------------
     Total securities                                                                 462,460                528,305
Loans receivable, net of allowance for loan losses of $30,316 at
   March 31, 2003 and $29,532 at December 31, 2002                                  2,140,561              2,084,144
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost               39,548                 38,187
Premises and equipment, net                                                            42,743                 42,415
Assets acquired through foreclosure and repossession, net                               2,058                  1,693
Intangible assets, net                                                                 19,543                 19,695
Current and deferred taxes, net                                                         9,785                  9,428
Other assets                                                                           70,732                 57,625
                                                                               --------------      -----------------
     Total assets                                                              $    2,848,615      $       2,839,858
                                                                               ==============      =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                      $      754,993      $         756,476
   Savings                                                                             89,210                 82,983
   Time                                                                               973,844                989,980
                                                                               --------------      -----------------
     Total deposits                                                                 1,818,047              1,829,439

Advances from the Federal Home Loan Bank of Topeka                                    711,409                684,193
Securities sold under agreements to repurchase                                         41,035                 59,696
Senior Notes                                                                           21,295                 21,295
Other liabilities                                                                      26,586                 17,105

Mandatorily redeemable trust preferred securities                                      60,250                 60,250

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized; 20,972,967 shares issued and 17,457,923 shares outstanding at March 31, 2003 and
     20,863,967 shares issued and 17,785,323
     shares outstanding at December 31, 2002                                              210                    209
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                      --                     --
   Additional paid-in capital                                                         209,841                208,599
   Retained earnings                                                                  158,565                151,495
   Treasury stock, 3,515,044 shares at March 31, 2003 and 3,078,644
     shares at December 31, 2002, at cost                                            (200,338)              (193,783)
   Accumulated other comprehensive income, net of tax                                   1,715                  1,360
                                                                               --------------      -----------------
     Total stockholders' equity                                                       169,993                167,880
                                                                               --------------      -----------------
     Total liabilities and stockholders' equity                                $    2,848,615      $       2,839,858
                                                                               ==============      =================

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
                                                                                (unaudited)
Interest income:
   Loans                                                               $     33,049      $     34,471
   Securities available for sale                                              2,108             3,621
   Securities held to maturity                                                4,154             6,299
   Federal Home Loan Bank of Topeka and Federal Reserve Bank stock              361               518
   Other investments                                                             22               107
                                                                       ------------      ------------
       Total interest income                                                 39,694            45,016

Interest expense:
   Deposit accounts                                                           8,960            13,652
   Advances from the Federal Home Loan Bank of Topeka                         6,479             6,482
   Securities sold under agreements to repurchase                               107               127
   Senior Notes                                                                 629               636
   Trust preferred securities                                                 1,178               922
                                                                       ------------      ------------
       Total interest expense                                                17,353            21,819

Net interest income                                                          22,341            23,197
Provision for loan losses                                                    (1,800)           (1,800)
                                                                       ------------      ------------
       Net interest income after provision for loan losses                   20,541            21,397

Noninterest income:
   Deposit related income                                                     5,476             4,293
   Loan fees and loan service charges                                           653               526
   Net gains on sale of assets                                                  136                70
   Other                                                                      1,560             1,603
                                                                       ------------      ------------
       Total noninterest income                                               7,825             6,492
                                                                       ------------      ------------

Noninterest expense:
   Compensation and employee benefits                                        10,566            10,373
   Equipment and data processing                                              1,700             1,867
   Occupancy                                                                  1,338             1,187
   Advertising                                                                  127               139
   Professional fees                                                            263               264
   Other                                                                      3,741             3,474
                                                                       ------------      ------------
       Total noninterest expense                                             17,735            17,304
                                                                       ------------      ------------

Income before provision for income taxes                                     10,631            10,585
Provision for income taxes                                                    3,561             3,506
                                                                       ------------      ------------

       Net income                                                      $      7,070      $      7,079
                                                                       ============      ============

Earnings per share:
   Net income:
     Basic                                                             $       0.40      $       0.37
                                                                       ============      ============
     Diluted                                                           $       0.38      $       0.36
                                                                       ============      ============

Average shares outstanding:
     Basic                                                               17,797,691        19,174,092
                                                                       ============      ============
     Diluted                                                             18,408,968        19,887,590
                                                                       ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                    2003            2002
                                                                                 ----------      ----------
                                                                                         (unaudited)
Cash provided (absorbed) by operating activities:
   Net income                                                                    $    7,070      $    7,079
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                    1,800           1,800
         Deferred income tax benefit                                                   (607)           (344)
         Accretion of discounts and amortization of deferred fees on
           loans acquired and securities, net                                           200          (1,458)
         Depreciation and amortization                                                1,381             987
         Net change in loans held for sale                                           (2,385)         (2,187)
         Net gains on sale of assets                                                   (136)            (70)
         Change in other assets                                                      (2,981)         (1,362)
         Change in other liabilities                                                  4,488           5,597
                                                                                 ----------      ----------

         Net cash provided by operating activities                                    8,830          10,042
                                                                                 ----------      ----------

Cash provided (absorbed) by investing activities:
   Proceeds from principal collections on securities                                111,929         102,572
   Purchases of securities                                                          (45,869)        (35,020)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                (1,361)             --
   Proceeds from the sale of Federal Home Loan Bank stock                                --           2,297
   Purchases of bank owned life insurance                                           (10,000)             --
   Change in loans receivable, net                                                  (56,710)          7,430
   Proceeds from disposal of assets acquired through foreclosure and
     repossession                                                                       792             586
   Purchases of premises and equipment                                               (1,975)         (3,012)
   Proceeds from sales of premises and equipment                                        279              39
                                                                                 ----------      ----------

         Net cash provided (absorbed) by investing activities                        (2,915)         74,892
                                                                                 ----------      ----------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                                     4,744          50,055
   Change in time deposits                                                          (16,136)         30,055
   Change in securities sold under agreements to repurchase                         (18,661)          7,322
   Proceeds from advances from the Federal Home Loan Bank                           437,920         802,053
   Repayments of advances from the Federal Home Loan Bank                          (410,704)       (930,234)
   Proceeds from the issuance of common stock                                         1,090           1,075
   Purchase of treasury stock                                                        (1,349)         (2,309)
                                                                                 ----------      ----------

         Net cash absorbed by financing activities                                   (3,096)        (41,983)
                                                                                 ----------      ----------

Net change in cash and cash equivalents                                               2,819          42,951

Cash and cash equivalents at beginning of period                                     58,366          60,491
                                                                                 ----------      ----------

Cash and cash equivalents at end of period                                       $   61,185      $  103,442
                                                                                 ==========      ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                    $   18,310      $   20,972
                                                                                 ==========      ==========
     Income taxes                                                                $       --      $       --
                                                                                 ==========      ==========

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and repossession     $    1,157      $      456
                                                                                 ==========      ==========

   Payable on treasury stock purchase                                            $    5,206      $       --
                                                                                 ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Local Financial Corporation (the "Company") Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "SEC").

(2)      STOCK COMPENSATION

         The Company applies the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and as provided for under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, the Company's net income for the three months ended March 31, 2003 and 2002 would have been decreased to the pro forma amounts below (dollars in thousands, except share data).

                                                                         MARCH 31,
                                                                 -------------------------
                                                                    2003           2002
                                                                 ----------     ----------
         Net income as reported                                  $    7,070     $    7,079
         Deduct: Total stock-based employee compensation
            expense determined under fair value-based method
            for awards, net of related tax effects                     (104)          (109)
                                                                 ----------     ----------

         Pro forma net income                                    $    6,966     $    6,970
                                                                 ==========     ==========

         Earnings per share:
            Basic - as reported                                  $     0.40     $     0.37
                                                                 ==========     ==========
            Basic - pro forma                                    $     0.39     $     0.36
                                                                 ==========     ==========

            Diluted - as reported                                $     0.38     $     0.36
                                                                 ==========     ==========
            Diluted - pro forma                                  $     0.38     $     0.35
                                                                 ==========     ==========

(3)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                              MARCH 31, 2003      DECEMBER 31, 2002
                                              --------------      -----------------
         Residential real estate              $      224,396      $         212,862

         Commercial                                1,724,475              1,695,293

         Held for sale                                10,961                  8,576

         Consumer                                    211,045                196,945
                                              --------------      -----------------

                    Total loans                    2,170,877              2,113,676
         Less:
              Allowance for loan losses              (30,316)               (29,532)
                                              --------------      -----------------

                    Loans receivable, net     $    2,140,561      $       2,084,144
                                              ==============      =================

(4)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                     MARCH 31, 2003                      DECEMBER 31, 2002
                           ---------------------------------      ---------------------------------
                                                WEIGHTED                               WEIGHTED
                                                AVERAGE                                AVERAGE
                             BALANCE        CONTRACTUAL RATE        BALANCE        CONTRACTUAL RATE
                           -----------      ----------------      -----------      ----------------
         Fixed rate        $   675,021                  3.83%     $   600,022                  4.14%
         Variable rate          36,388                  1.65           84,171                  1.51
                           -----------                            -----------
                           $   711,409                  3.72%     $   684,193                  3.82%
                           ===========      ================      ===========      ================

         Additionally, the Company had outstanding letters of credit with the FHLB of approximately $83.2 million and $93.9 million at March 31, 2003 and December 31, 2002, respectively. The letters of credit have one-year terms or less and were pledged to secure certain deposits.

         The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At March 31, 2003, the Company had approximately $801.6 million in eligible assets pledged against FHLB advances.

         At March 31, 2003, the Company had additional borrowing capacity of approximately $237.4 million under the FHLB credit policy.

         Scheduled principal repayments of advances from the FHLB at March 31, 2003 were as follows (dollars in thousands):

                                                             WEIGHTED
                                                             AVERAGE
         YEARS ENDING DECEMBER 31,         AMOUNT        CONTRACTUAL RATE
                                         ----------      ----------------
         2003                            $  101,387                  1.41%
         2004                                    --                    --
         2005                                10,000                  1.81
         2006                               100,000                  3.35
         2007 and thereafter                500,022                  4.30
                                         ----------
                                         $  711,409                  3.72%
                                         ==========      ================

(5)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at March 31, 2003 and December 31, 2002 and are summarized as follows (dollars in thousands):

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2003              2002
                                                                ------------      ------------
         Average outstanding balance                            $     46,531      $     43,425
         Weighted average interest rate during the period               0.93%             1.22%
         Maximum month-end balance                              $     48,955      $     64,701
         Outstanding balance at end of period                         41,035            59,696
         Weighted average interest rate at end of period                0.92%             0.94%
         Mortgage-backed securities securing the agreements
            at period-end:
              Carrying value                                    $     48,896      $     66,931
              Estimated market value                                  49,719            68,501
         Accrued interest payable at the end of the period                --                --

(6)      STOCKHOLDERS' EQUITY

         The Company increased its shares of treasury stock during 2003 as part of a stock repurchase program in which the Company purchased 436,400 shares of its common stock at a cost of approximately $6.6 million. Subsequent to the quarter ended March 31, 2003, the Company purchased an additional 165,300 shares at a cost of approximately $2.5 million. The increase in additional paid-in capital during the first quarter of 2003 of approximately $1.2 million resulted from the exercise of 109,000 options to purchase the Company's stock and tax benefits on employee stock options.

(7)      COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2003 and 2002 consists of (dollars in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                   2003           2002
                                                                ----------     ----------
         Net income                                             $    7,070     $    7,079

         Other comprehensive income (loss), net of tax:
            Unrealized gains (losses) on securities, net of
              reclassification adjustment                              355         (1,949)
                                                                ----------     ----------

         Comprehensive income                                   $    7,425     $    5,130
                                                                ==========     ==========

(8)      EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method.

         The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the three months ended March 31, 2003 and 2002.

                                                            MARCH 31, 2003
                                            ----------------------------------------------
                                                               WEIGHTED
                                                               AVERAGE
                                                                SHARES          PER SHARE
                                             NET INCOME      OUTSTANDING         AMOUNT
                                            ------------     ------------     ------------
         Basic net income per share         $  7,070,000       17,797,691     $       0.40
                                                                              ============
         Effect of dilutive securities:
              Options                                 --          611,277
                                            ------------     ------------

         Diluted net income per share       $  7,070,000       18,408,968     $       0.38
                                            ============     ============     ============

                                                            MARCH 31, 2002
                                            ----------------------------------------------
                                                               WEIGHTED
                                                               AVERAGE
                                                                SHARES          PER SHARE
                                             NET INCOME      OUTSTANDING         AMOUNT
                                            ------------     ------------     ------------
         Basic net income per share         $  7,079,000       19,174,092     $       0.37
                                                                              ============
         Effect of dilutive securities:
              Warrants                                --           70,841
              Options                                 --          642,657
                                            ------------     ------------

         Diluted net income per share       $  7,079,000       19,887,590     $       0.36
                                            ============     ============     ============

         Stock options to purchase 1,786,640 shares of common stock were outstanding as of March 31, 2003 and were included in the computation of diluted net income per share for 2003. Stock options and warrants to purchase 2,228,238 shares of common stock were outstanding as of March 31, 2002 and were included in the computation of diluted net income per share for 2002.

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

         The Company also has three wholly-owned finance subsidiaries, namely, Local Financial Capital Trust I, Local Financial Capital Trust II and Local Financial Capital Trust III. These finance subsidiaries do not qualify as operating segments under SFAS No. 131 and have no independent operations and no other function other than the issuance of their securities and the related purchase of junior subordinated debentures from the Company and to distribute payments received thereon to the holders of their securities.

(10)     RECLASSIFICATIONS

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation.

(11)     NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

         Standby letters of credit and financial guarantees written of approximately $11,473,000 and $9,488,000 at March 31, 2003 and December 31, 2002, respectively, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation No. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements and no consolidation or disclosure is anticipated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words "may," "could," "should," "will," "would," "hope," "might," "believe," "expect," "anticipate," "estimate," "intend," "plan," "assume" or similar expressions constitute forward-looking statements.

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

         o adverse changes in the local real estate market, as most of the Company's loans are concentrated in Oklahoma and a substantial portion of these loans have real estate as collateral;

         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

         o        inflation, interest rate, market and monetary fluctuations;

         o adverse changes in asset quality and the resulting credit risk-related losses and expenses;

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

         o        changes in consumer spending and savings habits; and

         o        regulatory or judicial proceedings.

         If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

         We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

         A reader should not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form 10-K for the year ended December 31, 2002, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2002 TO MARCH 31, 2003

         During the three months ended March 31, 2003, total assets increased slightly by $8.8 million or 0.3%. The Company's loans receivable, net of allowance, experienced growth, increasing $56.4 million or 2.7% primarily as a result of increased commercial loan volume, which rose by $29.2 million. The residential and consumer loan portfolios also increased $11.5 million or 5.4% and $16.5 million or 8.0%, respectively. Additionally, the rise in other assets reflected the purchase during the quarter ended March 31, 2003 of an additional $10.0 million of bank-owned life insurance. These increases were offset in part by a decline in the Company's security portfolio of $65.8 million or 12.5% resulting from paydowns and maturities.

         Total deposits and securities under agreement to repurchase decreased during the three months ended March 31, 2003 by $11.4 million or 0.6% and $18.7 million or 31.3%, respectively. Advances from the FHLB of Topeka rose $27.2 million or 4.0% as the Company increased its short-term borrowings to meet funding needs.

         Stockholders' equity increased from $167.9 million at December 31, 2002 to $170.0 million at March 31, 2003. The increase in stockholders' equity came primarily as a result of earnings during the period, offset by an increase in treasury shares. The Company increased its shares of treasury stock during 2003 as part of a stock repurchase program in which the Company purchased 436,400 shares of its common stock at a cost of $6.6 million. Subsequent to the quarter ended March 31, 2003, the Company purchased an additional 165,300 shares at a cost of $2.5 million. The increase in additional paid-in capital during the first quarter of 2003 of $1.2 million resulted from the exercise of 109,000 options to purchase the Company's stock and tax benefits on employee stock options. Accumulated other comprehensive income increased $355,000 during the quarter ended March 31, 2003. At March 31, 2003, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         Net Income. Net income for the three months ended March 31, 2003 was $7.1 million, basically the same as the first quarter in the prior year. Diluted earnings per share for the first quarter 2003 were $0.38, up 5.6% from the first quarter 2002. Diluted earnings per share include the effect of the Company's share repurchase program, which resulted in 1.5 million fewer shares outstanding on average during the current quarter compared to the first quarter of 2002.

         Net Interest Income. The Company's net interest income declined $856,000 or 3.7% to $22.3 million for the quarter ended March 31, 2003 from $23.2 million for the comparable 2002 period. Net interest margin also declined to 3.34% at March 31, 2003 from 3.50% at March 31, 2002. The decrease in net interest income was largely due to the current low level of interest rates and the resulting asset repricings. In a continued low rate environment, the Company anticipates the probability of a continued decline in spreads and further margin compression, which could in turn adversely impact profitability.

         Interest Income. Total interest income declined 11.8% during the three months ended March 31, 2003 from $45.0 million at March 31, 2002 to $39.7 million. The decline was primarily due to an 85 basis point decrease in yield on interest-earning assets in the current declining rate environment to 6.0%. The decrease in yield was partially offset by a $19.5 million or 0.7% increase in average earning assets driven primarily by growth in the commercial loan portfolio.

         Interest Expense. Total interest expense decreased $4.5 million or 20.5% in the three months ended March 31, 2003 as compared to the same period in the prior year. This decrease came primarily as a result of the declining cost of deposits, which fell 110 basis points to 2.22% for the period ended March 31, 2003 compared to the same period in the prior year, coupled with the decline in average balance of deposits of $27.8 million or 1.7%. This decrease was partially offset by a $256,000 or 27.8% increase in interest expense on trust preferred securities as the Company recognized interest on the additional trust preferred securities issued in July and October 2002.

         Provision for Loan Losses. The Company's provision for loan losses remained stable at $1.8 million for the three months ended March 31, 2003 and 2002. Charge-offs (net of recoveries) in the three-month periods ended March 31, 2003 and 2002 were $1.0 million and $1.8 million, respectively.

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

         Noninterest Income. The components of noninterest income are deposit related income, loan fees and loan service charges, net gains on sale of assets, and other income. Total noninterest income increased $1.3 million or 20.5% during the three months ended March 31, 2003 compared to the same period in the prior year. The increase was primarily due to an increase in deposit related income of $1.2 million or 27.6% as the Company was successful with its commercial customers in providing cash management services and with marketing programs focused on increasing the number of consumer accounts and services.

         Noninterest expense. Noninterest expense increased to $17.7 million during the three months ended March 31, 2003 as compared to $17.3 million in the same period of the prior year, a total increase of 2.5%. Compensation and employee benefits expense remained relatively stable at $10.6 million for the three months ended March 31, 2003 compared to $10.4 million during the same period of the prior year. Occupancy and other noninterest expense rose $151,000 or 12.7% and $267,000 or 7.7%, respectively during the period. Offsetting these increases were declines in equipment and data processing and advertising expense.

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

                                                                           THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------------------------------------------------
                                                                    2003                                   2002
                                                    ------------------------------------    ------------------------------------
                                                                               AVERAGE                                 AVERAGE
                                                     AVERAGE                    YIELD/       AVERAGE                    YIELD/
                                                     BALANCE      INTEREST       COST        BALANCE      INTEREST       COST
                                                    ----------   ----------   ----------    ----------   ----------   ----------
ASSETS
Loans receivable(1)                                 $2,130,782   $   33,049         6.28%   $2,006,484   $   34,471         6.96%
Securities:
   Available for sale(2)                               163,885        2,108         5.15       163,660        3,621         8.85
   Held to maturity                                    330,556        4,154         5.03       411,029        6,299         6.13
                                                    ----------   ----------                 ----------   ----------
     Total securities                                  494,441        6,262         5.07       574,689        9,920         6.90
Other earning assets(3)                                 46,492          383         3.30        71,026          625         3.52
                                                    ----------   ----------                 ----------   ----------
     Total interest-earning assets                   2,671,715       39,694         6.00%    2,652,199       45,016         6.85%
                                                                 ----------   ----------                 ----------   ----------
Noninterest-earning assets                             145,133                                 126,591
                                                    ----------                              ----------
     Total assets                                   $2,816,848                              $2,778,790
                                                    ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                          $  656,524        1,856         1.15%   $  560,768        2,572         1.86%
   Term certificates of deposit                        982,598        7,104         2.93     1,106,136       11,080         4.06
                                                    ----------   ----------                 ----------   ----------
     Total deposits                                  1,639,122        8,960         2.22     1,666,904       13,652         3.32
FHLB advances                                          676,331        6,479         3.83       659,747        6,482         3.93
Securities sold under agreements to repurchase          46,531          107         0.93        39,516          127         1.30
Senior Notes                                            21,295          629        11.81        21,545          636        11.81
Mandatorily redeemable trust preferred securities       60,250        1,178         7.82        40,250          922         9.16
                                                    ----------   ----------                 ----------   ----------
     Total interest-bearing                          2,443,529       17,353         2.88%    2,427,962       21,819         3.64%
                                                                 ----------   ----------                 ----------   ----------
Noninterest-bearing liabilities                        202,609                                 185,856
Stockholders' equity                                   170,710                                 164,972
                                                    ----------                              ----------
     Total liabilities and stockholders' equity     $2,816,848                              $2,778,790
                                                    ==========                              ==========
Net interest-earning assets                         $  228,186                              $  224,237
                                                    ==========                              ==========
Net interest income/interest rate spread                         $   22,341         3.12%                $   23,197         3.21%
                                                                 ==========   ----------                 ==========   ----------
Net interest margin                                                                 3.34%                                   3.50%
                                                                              ==========                              ==========
Ratio of average interest-earning to average
   interest-bearing                                                               109.34%                                 109.24%
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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2003, the Company had $237.4 million in available borrowing capacity with the FHLB.

         At March 31, 2003, the Company had outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans of approximately $361.5 million and an additional $11.5 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature within one year, totaled $699.7 million at March 31, 2003, and borrowings, including trust preferred securities, which are scheduled to mature within the same period, totaled $142.4 million. The Company anticipates that sufficient funds will be available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         In September 1997, in connection with the Company's recapitalization, the Company issued $80.0 million of Senior Notes. As of March 31, 2003, the Company has purchased and retired $58.7 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.3 million of Senior Notes mature in September 2004 and have an annual debt service requirement of $2.3 million (or $1.15 million for each semi-annual period) in 2003.

         Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2003, the Company exceeded all applicable capital requirements pursuant to the Risk-Based Capital Guidelines and was considered "well capitalized" by having a total risk-based capital ratio of 11.25%, a Tier 1 risk-based capital ratio of 9.49% and a leverage ratio of 7.09%. The Company's subsidiary, Local Oklahoma Bank, N.A., has filed an application with the Oklahoma State Banking Commission to become a state-chartered member bank of the Federal Reserve System. This action will have no effect on either the Company's or the Bank's capital requirements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables present contractual cash obligations and commercial commitments of the Company as of March 31, 2003. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements and "--Liquidity and Capital Resources" (dollars in thousands):

                                                                           Payments due by Period
                                                   ----------------------------------------------------------------------
                                                                                                More Than
                                                                  Less than       One to         Three to         Over
         Contractual Cash Obligations                 Total        One Year     Three Years     Five Years     Five Years
----------------------------------------------     ----------     ----------    -----------     ----------     ----------
FHLB advances                                      $  711,409     $  101,387     $   10,000     $  100,000     $  500,022
Securities sold under agreements to repurchase         41,035         41,035             --             --             --
Senior Notes                                           21,295             --         21,295             --             --
Mandatorily redeemable trust preferred
  securities                                           60,250             --             --             --         60,250
Operating leases                                        7,197            932          1,359            648          4,258
Data processing maintenance obligation                    796            265            531             --             --
                                                   ----------     ----------     ----------     ----------     ----------
   Total contractual cash obligations              $  841,982     $  143,619     $   33,185     $  100,648     $  564,530
                                                   ==========     ==========     ==========     ==========     ==========

                                                                 Amount of Commitment Expiration Per Period
                                                  -----------------------------------------------------------------------
                                                                                                More Than
                                                   Unfunded       Less than       One to         Three to        Over
                  Commitments                     Commitments      One Year     Three Years     Five Years     Five Years
----------------------------------------------    -----------     ----------    -----------     ----------     ----------
Lines of credit                                   $   258,523     $  119,512     $  123,939     $   14,781     $      291
Standby letters of credit                              11,473          9,907          1,566             --             --
Other commitments                                     103,004         11,503         16,232         23,935         51,334
                                                  ----------      ----------     ----------     ----------     ----------
     Total commitments                            $   373,000     $  140,922     $  141,737     $   38,716     $   51,625
                                                  ===========     ==========     ==========     ==========     ==========

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2003, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                       MORE THAN
                                                        THREE TO       MORE THAN      THREE YEARS
                                      WITHIN THREE       TWELVE       ONE YEAR TO       TO FIVE         OVER FIVE
                                         MONTHS          MONTHS       THREE YEARS        YEARS            YEARS           TOTAL
                                      ------------    ------------    ------------    ------------     -----------     -----------
Interest-earning assets(1):
   Loans receivable(2)                $  1,019,021    $    404,152    $    384,363    $    226,839     $   127,053     $ 2,161,428
   Securities:
     Available for sale(3)                  33,356          51,822          54,721           5,070           3,481         148,450
     Held to maturity                      117,371         107,173          60,612          14,309          11,907         311,372
   Other interest-earning assets(4)         96,756           3,977              --              --              --         100,733
                                      ------------    ------------    ------------    ------------     -----------     -----------
         Total                        $  1,266,504    $    567,124    $    499,696    $    246,218     $   142,441     $ 2,721,983
                                      ============    ============    ============    ============     ===========     ===========

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                       $    237,417    $     30,530    $     64,136    $     47,682     $   180,981     $   560,746
     Passbook accounts                       3,667          11,000          22,495          15,707          36,341          89,210
     Certificates of deposit               288,421         412,308         185,641          84,118           3,356         973,844
   FHLB advances(6)                        111,387              --              --         100,000         500,022         711,409
   Securities sold under
     agreements to repurchase               41,035              --              --              --              --          41,035
   Senior Notes                                 --              --          21,295              --              --          21,295
   Mandatorily redeemable trust
      preferred securities(6)               10,000          10,000              --              --          40,250          60,250
                                      ------------    ------------    ------------    ------------     -----------     -----------
         Total                        $    691,927    $    463,838    $    293,567    $    247,507     $   760,950     $ 2,457,789
                                      ============    ============    ============    ============     ===========     ===========

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities       $    574,577    $    103,286    $    206,129    $     (1,289)    $  (618,509)    $   264,194
                                      ============    ============    ============    ============     ===========     ===========

Cumulative excess of
   interest-earnings assets over
   interest-bearing liabilities       $    574,577    $    677,863    $    883,992    $    882,703     $   264,194     $   264,194
                                      ============    ============    ============    ============     ===========     ===========

Cumulative excess of
   interest-earning assets over
   interest-bearing liabilities
   as a percentage of total assets           20.17%          23.80%          31.03%          30.99%           9.27%           9.27%
                                      ============    ============    ============    ============     ===========     ===========

----------

(1) Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.
(2)  Balances have been reduced for nonaccrual loans.
(3) Does not include unrealized gain on securities classified as available for sale.
(4) Comprised of cash and due from banks, deposits with other banks, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(5) Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.
(6) Adjustable-rate FHLB advances and trust preferred securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, while fixed rate FHLB advances and trust preferred securities are included in the period in which they are scheduled to mature.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed by management to be immaterial to the consolidated financial position and results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         99 906 Certification by Chief Executive Officer and Chief Financial Officer

         b.       Reports on Form 8-K

         The Company filed the following Form 8-Ks during the quarter ended March 31, 2003:

         1. On March 21, 2003, Local Financial Corporation filed its Annual Report on Form 10-K for the period ended December 31, 2002 (the "Report"). Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the chief executive officer and chief financial officer of the Company have each signed a certification with respect to the Report.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LOCAL FINANCIAL CORPORATION


Date:    May 14, 2003                  By /s/ Edward A. Townsend
                                       ---------------------------
                                       Edward A. Townsend
                                       Chairman of the Board
                                       Chief Executive Officer


                                       LOCAL FINANCIAL CORPORATION


Date:    May 14, 2003                  By /s/ Richard L. Park
                                       ---------------------------
                                       Richard L. Park
                                       Chief Financial Officer

                                  CERTIFICATION


I, EDWARD A. TOWNSEND, CERTIFY THAT:

1. I have reviewed this quarterly report on Form 10-Q of Local Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated this 14th day of May 2003.

                                       /s/ Edward A. Townsend
                                       -----------------------------------------
                                       Edward A. Townsend
                                       Chief Executive Officer

                                  CERTIFICATION


I, RICHARD L. PARK, CERTIFY THAT:

1. I have reviewed this quarterly report on Form 10-Q of Local Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated this 14th day of May 2003.

                                       /s/ Richard L. Park
                                       -----------------------------------------
                                       Richard L. Park
                                       Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS

EXHIBIT                    DESCRIPTION
99                         Certification Pursuant to 18 U.S.C. Section 1350
                           As Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002