Form 10-Q
period 2003-06-30
LOCAL FINANCIAL CORP /NV
filed 2003-08-14
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     65-0424192
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   3601 N.W. 63RD, OKLAHOMA CITY, OK                           73116
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

                                Yes |X|  No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes |X|  No | |

Number of shares outstanding of the registrant's $0.01 par value common stock as of July 24, 2003 were as follows: 16,915,223

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Statements of Financial Condition-
              June 30, 2003 (unaudited) and December 31, 2002...................................      1

              Consolidated Statements of Operations-
              For the Three Months and Six Months Ended June 30, 2003 and 2002 (unaudited)......      2

              Consolidated Statements of Cash Flows-
              For the Six Months Ended June 30, 2003 and 2002 (unaudited).......................      3

              Notes to Consolidated Financial Statements........................................      4

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................     10

      Item 3. Quantitative and Qualitative Disclosures about Market Risk........................     16

      Item 4. Controls and Procedures...........................................................     18

PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings.................................................................     18

      Item 4. Submission of Matters to a Vote of Security Holders...............................     18

      Item 6. Exhibits and Reports on Form 8-K..................................................     19

Signatures .....................................................................................     20

Index to Exhibits ..............................................................................     21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                                   JUNE 30, 2003    DECEMBER 31, 2002
                                                                                   -------------    -----------------
                                                                                    (unaudited)
                                     ASSETS

Cash and due from banks                                                             $    52,722         $    51,166
Interest bearing deposits with other banks                                                4,500               7,200
Securities:
   Available for sale                                                                   113,683             163,473
   Held to maturity                                                                     317,693             364,832
                                                                                    -----------         -----------
      Total securities                                                                  431,376             528,305

Loans receivable, net of allowance for loan losses of $30,087 at June 30, 2003
   and $29,532 at December 31, 2002                                                   2,174,124           2,084,144
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                 39,612              38,187
Premises and equipment, net                                                              43,709              42,415
Assets acquired through foreclosure and repossession, net                                 1,625               1,693
Intangible assets, net                                                                   19,478              19,695
Current and deferred taxes, net                                                          10,711               9,428
Other assets                                                                             70,066              57,625
                                                                                    -----------         -----------

      Total assets                                                                  $ 2,847,923         $ 2,839,858
                                                                                    ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                           $   785,837         $   756,476
   Savings                                                                               92,569              82,983
   Time                                                                                 961,172             989,980
                                                                                    -----------         -----------

      Total deposits                                                                  1,839,578           1,829,439

Advances from the Federal Home Loan Bank of Topeka                                      712,685             684,193
Securities sold under agreements to repurchase                                           28,125              59,696
Senior Notes                                                                             21,295              21,295
Other liabilities                                                                        18,007              17,105

Mandatorily redeemable trust preferred securities                                        60,250              60,250

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
      20,972,967 shares issued and 16,915,223 shares outstanding at
      June 30, 2003 and 20,863,967 shares issued and 17,785,323 shares
      outstanding at December 31, 2002                                                      210                 209
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
      none outstanding                                                                       --                  --
   Additional paid-in capital                                                           209,841             208,599
   Retained earnings                                                                    165,656             151,495
   Treasury stock, 4,057,744 shares at June 30, 2003 and 3,078,644 shares
      at December 31, 2002, at cost                                                    (208,411)           (193,783)
   Accumulated other comprehensive income, net of tax                                       687               1,360
                                                                                    -----------         -----------

      Total stockholders' equity                                                        167,983             167,880
                                                                                    -----------         -----------

      Total liabilities and stockholders' equity                                    $ 2,847,923         $ 2,839,858
                                                                                    ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2002               2003              2002
                                                                 ------------      ------------      ------------      ------------
                                                                                             (unaudited)
Interest income:
   Loans                                                         $     32,979      $     35,008      $     66,028      $     69,479
   Securities available for sale                                        1,548             1,664             3,656             5,285
   Securities held to maturity                                          2,399             6,685             6,553            12,984
   Federal Home Loan Bank of Topeka and
      Federal Reserve Bank stock                                          370               448               731               966
   Other investments                                                       17               342                39               449
                                                                 ------------      ------------      ------------      ------------
           Total interest income                                       37,313            44,147            77,007            89,163

Interest expense:
   Deposit accounts                                                     8,370            13,272            17,330            26,924
   Advances from the Federal Home Loan Bank of Topeka                   6,422             6,302            12,901            12,784
   Securities sold under agreements to repurchase                          76               121               183               248
   Senior Notes                                                           629               637             1,258             1,273
   Trust preferred securities                                           1,171               921             2,349             1,843
                                                                 ------------      ------------      ------------      ------------
           Total interest expense                                      16,668            21,253            34,021            43,072

   Net interest income                                                 20,645            22,894            42,986            46,091
   Provision for loan losses                                           (1,800)           (1,800)           (3,600)           (3,600)
                                                                 ------------      ------------      ------------      ------------
        Net interest income after provision for loan losses            18,845            21,094            39,386            42,491

Noninterest income:
   Deposit related income                                               6,182             4,825            11,658             9,118
   Loan fees and loan service charges                                     609               630             1,262             1,156
   Net gains on sale of assets                                            252               604               388               674
   Other                                                                1,775             1,722             3,335             3,325
                                                                 ------------      ------------      ------------      ------------
           Total noninterest income                                     8,818             7,781            16,643            14,273
                                                                 ------------      ------------      ------------      ------------

Noninterest expense:
   Compensation and employee benefits                                   9,847            10,875            20,413            21,248
   Equipment and data processing                                        1,575             1,351             3,275             3,218
   Occupancy                                                            1,124             1,077             2,462             2,264
   Advertising                                                            152               182               279               321
   Professional fees                                                      415               309               678               573
   Other                                                                3,818             3,910             7,559             7,384
                                                                 ------------      ------------      ------------      ------------
           Total noninterest expense                                   16,931            17,704            34,666            35,008
                                                                 ------------      ------------      ------------      ------------

Income before provision for income taxes                               10,732            11,171            21,363            21,756
Provision for income taxes                                              3,641             3,706             7,202             7,212
                                                                 ------------      ------------      ------------      ------------

           Net income                                            $      7,091      $      7,465      $     14,161      $     14,544
                                                                 ============      ============      ============      ============

Earnings per share:
   Net income:
      Basic                                                      $       0.41      $       0.39      $       0.81      $       0.76
                                                                 ============      ============      ============      ============
      Diluted                                                    $       0.40      $       0.37      $       0.78      $       0.73
                                                                 ============      ============      ============      ============

Average shares outstanding:
      Basic                                                        17,143,219        19,170,425        17,468,647        19,172,248
                                                                 ============      ============      ============      ============
      Diluted                                                      17,724,125        19,993,691        18,064,616        19,949,596
                                                                 ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                             SIX MONTHS ENDED
                                                                                                                  JUNE 30,
                                                                                                       ----------------------------
                                                                                                          2003              2002
                                                                                                       ---------        -----------
                                                                                                                (unaudited)
Cash provided (absorbed) by operating activities:
   Net income                                                                                          $  14,161        $    14,544
      Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                          3,600              3,600
        Deferred income tax benefit                                                                         (980)              (361)
        Accretion of discounts and amortization of deferred fees on loans acquired and
           securities, net                                                                                 1,084             (1,442)
        Depreciation and amortization                                                                      2,641              2,041
        Net change in loans held for sale                                                                  5,441              4,533
        Net gains on sale of assets                                                                         (388)              (674)
        Change in other assets                                                                            (2,315)            (2,361)
        Change in other liabilities                                                                        1,115             10,288
                                                                                                       ---------        -----------

           Net cash provided by operating activities                                                      24,359             30,168
                                                                                                       ---------        -----------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                                                       --             54,239
   Proceeds from principal collections on securities                                                     270,715            143,110
   Purchases of securities                                                                              (176,091)          (166,007)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock                                     (1,425)              (933)
   Proceeds from the sale of Federal Home Loan Bank stock                                                     --              7,429
   Purchases of bank owned life insurance                                                                (10,000)                --
   Change in loans receivable, net                                                                       (99,658)           (17,560)
   Proceeds from disposal of assets acquired through foreclosure and repossession                          1,296              1,824
   Purchases of premises and equipment                                                                    (4,141)            (3,860)
   Proceeds from sales of premises and equipment                                                             279                 63
                                                                                                       ---------        -----------

           Net cash provided (absorbed) by investing activities                                          (19,025)            18,305
                                                                                                       ---------        -----------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                                                         38,947             48,595
   Change in time deposits                                                                               (28,808)            25,684
   Change in securities sold under agreements to repurchase                                              (31,571)            (4,996)
   Proceeds from advances from the Federal Home Loan Bank                                                924,034            880,075
   Repayments of advances from the Federal Home Loan Bank                                               (895,542)        (1,005,256)
   Proceeds from the issuance of common stock                                                              1,090              1,190
   Purchase of treasury stock                                                                            (14,628)            (2,309)
                                                                                                       ---------        -----------

           Net cash absorbed by financing activities                                                      (6,478)           (57,017)
                                                                                                       ---------        -----------

Net change in cash and cash equivalents                                                                   (1,144)            (8,544)

Cash and cash equivalents at beginning of period                                                          58,366             60,491
                                                                                                       ---------        -----------

Cash and cash equivalents at end of period                                                             $  57,222        $    51,947
                                                                                                       =========        ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                                         $  34,684        $    41,778
                                                                                                       =========        ===========
      Income taxes                                                                                     $   6,600        $     1,500
                                                                                                       =========        ===========

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and repossession                           $   1,228        $       864
                                                                                                       =========        ===========

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

(2)   STOCK COMPENSATION

      The Company applies the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and as provided for under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, the Company's net income for the three and six months ended June 30, 2003 and 2002 would have been decreased to the pro forma amounts below (dollars in thousands, except share data):

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                   --------------------------      --------------------------
                                                                      2003            2002            2003            2002
                                                                   ----------      ----------      ----------      ----------
      Net income as reported                                       $    7,091      $    7,465      $   14,161      $   14,544

      Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for awards, net
         of related tax effects                                          (106)           (116)           (211)           (224)
                                                                   ----------      ----------      ----------      ----------

      Pro forma net income                                         $    6,985      $    7,349      $   13,950      $   14,320
                                                                   ==========      ==========      ==========      ==========

      Earnings per share:
         Basic-as reported                                         $     0.41      $     0.39      $     0.81      $     0.76
                                                                   ==========      ==========      ==========      ==========
         Basic-pro forma                                           $     0.41      $     0.38      $     0.80      $     0.75
                                                                   ==========      ==========      ==========      ==========

         Diluted-as reported                                       $     0.40      $     0.37      $     0.78      $     0.73
                                                                   ==========      ==========      ==========      ==========
         Diluted-pro forma                                         $     0.39      $     0.37      $     0.77      $     0.72
                                                                   ==========      ==========      ==========      ==========

(3)   LOANS RECEIVABLE

      Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                     JUNE 30, 2003      DECEMBER 31, 2002
                                                     -------------      -----------------
      Residential real estate(1)                      $   335,804         $   276,883

      Commercial                                        1,741,484           1,695,293

      Held for sale                                         3,135               8,576

      Consumer(1)                                         123,788             132,924
                                                      -----------         -----------

                 Total loans                            2,204,211           2,113,676
      Less:
            Allowance for loan losses                     (30,087)            (29,532)
                                                      -----------         -----------

                 Loans receivable, net                $ 2,174,124         $ 2,084,144
                                                      ===========         ===========

      (1) Beginning in June 2003, the Company began including home equity first mortgages as residential real estate loans. Consequently, loans receivable as of December 31, 2002 include a $64.0 million reclassification from consumer loans to residential real estate loans.

(4)   ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

      Advances from the FHLB are summarized as follows (dollars in thousands):

                                        JUNE 30, 2003                          DECEMBER 31, 2002
                              -------------------------------         -------------------------------
                                                 WEIGHTED                                 WEIGHTED
                                                 AVERAGE                                  AVERAGE
                              BALANCE        CONTRACTUAL RATE         BALANCE        CONTRACTUAL RATE
                              -------        ----------------         -------        ----------------
      Fixed rate             $625,022              4.04%             $600,022              4.14%
      Variable rate            87,663              1.48                84,171              1.51
                             --------                                --------
                             $712,685              3.73%             $684,193              3.82%
                             ========              ====              ========              ====

      Additionally, the Company had outstanding letters of credit with the FHLB of approximately $137.4 million and $93.9 million at June 30, 2003 and December 31, 2002, respectively. The letters of credit have one-year terms or less and were pledged to secure certain deposits.

      The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At June 30, 2003, the Company had approximately $879.9 million in eligible assets pledged against FHLB advances.

      At June 30, 2003, the Company had additional borrowing capacity of approximately $210.1 million under the FHLB credit policy.

      Scheduled principal repayments of advances from the FHLB at June 30, 2003 were as follows (dollars in thousands):

                                                                                   WEIGHTED
                                                                                   AVERAGE
                  YEARS ENDING DECEMBER 31,                 AMOUNT            CONTRACTUAL RATE
                                                        ------------          ----------------
                       2003                             $     77,663                 1.53%
                       2004                                       --                   --
                       2005                                   35,000                 1.71
                       2006                                  100,000                 3.35
                       2007 and thereafter                   500,022                 4.30
                                                        ------------

                                                        $    712,685                 3.73%
                                                        ============                 ====

(5)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at June 30, 2003 and December 31, 2002 and are summarized as follows (dollars in thousands):

                                                                      JUNE 30,      DECEMBER 31,
                                                                        2003            2002
                                                                      --------      ------------
      Average outstanding balance                                     $40,171         $43,425
      Weighted average interest rate during the period                   0.92%           1.22%
      Maximum month-end balance                                       $48,955         $64,701
      Outstanding balance at end of period                             28,125          59,696
      Weighted average interest rate at end of period                    0.65%           0.94%
      Mortgage-backed securities securing the agreements
         at period-end:
            Carrying value                                            $37,408         $66,931
            Estimated market value                                     37,578          68,501
      Accrued interest payable at the end of the period                    --              --

(6)   STOCKHOLDERS' EQUITY

      The Company increased its shares of treasury stock during 2003 as part of a stock repurchase program in which the Company purchased 979,100 shares of its common stock at a cost of approximately $14.6 million. The increase in common stock and additional paid-in capital during the six months ended June 30, 2003 of approximately $1.2 million included the exercise of 109,000 options to purchase the Company's stock.

(7)   COMPREHENSIVE INCOME

      Comprehensive income for the three and six months ended June 30, 2003 and 2002 consisted of (dollars in thousands):

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                      ------------------------       ------------------------
                                                                        2003            2002           2003             2002
                                                                      --------        --------       --------        --------
      Net income                                                      $  7,091        $  7,465       $ 14,161        $ 14,544

      Other comprehensive income (loss),
         net of tax:
            Unrealized gains (losses) on securities,
              net of reclassification adjustment                        (1,028)             97           (673)         (1,852)
                                                                      --------        --------       --------        --------

      Comprehensive income                                            $  6,063        $  7,562       $ 13,488        $ 12,692
                                                                      ========        ========       ========        ========

(8)   EARNINGS PER SHARE

      Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method.

      The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002:

                                                 THREE MONTHS ENDED                                    SIX MONTHS ENDED
                                                    JUNE 30, 2003                                        JUNE 30, 2003
                                     -------------------------------------------       ---------------------------------------------
                                                      WEIGHTED                                           WEIGHTED
                                                       AVERAGE                                           AVERAGE
                                                       SHARES          PER SHARE                          SHARES           PER SHARE
                                     NET INCOME      OUTSTANDING         AMOUNT        NET INCOME       OUTSTANDING          AMOUNT
                                     ----------      -----------       ---------       -----------      -----------      -----------
Basic net income per share           $ 7,091,000      17,143,219       $    0.41       $14,161,000      17,468,647       $      0.81
                                                                       =========                                         ===========
Effect of dilutive securities:
   Options                                    --         580,906                                --         595,969
                                     -----------      ----------                       -----------      ----------
Diluted net income per share         $ 7,091,000      17,724,125       $    0.40       $14,161,000      18,064,616       $      0.78
                                     ===========      ==========       =========       ===========      ==========       ===========

                                                 THREE MONTHS ENDED                                    SIX MONTHS ENDED
                                                    JUNE 30, 2002                                        JUNE 30, 2002
                                     -------------------------------------------       ---------------------------------------------
                                                      WEIGHTED                                           WEIGHTED
                                                       AVERAGE                                           AVERAGE
                                                       SHARES          PER SHARE                          SHARES           PER SHARE
                                     NET INCOME      OUTSTANDING         AMOUNT        NET INCOME       OUTSTANDING          AMOUNT
                                     ----------      -----------       ---------       -----------      ----------       -----------
Basic net income per share           $ 7,465,000      19,170,425       $    0.39       $14,544,000      19,172,248       $      0.76
                                                                       =========                                         ===========
Effect of dilutive securities:
   Warrants                                   --          55,841                                --          64,912
   Options                                    --         767,425                                --         712,436
                                     -----------      ----------                       -----------      ----------
Diluted net income per share         $ 7,465,000      19,993,691       $    0.37       $14,544,000      19,949,596       $      0.73
                                     ===========      ==========       =========       ===========      ==========       ===========

      Stock options to purchase 1,786,240 shares of common stock were outstanding as of June 30, 2003 and were included in the computation of diluted net income per share for 2003. Stock options and warrants to purchase 2,196,671 shares of common stock were outstanding as of June 30, 2002 and were included in the computation of diluted net income per share for 2002.

(9)   SEGMENTS

      The Company operates as one segment. The operating information used by the Company's chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank (the "Bank"). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation ("Local Securities"), which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

(10)  RECLASSIFICATIONS

      Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation.

(11)  NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("Interpretation No. 45"). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Standby letters of credit and financial guarantees written of approximately $11.4 million and $9.5 million at June 30, 2003 and December 31, 2002, respectively, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("Interpretation No. 46"). Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The application of Interpretation No. 46 had no impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement No. 150"). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of Statement No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of Statement No. 150 during June 2003. The adoption of Statement No. 150 did not have a material effect on the Company's consolidated financial statements.

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

      Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

      - the strength of the United States economy in general and the strength of the regional and local economies within Oklahoma;

      - adverse changes in the local real estate market, as most of the Company's loans are concentrated in Oklahoma and a substantial portion of these loans have real estate as collateral;

      - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

      -     inflation, interest rate, market and monetary fluctuations;

      - adverse changes in asset quality and the resulting credit risk-related losses and expenses;

      - our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

      - the willingness of users to substitute competitors' products and services for our products and services;

      - the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

      -     technological changes;

      -     changes in consumer spending and savings habits; and

      -     regulatory or judicial proceedings.

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

CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 2002 TO JUNE 30, 2003

      During the six months ended June 30, 2003, total assets increased slightly by $8.1 million or 0.3%. The Company's loan portfolio, net of allowance, increased $90.0 million or 4.3% during the six months ended June 30, 2003 primarily as a result of increased residential and commercial loan volume. Residential mortgage loans, which include home equity first mortgages, rose by $58.9 million or 21.3% during the period as record low interest rates continue to generate increased levels of mortgage loan activity. Commercial loans showed moderate growth of $46.2 million or 2.7% during the six months ended June 30, 2003. Additionally, the increase in other assets reflected the purchase during the period ended June 30, 2003 of an additional $10.0 million of bank-owned life insurance. These increases were offset in part by a decline in the Company's security portfolio of $96.9 million or 18.3% during the same period resulting from paydowns and maturities.

      Total deposits reflected an increase of $10.1 million or 0.6% during the six months ended June 30, 2003 as the Company's focus on transaction accounts successfully replaced maturing time deposits with demand and savings deposits. Advances from the FHLB of Topeka used to help meet funding needs rose $28.5 million or 4.2% during the period. Securities under agreement to repurchase which represent interest-bearing accounts from commercial customers decreased during the six months ended June 30, 2003 by $31.6 million or 52.9%.

      Stockholders' equity increased slightly from $167.9 million at December 31, 2002 to $168.0 million at June 30, 2003. Earnings during the period of $14.2 million were offset by an increase in treasury shares and the adjustment to accumulated other comprehensive income resulting from a decrease in unrealized gains on available for sale securities. The Company increased its shares of treasury stock during 2003 as part of a stock repurchase program in which the Company purchased 979,100 shares of its common stock at an average per share price of $14.94 and an aggregate cost of $14.6 million. The increase in common stock and additional paid-in capital during the period ended June 30, 2003 of $1.2 million included the exercise of 109,000 options to purchase the Company's stock. At June 30, 2003, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

      Net Income. Net income for the three and six months ended June 30, 2003 was $7.1 million and $14.2 million, respectively, down slightly from $7.5 million and $14.5 million, respectively, for the same periods in the prior year. Diluted earnings per share for the second quarter 2003 were $.40, up 8.1% from the second quarter 2002. Diluted earnings per share for the six months ended June 30, 2003 were $.78, up 6.8% from the same period last year. Diluted earnings per share include the effect of the Company's share repurchase program which resulted in 2.0 million fewer shares outstanding on average during the second quarter of 2003 compared to the second quarter of 2002.

      Net Interest Income. The Company's net interest income declined $2.2 million or 9.8% to $20.6 million for the quarter ended June 30, 2003 from $22.9 million for the comparable 2002 period. Net interest income declined $3.1 million or 6.7% to $43.0 million for the six months ended June 30, 2003 from $46.1 million for the comparable 2002 period. Net interest margin during both the three and six month periods ended June 30, 2003 declined to 3.15% and 3.25%, respectively, from 3.44% and 3.47% for the three and six month periods ended June 30, 2002, respectively. The decrease in net interest income was largely due to the current low level of interest rates and the resulting asset repricings. The Company anticipates further declines in net interest income along with lower spreads and margins.

      Interest Income. Total interest income declined 15.5% during the three months ended June 30, 2003 from $44.1 million at June 30, 2002 to $37.3 million. Similarly, interest income declined 13.6% during the six months ended June 30, 2003 compared to the same period in the prior year from $89.2 million to $77.0 million. The decline was primarily due to a lower yield on interest-earning assets, which dropped from 6.63% to 5.68% in the three-month comparative period and from 6.73% to 5.84% in the six-month comparative period. The decreases in yield were offset to a certain extent in both comparative periods by increases in loan average balances driven primarily by growth in the residential mortgage and commercial loan portfolios.

      Interest Expense. Total interest expense decreased $4.6 million or 21.6% in the three months ended June 30, 2003 as compared to the same period in the prior year, and fell by $9.1 million or 21.0% in the six months ended June 30, 2003 as compared to the same period in the prior year. These decreases came primarily as a result of the declining cost of deposits, which fell approximately 100 basis points during both comparative periods. Also contributing to the decrease in interest expense was the decline in average balance of interest-bearing deposits of $85.1 million or 4.9% for the three-month comparative period and $56.6 million or 3.3% for the six-month comparative period. This decrease was partially offset by an increase in interest expense on trust preferred securities as the Company accrued interest on the additional trust preferred securities issued in July and October of 2002.

      Provision for Loan Losses. The Company's provision for loan losses remained the same at $1.8 million and $3.6 million for the three and six-month periods ended June 30, 2003 and June 30, 2002, respectively. Charge-offs (net of recoveries) in the three and six-month periods ended June 30, 2003 were $2.0 million and $3.0 million, respectively.

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

      Noninterest Income. The components of noninterest income are deposit related income, loan fees and loan service charges, net gains on sale of assets, and other income. Total noninterest income increased $1.0 million or 13.3% during the three months ended June 30, 2003 and $2.4 million or 16.6% during the six months ended June 30, 2003 compared to the same periods in the prior year. These increases were primarily due to a significant increase in deposit related income, which consists primarily of service charges and fees on deposit accounts. Deposit related income rose $1.4 million or 28.1% and $2.5 million or 27.9% during the three and six month comparative periods, respectively.

      Noninterest expense. Total noninterest expense for the three and six months ended June 30, 2003 decreased by $773,000 or 4.4% and $342,000 or 1.0%, respectively, compared to the same period in the prior year. The declines during the comparative periods were primarily due to a reduction in compensation and employee benefits expense, which fell 9.5% and 3.9%, respectively, led by a reduction in executive benefit plan expense and a focus on monitoring and controlling compensation and benefits expense, as it represents the largest component of noninterest expense.

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

                                                                           THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------------------------------
                                                                 2003                                       2002
                                           -----------------------------------------------------------------------------------
                                                                         AVERAGE                                       AVERAGE
                                             AVERAGE                      YIELD/       AVERAGE                          YIELD/
                                             BALANCE       INTEREST       COST         BALANCE           INTEREST        COST
                                           ----------     ----------     -------      ----------        ----------     -------
ASSETS
Loans receivable(1)                        $2,183,413     $   32,979      6.04%       $1,985,362        $   35,008       7.05%
Securities:
   Available for sale(2)                      133,756          1,548      4.63           110,463             1,664       6.03
   Held to maturity                           262,503          2,399      3.65           450,972             6,685       5.93
                                           ----------     ----------                  ----------        ----------
      Total securities                        396,259          3,947      3.98           561,435             8,349       5.95
Other earning assets(3)                        45,196            387      3.43           118,293               790       2.67
                                           ----------     ----------                  ----------        ----------
      Total interest-earning
        assets                              2,624,868         37,313      5.68%        2,665,090            44,147       6.63%
                                                          ----------     =====                          ----------      =====
Noninterest-earning assets                    153,049                                    128,034
                                           ----------                                 ----------
      Total assets                         $2,777,917                                 $2,793,124
                                           ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                 $  670,057          1,739      1.04%       $  594,471             2,726       1.84%
   Term certificates of deposit               973,532          6,631      2.73         1,134,201            10,546       3.73
                                           ----------     ----------                  ----------        ----------
      Total deposits                        1,643,589          8,370      2.04         1,728,672            13,272       3.08
FHLB advances                                 640,920          6,422      3.96           603,996             6,302       4.13
Securities sold under agreements
   to repurchase                               33,881             76      0.90            37,330               121       1.30
Senior Notes                                   21,295            629     11.81            21,545               637      11.81
Mandatorily redeemable trust
   preferred securities                        60,250          1,171      7.77            40,250               921       9.16
                                           ----------     ----------                  ----------        ----------
      Total interest-bearing                2,399,935         16,668      2.79%        2,431,793            21,253       3.51%
                                                          ----------     =====                          ----------      =====
Noninterest-bearing liabilities               210,088                                    191,445
Stockholders' equity                          167,894                                    169,886
                                           ----------                                 ----------
      Total liabilities
        and stockholders' equity           $2,777,917                                 $2,793,124
                                           ==========                                 ==========
Net interest-earning assets                $  224,933                                 $  233,297
                                           ==========                                 ==========
Net interest income/interest rate
   spread                                                 $   20,645      2.89%                         $   22,894       3.12%
                                                          ==========    ======                          ==========     ======
Net interest margin                                                       3.15%                                          3.44%
                                                                        ======                                         ======
Ratio of average interest-earning
   to average interest-bearing                                          109.37%                                        109.59%
                                                                        ======                                         ======

                                                                           SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------------------------------------------------------
                                                                2003                                       2002
                                              -------------------------------------------------------------------------------------
                                                                              AVERAGE                                      AVERAGE
                                               AVERAGE                         YIELD/        AVERAGE                        YIELD/
                                               BALANCE          INTEREST        COST         BALANCE           INTEREST      COST
                                              ----------       ----------     -------       ----------       ----------    --------
ASSETS
Loans receivable(1)                           $2,157,244       $   66,028       6.15%       $1,995,866       $   69,479      6.99%
Securities:
   Available for sale(2)                         148,737            3,656       4.92           136,915            5,285      7.72
   Held to maturity                              296,341            6,553       4.42           431,111           12,984      6.02
                                              ----------       ----------                   ----------       ----------
      Total securities                           445,078           10,209       4.59           568,026           18,269      6.43
Other earning assets(3)                           45,841              770       3.36            94,790            1,415      2.99
                                              ----------       ----------                   ----------       ----------
      Total interest-earning
        assets                                 2,648,163           77,007       5.84%        2,658,682           89,163      6.73%
                                                               ----------      =====                         ----------    ======
Noninterest-earning assets                       149,113                                       127,302
                                              ----------                                    ----------
      Total assets                            $2,797,276                                    $2,785,984
                                              ==========                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                    $  663,328            3,596       1.09%       $  577,712            5,298      1.85%
   Term certificates of deposit                  978,040           13,734       2.83         1,120,246           21,626      3.89
                                              ----------       ----------                   ----------       ----------
      Total deposits                           1,641,368           17,330       2.13         1,697,958           26,924      3.20
FHLB advances                                    658,528           12,901       3.90           631,717           12,784      4.03
Securities sold under agreements
   to repurchase                                  40,171              183       0.92            38,417              248      1.30
Senior Notes                                      21,295            1,258      11.81            21,545            1,273     11.81
Mandatorily redeemable trust
   preferred securities                           60,250            2,349       7.80            40,250            1,843      9.16
                                              ----------       ----------                   ----------       ----------
      Total interest-bearing                   2,421,612           34,021       2.83%        2,429,887           43,072      3.57%
                                                               ----------      =====                         ----------    ======
Noninterest-bearing liabilities                  206,341                                       188,654
Stockholders' equity                             169,323                                       167,443
                                              ----------                                    ----------
      Total liabilities
        and stockholders' equity              $2,797,276                                    $2,785,984
                                              ==========                                    ==========
Net interest-earning assets                   $  226,551                                    $  228,795
                                              ==========                                    ==========
Net interest income/interest rate
   spread                                                      $   42,986       3.01%                        $   46,091      3.16%
                                                               ==========     ======                         ==========    ======
Net interest margin                                                             3.25%                                        3.47%
                                                                              ======                                       ======
Ratio of average interest-earning
   to average interest-bearing                                                109.36%                                      109.42%
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

      The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At June 30, 2003, the Company had $210.1 million in available borrowing capacity with the FHLB.

      At June 30, 2003, the Company had outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans of approximately $372.4 million and an additional $11.4 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature within one year, totaled $696.8 million at June 30, 2003, and borrowings, which are scheduled to mature within the same period, totaled $105.8 million. The Company anticipates that sufficient funds will be available to meet its current loan total commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

      In September 1997, the Company issued $80.0 million of Senior Notes. As of June 30, 2003, the Company had purchased and retired $58.7 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.3 million of Senior Notes mature in September 2004 and have an annual debt service requirement of $2.3 million (or $1.15 million for each semi-annual period) in 2003.

      Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2003, the Company exceeded all applicable capital requirements pursuant to the Risk-Based Capital Guidelines and was considered "well capitalized" by having a total risk-based capital ratio of 11.20%, a Tier 1 risk-based capital ratio of 9.43% and a leverage ratio of 7.15%.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following tables present contractual cash obligations and commitments of the Company as of June 30, 2003. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements and "--Liquidity and Capital Resources" (dollars in thousands):

                                                                                 Payments due by Period
                                                          --------------------------------------------------------------------
                                                                                                      More Than
                                                                        Less than       One to         Three to        Over
             Contractual Cash Obligations                  Total         One Year     Three Years     Five Years    Five Years
--------------------------------------------------        --------      ---------     -----------     ----------    ----------
FHLB advances                                             $712,685       $ 77,663       $ 35,000       $100,000       $500,022
Securities sold under agreements to repurchase              28,125         28,125             --             --             --
Senior Notes                                                21,295             --         21,295             --             --
Mandatorily redeemable trust preferred securities           60,250             --             --             --         60,250
Operating leases                                             7,807          1,081          1,601            898          4,227
Data processing maintenance obligation                         796            265            531             --             --
                                                          --------       --------       --------       --------       --------
   Total contractual cash obligations                     $830,958       $107,134       $ 58,427       $100,898       $564,499
                                                          ========       ========       ========       ========       ========

                                                                       Amount of Commitment Expiration Per Period
                                                        ----------------------------------------------------------------------
                                                                                                      More Than
                                                          Unfunded      Less than        One to        Three to        Over
                     Commitments                        Commitments      One Year     Three Years     Five Years    Five Years
--------------------------------------------------      -----------     ---------     -----------     ----------    ----------
Lines of credit                                           $263,339       $142,324       $105,997       $ 14,935       $     83
Standby letters of credit                                   11,420         10,393          1,027             --             --
Other commitments                                          109,104         12,267         10,156         29,588         57,093
                                                          --------       --------       --------       --------       --------
   Total commitments                                      $383,863       $164,984       $117,180       $ 44,523       $ 57,176
                                                          ========       ========       ========       ========       ========

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

      The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2003, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                                        MORE THAN
                                                         THREE TO       MORE THAN      THREE YEARS
                                       WITHIN THREE       TWELVE       ONE YEAR TO       TO FIVE        OVER FIVE
                                           MONTHS         MONTHS       THREE YEARS        YEARS           YEARS             TOTAL
                                       ------------     ----------     -----------     -----------      ----------       ----------
Interest-earning assets(1):
   Loans receivable(2)                  $1,102,420      $  396,564      $  324,014      $  242,747      $  126,680       $2,192,425
   Securities:
      Available for sale(3)                 37,694          24,502          42,223           7,413             794          112,626
      Held to maturity                      64,450          84,836          40,727          58,005          69,675          317,693
   Other interest-earning assets(4)         92,857           3,977              --              --              --           96,834
                                        ----------      ----------      ----------      ----------      ----------       ----------
           Total                        $1,297,421      $  509,879      $  406,964      $  308,165      $  197,149       $2,719,578
                                        ==========      ==========      ==========      ==========      ==========       ==========

Interest-bearing liabilities:
   Deposits(5):
      Money market and NOW
        accounts                        $  272,590      $   30,606      $   64,269      $   47,759      $  181,104       $  596,328
      Passbook accounts                      3,805          11,414          23,342          16,298          37,710           92,569
      Certificates of deposit              302,306         395,299         175,659          84,599           3,309          961,172
   FHLB advances(6)                         87,663              --          25,000         100,000         500,022          712,685
   Securities sold under
      agreements to repurchase              28,125              --              --              --              --           28,125
   Senior Notes                                 --              --          21,295              --              --           21,295
   Mandatorily redeemable trust
       preferred securities(6)              20,000              --              --              --          40,250           60,250
                                        ----------      ----------      ----------      ----------      ----------       ----------
           Total                        $  714,489      $  437,319      $  309,565      $  248,656      $  762,395       $2,472,424
                                        ==========      ==========      ==========      ==========      ==========       ==========

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities         $  582,932      $   72,560      $   97,399      $   59,509      $ (565,246)      $  247,154
                                        ==========      ==========      ==========      ==========      ==========       ==========

Cumulative excess of
   interest-earnings assets over
   interest-bearing liabilities         $  582,932      $  655,492      $  752,891      $  812,400      $  247,154       $  247,154
                                        ==========      ==========      ==========      ==========      ==========       ==========

Cumulative excess of
   interest-earning assets over
   interest-bearing liabilities
   as a percentage of total assets           20.47%          23.02%          26.44%          28.53%           8.68%            8.68%
                                        ==========      ==========      ==========      ==========      ==========       ==========

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

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 28, 2003. Management solicited proxies for the meeting and there was no solicitation in opposition to management's nominees for director, as listed in the Proxy Statement. All nominees for director were re-elected for a three-year term. Votes were cast for director as follows:

                   Nominee                      For         Withheld    Abstain
                   -------                      ---         --------    -------
           Joseph A. Leone                   16,863,652            --   296,567
           Jan A. Norton                     11,961,979     4,901,673   296,567

        Other Continuing Directors
        ----- ---------- --------
           Edward A. Townsend
           William D. Breedlove
           Andrew M. Coats
           Robert A. Kotecki
           George P. Nigh
           J. David Rosenberg

      The stockholders ratified the appointment of KPMG LLP, independent auditors, to audit the Company's financial statements for the year ending December 31, 2003. Votes were cast as follows:

                For                    Against               Abstain
                ---                    -------               -------
             16,804,496                337,944                17,779

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

      Exhibit 31.1 - Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 - Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32   - Certification pursuant to 18 U.S.C. section 1350, as
                     adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      b.    Reports on Form 8-K

      The Company filed the following Form 8-Ks during the quarter ended June 30, 2003:

      1. On April 17, 2003, Local Financial Corporation announced by press release its earnings for the quarter ended March 31, 2003. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the chief executive officer and chief financial officer of the Company have each signed a certification with respect to the Report.

      2. Effective June 27, 2003, Local Oklahoma Bank, the wholly-owned subsidiary of Local Financial Corporation, affected a charter change to become an Oklahoma state banking corporation and a state member bank of the Federal Reserve System.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LOCAL FINANCIAL CORPORATION

Date: August 14, 2003                           By /s/ Edward A. Townsend
                                                -------------------------
                                                Edward A. Townsend
                                                Chairman of the Board
                                                Chief Executive Officer


                                                LOCAL FINANCIAL CORPORATION

Date: August 14, 2003                           By /s/ Richard L. Park
                                                ----------------------
                                                Richard L. Park
                                                Chief Financial Officer

                                    FORM 10-Q
                                INDEX TO EXHIBITS

EXHIBIT           DESCRIPTION
31.1              Certification as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

31.2              Certification as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

32                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002