Form 10-Q
period 2003-09-30
LOCAL FINANCIAL CORP /NV
filed 2003-11-14
CIK 1047125

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                             Commission File Number:
                                    001-13949

                           LOCAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           65-0424192
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

3601 N.W. 63RD, OKLAHOMA CITY, OK                                     73116
----------------------------------------                             ---------
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

                                 Yes [X] No [ ]

         Number of shares outstanding of the registrant's $0.01 par value common stock as of November 7, 2003 were as follows: 16,534,773

                           LOCAL FINANCIAL CORPORATION
                                      INDEX

                                                                                             PAGE
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition-
                  September 30, 2003 (unaudited) and December 31, 2002....................     1

                  Consolidated Statements of Operations-
                  For the Three Months and Nine Months Ended September 30, 2003
                  and 2002 (unaudited)....................................................     2

                  Consolidated Statements of Cash Flows-
                  For the Nine Months Ended September 30, 2003 and 2002 (unaudited).......     3

                  Notes to Consolidated Financial Statements..............................     4

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................    10

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............    17

     Item 4.      Controls and Procedures.................................................    19

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................................    19

     Item 6.      Exhibits and Reports on Form 8-K........................................    19

Signatures        ........................................................................    21

Index to Exhibits ........................................................................    22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                            SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                                            ------------------      -----------------
                                                                               (unaudited)
                                 ASSETS
Cash and due from banks                                                     $           49,601      $        51,166
Interest bearing deposits with other banks                                             126,000                7,200
Securities:
   Available for sale                                                                   89,041              163,473
   Held to maturity                                                                    254,844              364,832
                                                                            ------------------      ---------------
     Total securities                                                                  343,885              528,305
Loans receivable, net of allowance for loan losses of $30,358 at
   September 30, 2003 and $29,532 at December 31, 2002                               2,236,015            2,084,144
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost                39,499               38,187
Premises and equipment, net                                                             43,325               42,415
Assets acquired through foreclosure and repossession, net                                  928                1,693
Intangible assets, net                                                                  19,441               19,695
Current and deferred taxes, net                                                         10,723                9,428
Other assets                                                                            71,280               57,625
                                                                            ------------------      ---------------

     Total assets                                                           $        2,940,697      $     2,839,858
                                                                            ==================      ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                   $          879,160      $       756,476
   Savings                                                                              98,339               82,983
   Time                                                                              1,001,817              989,980
                                                                            ------------------      ---------------

     Total deposits                                                                  1,979,316            1,829,439

Advances from the Federal Home Loan Bank of Topeka                                     635,020              684,193
Securities sold under agreements to repurchase                                          57,318               59,696
Senior Notes                                                                            21,295               21,295
Other liabilities                                                                       18,788               17,105
Mandatorily redeemable trust preferred securities                                       60,250               60,250
                                                                            ------------------      ---------------

     Total liabilities                                                               2,771,987            2,671,978
                                                                            ------------------      ---------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 25,000,000 shares authorized;
     20,975,967 shares issued and 16,518,223 shares outstanding at
     September 30, 2003 and 20,863,967 shares issued and 17,785,323
     shares outstanding at December 31, 2002                                               210                  209
   Preferred stock, $0.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                        -                    -
   Additional paid-in capital                                                          209,878              208,599
   Retained earnings                                                                   172,606              151,495
   Treasury stock, 4,457,744 shares at September 30, 2003 and 3,078,644
    shares at December 31, 2002, at cost                                              (214,811)            (193,783)
   Accumulated other comprehensive income, net of tax                                      827                1,360
                                                                            ------------------      ---------------

     Total stockholders' equity                                                        168,710              167,880
                                                                            ------------------      ---------------

     Total liabilities and stockholders' equity                             $        2,940,697      $     2,839,858
                                                                            ==================      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
                                                                                  (unaudited)
Interest income:
   Loans                                                $     32,639    $     34,745    $     98,667    $    104,224
   Securities available for sale                                 956           2,437           4,612           7,722
   Securities held to maturity                                 2,871           6,759           9,424          19,743
   Federal Home Loan Bank of Topeka and
     Federal Reserve Bank stock                                  375             430           1,106           1,396
   Other investments                                              87             171             126             620
                                                        ------------    ------------    ------------    ------------
         Total interest income                                36,928          44,542         113,935         133,705

Interest expense:
   Deposit accounts                                            8,079          12,573          25,409          39,497
   Advances from the Federal Home Loan Bank of Topeka          6,507           6,353          19,408          19,137
   Securities sold under agreements to repurchase                 65             129             248             377
   Senior Notes                                                  629             636           1,887           1,909
   Trust preferred securities                                  1,167           1,020           3,516           2,863
                                                        ------------    ------------    ------------    ------------
         Total interest expense                               16,447          20,711          50,468          63,783

   Net interest income                                        20,481          23,831          63,467          69,922
   Provision for loan losses                                  (1,500)         (1,500)         (5,100)         (5,100)
                                                        ------------    ------------    ------------    ------------
       Net interest income after provision for loan
         losses.                                              18,981          22,331          58,367          64,822


Noninterest income:
   Deposit related income                                      5,984           4,996          17,642          14,114
   Loan fees and loan service charges                            548             489           1,810           1,645
   Net gains on sale of assets                                   474              97             862             771
   Other                                                       1,780           1,593           5,115           4,918
                                                        ------------    ------------    ------------    ------------
         Total noninterest income                              8,786           7,175          25,429          21,448
                                                        ------------    ------------    ------------    ------------

Noninterest expense:
   Compensation and employee benefits                         12,077          10,906          32,490          32,154
   Equipment and data processing                               1,570           1,516           4,845           4,734
   Occupancy                                                   1,236           1,242           3,698           3,506
   Advertising                                                   178             182             457             503
   Professional fees                                             441             339           1,119             912
   Other                                                       2,525           3,843          10,084          11,227
                                                        ------------    ------------    ------------    ------------
         Total noninterest expense                            18,027          18,028          52,693          53,036
                                                        ------------    ------------    ------------    ------------

Income before provision for income taxes                       9,740          11,478          31,103          33,234
Provision for income taxes                                     2,790           4,108           9,992          11,320
                                                        ------------    ------------    ------------    ------------

         Net income                                     $      6,950    $      7,370    $     21,111    $     21,914
                                                        ============    ============    ============    ============
Earnings per share:
   Net income:
     Basic                                              $       0.41    $       0.39    $       1.23    $       1.15
                                                        ============    ============    ============    ============
     Diluted                                            $       0.40    $       0.37    $       1.18    $       1.10
                                                        ============    ============    ============    ============

Average shares outstanding:
     Basic                                                16,755,495      18,991,744      17,228,317      19,111,419
                                                        ============    ============    ============    ============
     Diluted                                              17,447,092      19,681,824      17,859,465      19,859,763
                                                        ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           ---------------------------------
                                                                               2003                  2002
                                                                           -------------         -----------
                                                                                      (unaudited)
Cash provided (absorbed) by operating activities:
   Net income                                                              $      21,111         $    21,914
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                   5,100               5,100
       Deferred income tax benefit                                                (1,088)               (249)
       Accretion of discounts and amortization of deferred fees on
         loans acquired and securities, net                                        1,547              (2,193)
       Depreciation and amortization                                               3,843               3,111
       Net change in loans held for sale                                           1,169                 262
       Net gains on sale of assets                                                  (862)               (771)
       Change in other assets                                                     (4,438)             (1,885)
       Change in other liabilities                                                 2,833               5,809
                                                                           -------------         -----------

         Net cash provided by operating activities                                29,215              31,098
                                                                           -------------         -----------

Cash provided (absorbed) by investing activities:
   Proceeds from sales of securities available for sale                            8,414              54,239
   Proceeds from principal collections on securities                             383,354             215,060
   Purchases of securities                                                      (209,708)           (266,112)
   Purchases of Federal Home Loan Bank and Federal Reserve Bank stock             (1,425)               (932)
   Proceeds from the sale of Federal Home Loan Bank stock                            113               8,279
   Purchases of bank owned life insurance                                        (10,000)                  -
   Change in loans receivable, net                                              (158,684)              8,264
   Proceeds from disposal of assets acquired through foreclosure and
      repossession                                                                 2,180               2,330
   Purchases of premises and equipment                                            (4,925)             (5,449)
   Proceeds from sales of premises and equipment                                     283                  63
                                                                           -------------         -----------

         Net cash provided by investing activities                                 9,602              15,742
                                                                           -------------         -----------

Cash provided (absorbed) by financing activities:
   Change in transaction accounts                                                138,040              82,889
   Change in time deposits                                                        11,837             (28,639)
   Change in securities sold under agreements to repurchase                       (2,378)              9,440
   Proceeds from advances from the Federal Home Loan Bank                      1,014,129             888,195
   Repayments of advances from the Federal Home Loan Bank                     (1,063,302)         (1,008,257)
   Proceeds from the issuance of common stock                                      1,120               2,106
   Proceeds from the issuance of trust preferred securities                            -              10,000
   Payments of trust preferred securities issuance costs                               -                (215)
   Purchase of treasury stock                                                    (21,028)             (7,884)
   Purchase of stock warrants and options                                              -                (721)
                                                                           -------------         -----------

         Net cash provided (absorbed) by financing activities                     78,418             (53,086)
                                                                           -------------         -----------

Net change in cash and cash equivalents                                          117,235              (6,246)

Cash and cash equivalents at beginning of period                                  58,366              60,491
                                                                           -------------         -----------

Cash and cash equivalents at end of period                                 $     175,601         $    54,245
                                                                           =============         ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                              $      51,581         $    63,719
                                                                           =============         ===========
     Income taxes                                                          $      10,850         $    10,750
                                                                           =============         ===========

Supplemental schedule of noncash investing and financing activities:
   Transfer of loans to assets acquired through foreclosure and
     repossession                                                          $       1,415         $     1,302
                                                                           =============         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The Company believes that it has certain additional federal income tax deductions; however, the related contingent tax asset has not been recognized in the consolidated financial statements pending final resolution. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Local Financial Corporation (the "Company") Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "SEC").

(2)      STOCK COMPENSATION

         The Company applies the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and as provided for under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, the Company's net income for the three and nine months ended September 30, 2003 and 2002 would have been decreased to the pro forma amounts below (dollars in thousands, except share data):

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------     ------------------------------
                                                         2003             2002             2003               2002
                                                      ------------     ------------     -----------       ------------
        Net income as reported                        $      6,950     $      7,370     $    21,111       $     21,914

        Deduct:  Total stock-based employee
           compensation expense determined under
           fair value based method for awards, net
           of related tax effects                              (96)            (113)           (306)              (337)
                                                      ------------     ------------     -----------       ------------

        Pro forma net income                          $      6,854     $      7,257     $    20,805       $     21,577
                                                      ============     ============     ===========       ============

        Earnings per share:
           Basic-as reported                          $       0.41     $       0.39     $      1.23       $       1.15
                                                      ============     ============     ===========       ============
           Basic-pro forma                            $       0.41     $       0.38     $      1.21       $       1.13
                                                      ============     ============     ===========       ============

           Diluted-as reported                        $       0.40     $       0.37     $      1.18       $       1.10
                                                      ============     ============     ===========       ============
           Diluted-pro forma                          $       0.39     $       0.37     $      1.16       $       1.09
                                                      ============     ============     ===========       ============

(3)      LOANS RECEIVABLE

         Loans receivable are summarized below at amortized cost (dollars in thousands):

                                                       SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                       ------------------       -----------------
         Residential real estate(1)                    $          359,951       $        276,883

         Commercial                                             1,778,684              1,695,293

         Held for sale                                              7,407                  8,576

         Consumer(1)                                              120,331                132,924
                                                       ------------------       ----------------

                  Total loans                                   2,266,373              2,113,676
         Less:
              Allowance for loan losses                           (30,358)               (29,532)
                                                       ------------------       ----------------

                  Loans receivable, net                $        2,236,015       $      2,084,144
                                                       ==================       ================

         (1) Beginning in June 2003, the Company began including home equity first mortgages as residential real estate loans. Consequently, loans receivable as of December 31, 2002 include a $64.0 million reclassification from consumer loans to residential real estate loans.

(4)      ADVANCES FROM THE FEDERAL HOME LOAN BANK OF TOPEKA ("FHLB")

         Advances from the FHLB are summarized as follows (dollars in thousands):

                                    SEPTEMBER 30, 2003                   DECEMBER 31, 2002
                             --------------------------------     ----------------------------------
                                                 WEIGHTED                               WEIGHTED
                                                 AVERAGE                                AVERAGE
                               BALANCE       CONTRACTUAL RATE      BALANCE          CONTRACTUAL RATE
                             -----------     ----------------     ---------         ----------------
         Fixed rate          $   625,020          4.04%           $ 600,022               4.14%
         Variable rate            10,000          1.13               84,171               1.51
                             -----------                          ---------
                             $   635,020          4.00%           $ 684,193               3.82%
                             ===========        ======            =========             ======

         Additionally, the Company had outstanding letters of credit with the FHLB of approximately $103.9 million and $93.9 million at September 30, 2003 and December 31, 2002, respectively. The letters of credit have one-year terms or less and were pledged to secure certain deposits.

         The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At September 30, 2003, the Company had approximately $844.2 million in eligible assets pledged against FHLB advances.

         At September 30, 2003, the Company had additional borrowing capacity of approximately $187.6 million under the FHLB credit policy.

         Scheduled principal repayments of advances from the FHLB at September 30, 2003 were as follows (dollars in thousands):

                                                         WEIGHTED
                                                         AVERAGE
         YEARS ENDING DECEMBER 31,     AMOUNT         CONTRACTUAL RATE
         -------------------------    ---------       ----------------
            2003                      $       -              -
            2004                              -              -
            2005                         35,000           1.52%
            2006                        100,000           3.35
            2007 and thereafter         500,020           4.30
                                      ---------

                                      $ 635,020           4.00%
                                      =========       ========

(5)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company's control at September 30, 2003 and December 31, 2002 and are summarized as follows (dollars in thousands):

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                     2003              2002
                                                                 --------------     ------------
         Average outstanding balance                             $       39,662     $     43,425
         Weighted average interest rate during the period                  0.84%            1.22%
         Maximum month-end balance                               $       57,318     $     64,701
         Outstanding balance at end of period                            57,318           59,696
         Weighted average interest rate at end of period                   0.70%            0.94%
         Mortgage-backed securities securing the agreements
            at period-end:
              Carrying value                                     $      102,981     $     66,931
              Estimated market value                                    102,400           68,501
         Accrued interest payable at the end of the period                    -                -

(6)      STOCKHOLDERS' EQUITY

         The Company increased its shares of treasury stock during 2003 as part of a stock repurchase program in which the Company purchased 1,379,100 shares of its common stock at a cost of approximately $21.0 million. The increase in common stock and additional paid-in capital during the nine months ended September 30, 2003 of approximately $1.3 million included the exercise of 112,000 options to purchase the Company's stock.

(7)      COMPREHENSIVE INCOME

         Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consisted of (dollars in thousands):

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -----------------------        ---------------------------
                                                         2003            2002            2003             2002
                                                       --------        -------        ---------         ---------
         Net income                                    $  6,950        $ 7,370        $  21,111         $  21,914

         Other comprehensive income (loss),
          net of tax:
           Unrealized gains (losses) on securities,
             net of reclassification adjustment             140           (803)            (533)           (2,655)
                                                       --------        -------        ---------         ---------

         Comprehensive income                          $  7,090        $ 6,567        $  20,578         $  19,259
                                                       ========        =======        =========         =========

(8)      EARNINGS PER SHARE

         Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method.

         The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002:

                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         SEPTEMBER 30, 2003                          SEPTEMBER 30, 2003
                            -------------------------------------------   -----------------------------------------
                                              WEIGHTED                                     WEIGHTED
                                              AVERAGE                                       AVERAGE
                                               SHARES        PER SHARE                      SHARES        PER SHARE
                             NET INCOME     OUTSTANDING       AMOUNT       NET INCOME     OUTSTANDING      AMOUNT
                            ------------    -----------      ----------   -----------     -----------     ---------
Basic net income per share  $  6,950,000     16,755,495      $     0.41   $21,111,000      17,228,317      $   1.23
                                                             ==========                                   =========
Effect of dilutive
  securities:
   Options                             -        691,597                             -         631,148
                            ------------    -----------                   -----------     -----------

Diluted net income per
   share                    $  6,950,000     17,447,092      $     0.40   $21,111,000      17,859,465     $    1.18
                            ============    ===========      ==========   ===========     ===========     =========

                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         SEPTEMBER 30, 2003                          SEPTEMBER 30, 2003
                            -------------------------------------------   -----------------------------------------
                                              WEIGHTED                                     WEIGHTED
                                              AVERAGE                                       AVERAGE
                                               SHARES        PER SHARE                      SHARES        PER SHARE
                             NET INCOME     OUTSTANDING       AMOUNT       NET INCOME     OUTSTANDING      AMOUNT
                            ------------    -----------      ----------   -----------     -----------     ---------
Basic net income per share  $  7,370,000     18,991,744      $     0.39   $21,914,000      19,111,419     $    1.15
                                                             ==========                                   =========
Effect of dilutive
  securities:
   Warrants                            -         30,574                             -          53,002
   Options                             -        659,506                             -         695,342
                            ------------    -----------                   -----------     -----------
Diluted net income per
   share                    $  7,370,000     19,681,824      $     0.37   $21,914,000      19,859,763     $    1.10
                            ============    ===========      ==========   ===========     ===========     =========


         Stock options to purchase 1,774,040 and 2,005,640 shares of common stock were outstanding as of September 30, 2003 and 2002, respectively, and were included in the computation of diluted net income per share.

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

(11)     NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("Interpretation No. 45"). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Standby letters of credit and financial guarantees written of approximately $10.9 million and $9.5 million at September 30, 2003 and December 31, 2002, respectively, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("Interpretation No. 46"). Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The application of Interpretation No. 46 will have no material impact on the Company's consolidated financial statements. In its current form, Interpretation No. 46 may require the Company to deconsolidate one or more of its three trust preferred security subsidiaries. Deconsolidation of these subsidiaries will not change the classification of this debt, but will change the description from mandatorily redeemable trust preferred securities to subordinated debt. The Federal Reserve Board has announced that "until notice is given to the contrary", this debt would continue to qualify as Tier 1 capital to the extent allowed by regulation.

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

         o        changes in consumer spending and savings habits; and

         o        regulatory or judicial proceedings.

         If one or more of the factors affecting the Company's forward-looking information and statements proves incorrect, then the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q. Therefore, the Company cautions the reader not to place undue reliance on its forward-looking information and statements.

         The Company does not intend to update its forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

         A reader should not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company's Form 10-K for the year ended December 31, 2002 could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

FINANCIAL CONDITION

         Assets. At September 30, 2003, the Company's total assets were $2.9 billion compared to $2.8 billion at December 31, 2002. Total assets increased during the nine months ended September 30, 2003 by $100.8 million or 3.6%. Paydowns and maturities of securities and an increased deposit base provided funding for the increase in the Company's loan portfolio and additional interest bearing deposits with other banks. The Company's loan portfolio, net of allowance, increased $151.9 million or 7.3% during the nine months ended September 30, 2003 primarily as a result of increased commercial and residential loan volume. Commercial loans grew, primarily in the commercial real estate portfolio, by $83.4 million or 4.9% during the nine-month period. Residential mortgage loans, which include home equity first mortgages, rose by $83.1 million or 30.0% during the nine-month period as continuing low interest rates generated increased levels of mortgage loan activity. Additionally, the increase in other assets reflected the purchase during the period ended September 30, 2003 of an additional $10.0 million of bank-owned life insurance. The Company's securities portfolio decreased 34.9% from $528.3 million at December 31, 2002 to $343.9 million at September 30, 2003 due to amortization and prepayments.

         Liabilities. At September 30, 2003, the Company's total liabilities were $2.8 billion compared to $2.7 billion at December 31, 2002. Total liabilities increased by $100.0 million or 3.7% during the nine months ended September 30, 2003 due to growth in the deposit base offset by lower borrowings. Total deposits reflected an increase of $149.9 million or 8.2% during the nine months ended September 30, 2003. This includes growth of $113.0 million in brokered deposits, which are less susceptible to early withdrawal in a rising rate environment. Core deposits for the Company consist of total deposits, other than brokered deposits, plus commercial customer sweep accounts (repurchase agreements). The Company's deposit base continues to be comprised substantially of core deposits, which were $1.908 billion or 93.7% of total deposits and sweep accounts at September 30, 2003 compared to $1.873 billion or 99.2% at December 31, 2002. Advances from the FHLB of Topeka were reduced by $49.2 million or 7.2%, during the nine-month period, as additional funding needs declined.

         Stockholders' Equity. Stockholders' equity increased slightly from $167.9 million at December 31, 2002 to $168.7 million at September 30, 2003. Earnings during the period of $21.1 million were largely offset by the purchase of 1.4 million treasury shares at an average per share price of $15.25 and an aggregate cost of $21.0 million. See also Note 6 of the Notes to the Consolidated Financial Statements. The increase in common stock and additional paid-in capital during the period ended September 30, 2003 of $1.3 million included the exercise of 112,000 options to purchase the Company's stock. At September 30, 2003, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See "--Liquidity and Capital Resources".

RESULTS OF OPERATIONS

THIRD QUARTER

         Net Income. Diluted earnings per share for the third quarter 2003 were $.40, an increase of 8.1% from the third quarter 2002. Diluted earnings per share include the effect of the Company's share repurchase program which resulted in 2.2 million fewer shares outstanding on average during the third quarter of 2003 compared to the third quarter of 2002. Net income for the three months ended September 30, 2003 was $7.0 million, a decrease of 5.7% from $7.4 million for the same period in the prior year. See "--Financial Condition-Stockholders' Equity" and Note 6 of the Notes to the Consolidated Financial Statements.

         Net Interest Income. The Company's net interest income declined $3.3 million or 14.1% to $20.5 million for the quarter ended September 30, 2003 from $23.8 million for the comparable 2002 period. The decrease in net interest income was primarily due to a 57 basis point decline in net interest margin, which was partially offset by a $58.3 million or 2.2% increase in average interest-earning assets. Net interest margin, the ratio of tax-equivalent net interest income to average earning assets, declined to 3.01% for the three months ended September 30, 2003 from 3.58% for the same period of 2002. The decrease of net interest margin resulted from the yield on interest-earning assets falling more than rates paid on interest-bearing liabilities and the decline of net noninterest-bearing liabilities. Driven by the low rate environment, the quicker decline in earning asset yields came as a result of the continued repricing of floating rate loans and refinancing of fixed rate loans. The yield on the securities portfolio decreased 232 basis points and the yield on the loan portfolio decreased 115 basis points for the three months ended September 30, 2003 compared to the same period in the prior year, while the cost of the interest-bearing liabilities decreased only 78 basis points compared to the prior year. Although the Company continues to see growth in its commercial and residential mortgage loan portfolios, negative rate variances resulting from the current low interest rate environment continue to drive net interest income lower. Assuming no change in the current rate environment, the Company's net interest income and margin would reasonably be expected to continue to decline over the next several quarters.

         Provision for Loan Losses. The Company's provision for loan losses remained the same at $1.5 million for the three-month periods ended September 30, 2003 and 2002. Charge-offs (net of recoveries) in the three-month period ended September 30, 2003 were $1.2 million compared to $1.4 million for the same period in the prior year. The net charge-offs represent an annualized rate of 0.22% and 0.28% of average loans for the third quarter of 2003 and 2002, respectively.

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

         Noninterest Income. The components of noninterest income are deposit related income, loan fees and loan service charges, net gains on sale of assets, and other income. Total noninterest income increased $1.6 million or 22.5% during the three months ended September 30, 2003 compared to the same period in the prior year. This increase was primarily due to a significant increase in deposit related income, which consists primarily of service charges and fees on deposit accounts, and a gain on sales of securities. Deposit related income rose $988,000 or 19.8% during the three month comparative periods. Additionally, the Company recognized a gain of $244,000 on sales of securities during the third quarter of 2003.

         Noninterest expense. Total noninterest expense remained stable at $18.0 million for the third quarter of 2003 compared to third quarter 2002. The increase in compensation and professional fees was offset by a decrease in other noninterest expense. Compensation includes an executive benefit plan with a tax-offsetting bonus feature for non-qualified stock options issued to selected officers, which is expensed under the variable option accounting provisions. Other noninterest expense for the third quarter 2003 included a non-taxable excise tax refund received in connection with the dissolution of the Company's defined benefit plan in 2001.

YEAR-TO-DATE

         Net Income. Diluted earnings per share for the nine months ended September 30, 2003 were $1.18, an increase of 7.3% from the same period in the prior year. Diluted earnings per share include the effect of the Company's share repurchase program which resulted in 1.9 million fewer shares outstanding on average during the nine-month period in 2003 compared to 2002. Net income for the nine months ended September 30, 2003 was $21.1 million, a decrease of 3.7% from $21.9 million for the same period in the prior year. See "--Financial Condition-Stockholders' Equity" and Note 6 of the Notes to the Consolidated Financial Statements.

         Net Interest Income. The Company's net interest income declined $6.5 million or 9.2% to $63.5 million for the nine months ended September 30, 2003 from $69.9 million for the comparable 2002 period. The decrease in net interest income was primarily due to the effects of the low interest rate environment. Net interest margin declined to 3.17% for the nine months ended September 30, 2003 from 3.50% for the same period of 2002. The yield on the securities portfolio decreased 197 basis points and the yield on the loan portfolio decreased 95 basis points for the nine months ended September 30, 2003 compared to the same period in the prior year, while the cost of the interest-bearing liabilities decreased only 75 basis points compared to the prior year. As discussed above, assuming no change in the current rate environment, the Company's net interest income and margin would reasonably be expected to continue to decline over the next several quarters.

         Provision for Loan Losses. The Company's provision for loan losses remained the same at $5.1 million for the nine-month periods ended September 30, 2003 and 2002. Charge-offs (net of recoveries) in the nine-month periods ended September 30, 2003 and 2002 were also stable at approximately $4.3 million. The net charge-offs represent an annualized rate of 0.26% and 0.28% of average loans for the nine months ended September 30, 2003 and 2002, respectively.

         Noninterest Income and Expense. Total noninterest income increased $4.0 million or 18.6% during the nine months ended September 30, 2003 compared to the same period in the prior year. The increase was primarily due to a significant increase in deposit related income. Deposit related income rose $3.5 million or 25.0% during the nine-month comparative periods due primarily to the success of consumer focused marketing initiatives. Total noninterest expense declined slightly by $343,000 or 0.6% during the nine months ended September 30, 2003 compared to the same period in 2002. The increase in compensation, occupancy and professional fees was partially offset by a decrease in other noninterest expense.

Other noninterest expense for the nine months ended September 30, 2003 included a non-taxable excise tax refund received in connection with the dissolution of the Company's defined benefit plan in 2001.

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

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------
                                                       2003                                 2002
                                        ------------------------------------ --------------------------------
                                                                  AVERAGE                              AVERAGE
                                          AVERAGE                  YIELD/     AVERAGE                   YIELD/
                                          BALANCE    INTEREST       COST      BALANCE     INTEREST      COST
                                          -------    --------       ----      -------     --------       ----
ASSETS
Loans receivable(1)                     $2,244,364 $    32,639      5.82%    $1,993,483  $   34,745      6.97%
Securities:
   Available for sale(2)                   104,806         956      3.65        116,880       2,437      8.34
   Held to maturity                        288,752       2,871      3.98        475,589       6,759      5.68
                                        ----------  ----------               ----------  ----------
     Total securities                      393,558       3,827      3.89        592,469       9,196      6.21
Other earning assets(3)                     84,373         462      2.19         78,090         601      3.08
                                        ----------  ----------               ----------  ----------
     Total interest-earning assets       2,722,295      36,928      5.43%     2,664,042      44,542      6.69%
                                                    ----------    ======                 ----------    ======
Noninterest-earning assets                 155,877                              128,944
                                        ----------                           ----------
     Total assets                       $2,878,172                           $2,792,986
                                        ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)              $  729,745       1,762      0.96%    $  607,515       2,700      1.76%
   Term certificates of deposit          1,004,879       6,317      2.49      1,105,393       9,873      3.54
                                        ----------  ----------               ----------- ----------
     Total deposits                      1,734,624       8,079      1.85      1,712,908      12,573      2.91
FHLB advances                              641,812       6,507      3.97        600,111       6,353      4.14
Securities sold under agreements to
  repurchase                                38,661          65      0.67         39,181         129      1.31
Senior Notes                                21,295         629     11.81         21,545         636     11.81
Mandatorily redeemable trust preferred
   securities                               60,250       1,167      7.75         47,098       1,020      8.82
                                        ----------  ----------               ----------  ----------
     Total interest-bearing liabilities  2,496,642      16,447      2.61%     2,420,843      20,711      3.39%
                                                    ----------    ======                 ----------    ======
Noninterest-bearing liabilities            213,767                              197,766
Stockholders' equity                       167,763                              174,377
                                        ----------                           ----------
     Total liabilities and
       stockholders' equity             $2,878,172                           $2,792,986
                                        ==========                           ==========
Net interest-earning assets             $  225,653                           $  243,199
                                        ==========                           ==========
Net interest income/interest rate
spread                                              $   20,481      2.82%                $   23,831      3.30%
                                                    ==========    ======                 ==========    ======
Net interest margin                                                 3.01%                                3.58%
                                                                  ======                               ======
Ratio of average interest-earning to
   average interest-bearing                                       109.04%                              110.05%
                                                                  ======                               ======

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------
                                                         2003                                 2002
                                          --------------------------------      -------------------------------
                                                                   AVERAGE                               AVERAGE
                                           AVERAGE                  YIELD/       AVERAGE                  YIELD/
                                           BALANCE     INTEREST      COST        BALANCE     INTEREST      COST
                                           -------     --------      ----       -------     --------      ----
ASSETS
Loans receivable(1)                       $2,186,604  $   98,667     6.02%      $1,995,062  $  104,224     6.97%
Securities:
   Available for sale(2)                     133,932       4,612     4.59          130,163       7,722     7.91
   Held to maturity                          293,784       9,424     4.28          446,100      19,743     5.90
                                          ----------  ----------                ----------  ----------
     Total securities                        427,716      14,036     4.38          576,263      27,465     6.35
Other earning assets(3)                       58,826       1,232     2.79           89,162       2,016     3.01
                                          ----------  ----------                ----------  ----------
     Total interest-earning assets         2,673,146     113,935     5.69%       2,660,487     133,705     6.71%
                                                      ----------   ======                   ----------   ======
Noninterest-earning assets                   151,391                               127,072
                                          ----------                            ----------
     Total assets                         $2,824,537                            $2,787,559
                                          ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts(4)                $  685,710       5,358     1.04%      $  587,756       7,997     1.82%
   Term certificates of deposit              987,085      20,051     2.72        1,115,241      31,500     3.78
                                          ----------  ----------                ----------  ----------
     Total deposits                        1,672,795      25,409     2.03        1,702,997      39,497     3.10
FHLB advances                                652,895      19,408     3.92          621,066      19,137     4.06
Securities sold under agreements to
  repurchase                                  39,662         248     0.84           38,675         377     1.30
Senior Notes                                  21,295       1,887    11.81           21,545       1,909    11.81
Mandatorily redeemable trust preferred
   securities                                 60,250       3,516     7.78           42,558       2,863     8.82
                                          ----------  ----------                ----------  ----------
     Total interest-bearing liabilities    2,446,897      50,468     2.76%       2,426,841      63,783     3.51%
                                                      ----------   ======                   ----------   ======
Noninterest-bearing liabilities              208,843                               190,939
Stockholders' equity                         168,797                               169,779
                                          ----------                            ----------
     Total liabilities and
       stockholders' equity               $2,824,537                            $2,787,559
                                          ==========                            ==========
Net interest-earning assets               $  226,249                            $  233,646
                                          ==========                            ==========
Net interest income/interest rate
  spread                                              $   63,467     2.93%                  $   69,922     3.20%
                                                      ==========   ======                   ==========   ======
Net interest margin                                                  3.17%                                 3.50%
                                                                   ======                                ======
Ratio of average interest-earning to
   average interest-bearing                                        109.25%                               109.63%
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

         The Company's liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At September 30, 2003, the Company had $187.6 million in available borrowing capacity with the FHLB and $126.0 million in interest-bearing deposits with other banks.

         At September 30, 2003, the Company had outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans of approximately $391.7 million and an additional $10.9 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature within one year, totaled $642.8 million at September 30, 2003, and borrowings, which are scheduled to mature within the same period, totaled $78.6 million. The Company anticipates that sufficient funds will be available to meet its current loan total commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

         In September 1997, the Company issued $80.0 million of Senior Notes. As of September 30, 2003, the Company had purchased and retired $58.7 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.3 million of Senior Notes mature in September 2004 and have an annual debt service requirement of $2.3 million (or $1.15 million for each semi-annual period).

         Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2003, the Company exceeded all applicable capital requirements pursuant to the Risk-Based Capital Guidelines and was considered "well capitalized" by having a total risk-based capital ratio of 10.82%, a Tier 1 risk-based capital ratio of 9.37% and a leverage ratio of 7.15%. The Company includes its $60.3 million of trust preferred securities as part of its Tier 1 and total capital ratios to the extent allowed by regulation. While FASB Interpretation No. 46 may require the Company to deconsolidate one or more of its three trust preferred security subsidiaries, the Federal Reserve Board has announced that "until further notice is given to the contrary", these trust preferred securities would continue to qualify as Tier 1 and total capital. See
Note 11 of the Notes to the Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following tables present contractual cash obligations and commitments of the Company as of September 30, 2003. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements and "--Liquidity and Capital Resources" (dollars in thousands):

                                                                       Payments due by Period
                                                  ------------------------------------------------------------------
                                                                                           More Than
                                                               Less than       One to       Three to        Over
         Contractual Cash Obligations              Total        One Year    Three Years    Five Years    Five Years
         ----------------------------              -----        --------    -----------    ----------    ----------
FHLB advances                                     $  635,020    $        -    $  135,000    $        -    $  500,020
Securities sold under agreements to repurchase        57,318        57,318             -             -             -
Senior Notes                                          21,295        21,295             -             -             -
Mandatorily redeemable trust preferred
  securities                                          60,250             -             -             -        60,250
Operating leases                                       7,729         1,044         1,580           926         4,179
Data processing maintenance obligation                   796           265           531             -             -
                                                  ----------    ----------    ----------    ----------    ----------
   Total contractual cash obligations             $  782,408    $   79,922    $  137,111    $      926    $  564,449
                                                  ==========    ==========    ==========    ==========    ==========

                                                                    Amount of Commitment Expiration Per Period
                                                              -------------------------------------------------------
                                                                                            More Than
                                                   Unfunded     Less than       One to       Three to        Over
                 Commitments                     Commitments     One Year    Three Years    Five Years    Five Years
                 -----------                     -----------     --------    -----------    ----------    ----------
Lines of credit                                   $  286,304    $  174,540    $  104,093    $    7,581    $       90
Standby letters of credit                             10,854         9,648         1,206             -             -
Other commitments                                    105,459        12,413         5,461        32,068        55,517
                                                  ----------    ----------    ----------    ----------    ----------
   Total commitments                              $  402,617    $  196,601    $  110,760    $   39,649    $   55,607
                                                  ==========    ==========    ==========    ==========    ==========

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

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2003, based on the information and assumptions set forth in the notes below (dollars in thousands):

                                                                             MORE THAN
                                                THREE TO     MORE THAN      THREE YEARS
                              WITHIN THREE       TWELVE     ONE YEAR TO       TO FIVE      OVER FIVE
                                 MONTHS          MONTHS     THREE YEARS        YEARS         YEARS         TOTAL
                                 ------          ------     -----------        -----         -----         -----
Interest-earning assets(1):
   Loans receivable(2)          $1,061,913     $  339,164    $  369,439     $  324,298     $ 163,325      $2,258,139
   Securities:
     Available for sale(3)          13,226         16,800        45,384          9,433         2,925          87,768
     Held to maturity               27,468         66,270        49,904         46,405        64,797         254,844
   Other interest-earning
     assets(4)                     215,100              -             -              -             -         215,100
                                ----------     ----------    ----------     ----------     ---------      ----------
         Total                  $1,317,707     $  422,234    $  464,727     $  380,136     $ 231,047      $2,815,851
                                ==========     ==========    ==========     ==========     =========      ==========

Interest-bearing liabilities:
   Deposits(5):
     Money market and NOW
       accounts                 $  351,451     $   31,147    $   65,258     $   48,369     $ 182,617      $  678,842
     Passbook accounts               4,042         12,125        24,797         17,314        40,061          98,339
     Certificates of deposit       276,229        367,188       272,019         83,105         3,276       1,001,817
   FHLB advances(6)                 10,000              -       125,000              -       500,020         635,020
   Securities sold under
     agreements to repurchase       57,318              -             -              -             -          57,318
   Senior Notes                          -         21,295             -              -             -          21,295
   Mandatorily redeemable
     trust preferred
     securities(6)                  10,000         10,000             -              -        40,250          60,250
                                ----------     ----------    ----------     ----------     ---------      ----------
         Total                  $  709,040     $  441,755    $  487,074     $  148,788     $ 766,224      $2,552,881
                                ==========     ==========    ==========     ==========     =========      ==========

Excess (deficiency) of
   interest-earning assets
   over interest-bearing
   liabilities                  $  608,667     $  (19,521)   $  (22,347)    $  231,348     $(535,177)     $  262,970
                                ==========     ==========    ==========     ==========     =========      ==========

Cumulative excess of
   interest-earnings assets
   over interest-bearing
   liabilities                  $  608,667     $  589,146    $  566,799     $  798,147     $ 262,970      $  262,970
                                ==========     ==========    ==========     ==========     =========      ==========

Cumulative excess of
   interest-earning assets
   over interest-bearing
   liabilities
   as a percentage of total
   assets                            20.70%         20.03%        19.27%         27.14%          8.94%          8.94%
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

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over final reporting.

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

         b.       Reports on Form 8-K

         The Company filed the following Form 8-K during the quarter ended September 30, 2003:

         1. On July 21, 2003, Local Financial Corporation announced by press release its earnings for the quarter ended June 30, 2003

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LOCAL FINANCIAL CORPORATION

Date:   November 14, 2003                            By/s/ Edward A. Townsend
                                                     ------------------------
                                                     Edward A. Townsend
                                                     Chairman of the Board
                                                     Chief Executive Officer

                                                     LOCAL FINANCIAL CORPORATION

Date:   November 14, 2003                            By/s/ Richard L. Park
                                                     ---------------------
                                                     Richard L. Park
                                                     Chief Financial Officer

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