Form 10-K
period 2003-12-31
LOCAL FINANCIAL CORP /NV
filed 2004-03-12
CIK 1047125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2003
or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the transition period from            to

Commission File Number: 1-13949

LOCAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0424192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3601 N. W. 63rd
Oklahoma City, OK
(Address of Principal	73116
Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 841-2100

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X] No [   ]

There were 16,583,673 shares of the Registrant’s Common Stock outstanding as of the close of business on February 19, 2004. The aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $222.3 million (based upon the closing price of $14.33 on June 30, 2003, as reported on the NASDAQ National Market System).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

LOCAL FINANCIAL CORPORATION
INDEX

Part I.
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of the Registrant
Part II.
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Part III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K
Signatures
Index to Financial Statements
Index of Exhibits

PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

     A number of the presentations and disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios of Local Financial Corporation (“Local Financial” or the “Company”).

     Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause its financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within Oklahoma;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of new products and services in a changing environment, including the features, pricing and quality of the Company’s products and services compared to the products and services of its competitors;

•	the willingness of users to substitute competitors’ products and services for the Company’s products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

     If one or more of the factors affecting the Company’s forward-looking information and statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, the Company cautions the reader not to place undue reliance on its forward-looking information and statements.

     The Company does not intend to update its forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

The Company

     General. Local Financial Corporation is the holding company for Local Oklahoma Bank (“Local” or the “Bank”). The Company was chartered in 1992 as a Delaware corporation. Local Financial and the Bank are headquartered in Oklahoma City, Oklahoma. References to “Local” or the “Bank” refer to Local and its subsidiaries on a consolidated basis, as the context requires.

     At December 31, 2003, the Company had consolidated assets of $2.9 billion, substantially all of which is comprised of its 100% ownership interest in the Bank, including consolidated deposits of $1.9 billion and consolidated stockholders’ equity of $175.4 million.

     As of February 2, 2004, the Bank is the fourth largest Oklahoma-based bank ranked on total deposits. Its deposits of $1.9 billion at December 31, 2003, represent approximately four percent of the Oklahoma market. The Company and/or Local are presently regulated and examined by the Oklahoma State Banking Department, the Board of Governors of the Federal Reserve System (the “FRB”), and the Federal Deposit Insurance Corporation (the “FDIC”) and Local’s deposit accounts are insured up to applicable limits by the FDIC.

     The Company’s executive offices are located at 3601 NW 63rd Street, Oklahoma City, Oklahoma 73116-2087. The Company makes available free of charge on its website at www.localok.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website.

Merger Agreement

     On January 22, 2004, International Bancshares Corporation (“IBC”) and Local Financial announced that they had signed a definitive agreement pursuant to which IBC will acquire Local Financial for approximately $385 million in cash and stock.

     Under the terms of the merger agreement, the Company’s stockholders will be entitled to elect to receive either cash or shares of IBC common stock valued at $22.00 (subject to upward adjustment in certain circumstances), or a combination thereof, for each share of the Company’s common stock they own. The election by the Company’s stockholders will be subject to the requirement that 75% of Local Financial’s shares be exchanged for cash and 25% be exchanged for IBC stock.

     The merger is expected to close in the summer of 2004 and is subject to various closing conditions, including receipt of all requisite regulatory approval and the approval of the Local Financial stockholders. The Boards of Directors of IBC and the Company have approved the transaction.

     IBC intends to file with the SEC a registration statement on Form S-4 concerning the transaction. The Form S-4 registration statement will include a proxy statement/prospectus (“Proxy Statement/Prospectus”). Local Financial intends to mail the Proxy Statement/Prospectus to its stockholders in connection with the Company’s 2004 Annual Meeting of Stockholders, at which the Company’s stockholders will vote upon the merger transaction with IBC. Information regarding the interests of the Company’s officers and directors in the transaction will be included in the Proxy Statement/Prospectus.

Business Strategy

     Local’s business strategy is to provide its customers with the range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management feels that the Company is well positioned to attract new customers and increase its market share. The key components of its strategy are:

•	Focus on Commercial Lending and Community Presence of the Commercial Lending Officers. Local’s corporate lending unit is focused on commercial lending within Oklahoma. The Bank has added experienced lending officers with strong community ties and banking relationships. Although Local continues to originate commercial loans throughout the United States through a network of mortgage bankers and correspondent banks, it has increased its emphasis on the origination of commercial loans within Oklahoma.

•	Strong Commitment to Highly-Personalized, Relationship-Oriented Customer Service. Management believes that the consolidation among financial institutions in Oklahoma has created significant opportunities for the Bank due to the perceived lack of attention being paid by many large regional and national banks to certain customers, primarily the Bank’s targeted customer base of small to medium-sized businesses (up to $100 million in annual sales), professionals and other individuals. Local emphasizes personalized client relationships and provides its customers with customized financial services that address their particular needs. In addition, the Company has streamlined its credit approval process which management believes permits it to process loan requests more efficiently than many of its larger competitors.

•	Expanded Product Offering. The Company provides its customers with a full range of consumer and commercial products and services. The consumer services include checking and savings accounts, certificates of deposit, IRAs, various loans, safe deposit boxes, professional financial planning and online banking. Also offered are commercial services including online commercial banking, commercial checking, commercial lending, cash management and investment services and real estate loans. The Company continues to explore the addition of financial services that it does not currently offer in an effort to diversify and increase its fee income, strengthen its customer relationships and broaden its product lines. The Company operates Local Securities Corporation, a registered broker-dealer that offers retail investment products to its customers through the branch offices.

•	Strategic Branch Locations. The Bank currently has 52 branch offices located primarily in the major metropolitan areas of Oklahoma City, Tulsa and Lawton, which are more densely populated and have a higher number of businesses as compared to other areas in Oklahoma. The Bank is working to expand the market presence of its existing offices in these metropolitan areas while continuing to explore other markets within Oklahoma that present opportunities for growth.

•	Selective Acquisitions. Since 1998, the Company has expanded its franchise through strategic acquisitions designed to increase its deposits and branch office locations. In February 1998, the Company acquired Green Country Bank, which had three branch offices in northeastern Oklahoma. In October 1998, the Company acquired Citizens Bank, with five offices in Lawton and one in Norman, Oklahoma. These two acquisitions contributed $281.5 million in assets and $238.7 million in deposits as of the respective acquisition dates. In October 1999, Local Financial acquired Guthrie Federal Savings Bank with one office north of Oklahoma City. Through this acquisition, the Company acquired $45.0 million in assets and $36.7 million in deposits. In November 2002, the Bank acquired U.S. National Bank of Midwest City, Oklahoma with assets of $37.0 million and deposits of $33.1 million. This acquisition substantially broadened Local’s presence in the Midwest City market

Risks Relating to the Company’s Business Strategy

•	Failure to complete the merger could negatively impact Local’s stock price. If the merger with IBC is not completed for any reason, the price of Local’s common stock may decline to the extent that the current market price of its common stock reflects a market assumption that the merger will be completed.

•	The need for regulatory approvals may affect the date of completion of the merger or may diminish the benefits of the merger. IBC and Local must obtain regulatory approvals from all of the appropriate agencies in order to complete the merger. Satisfying any capital adequacy or other requirements of these regulatory agencies may affect the date of completion of the merger. In addition, it is possible that, among other things, restrictions and conditions on the combined operations of the two companies may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the merger. However, the terms of the merger agreement permit IBC or Local to terminate the merger agreement if any materially burdensome conditions are imposed on Local or IBC.

•	Local expects to incur significant costs associated with the merger. Local estimates that it has incurred or will incur direct transaction costs totaling approximately $18.0 million associated with the merger, a portion of which will be incurred whether or not the merger closes.

•	The Company’s level of credit risk is increasing due to the expansion of its commercial and consumer lending, the lack of seasoning of these loan portfolios and the concentration on middle market customers with heightened vulnerability to economic conditions. The commercial loan portfolio has expanded significantly since the formation of a new corporate lending unit in 1998. At December 31, 1997, commercial loans totaled $646.5 million or 66.4% of the loan portfolio. At December 31, 2003, this portfolio has increased to $1.8 billion or 77.7% of the loan portfolio. The level of credit risk has increased as a result of this shift in the loan portfolio mix. Commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business loans involve risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Most of the commercial business loans are made to middle market customers who may have a heightened vulnerability to economic conditions. Moreover, all of these loans have been made by the Company in the last several years and the borrowers may not have experienced a complete business or economic cycle. Consumer loans are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.

•	Changes in interest rates could adversely impact the Company’s financial condition and results of operations. The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investment securities, and the interest expense paid on its interest-bearing liabilities, such as deposits and borrowings. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some of the assets, such as adjustable-rate mortgages, have features, including payment and rate caps, which restrict changes in their interest rates.

Factors such as inflation, recession, unemployment, money supply, international disorders, instability in domestic and foreign financial markets, and other factors beyond the Company’s control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on its loans and on its mortgage-backed securities, resulting in the receipt of proceeds that the Company may have to reinvest at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability.

•	The Company’s allowance for loan losses may not be sufficient to cover actual loan losses that may be experienced. Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant credit losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the size of the allowance for loan losses, the Company relies on experience and evaluation of the economic conditions. If assumptions prove to be incorrect, the current allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

•	A significant amount of the Company’s loans are concentrated in Oklahoma, and adverse conditions in Oklahoma could negatively impact its operations. Because of the current concentration of the Company’s loan origination activities in Oklahoma, in the event of adverse economic, political or business developments or natural hazards that may affect Oklahoma and the ability of property owners and businesses in Oklahoma to make payments of principal and interest on the underlying loans, the Company could likely experience higher rates of loss and delinquency on its loans than if the loans were made more geographically diversified, which could have an adverse effect on the Company’s results of operations or financial condition.

•	The Company depends on key personnel. The growth and transition to a commercial bank have depended in large part on the efforts of the executive officers and team of experienced lending officers. Lending officers have primary contact with the customers and maintain strong community ties and personal banking relationships with the customer base, one of the key aspects of the Company’s business strategy and in increasing its market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on the Company’s operations.

•	The Company may not be able to continue to implement aspects of its growth strategy. The Company’s growth strategy contemplates the future expansion of its business and operations, possibly through the addition of new product lines and the acquisition or establishment of new offices. Implementing these aspects of the growth strategy depends in part on its ability to successfully identify acquisition opportunities that will complement the Company’s commercial banking approach and to successfully integrate their operations with the Company’s. If the Company is unable to effectively implement its growth strategy, its business may be adversely affected.

•	The Company’s loan origination business requires it to maintain access to stable funding sources. The Company intends to continue to grow internally by increasing loan originations, particularly commercial loans within Oklahoma. In order to successfully increase its loan originations, the Company will need access to sufficient funds in order to fund expected loan growth. The Company currently funds substantially all of the loans it originates through deposits, Federal Home Loan Bank advances and, to a lesser extent, internally generated funds and other borrowings. As of December 31, 2003, the Company had $235.7 million of additional borrowing capacity with the Federal Home Loan Bank (“FHLB”) of Topeka. The Bank competes for deposits primarily on the basis of rates and, as a consequence, the Bank could experience difficulties in attracting deposits to fund its operations if it does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent it is unable to maintain its currently available funding sources or access new funding sources on favorable terms, it may have to reduce or curtail its loan origination activities. Any such event would have a material adverse effect on the Company’s results of operations and financial condition.

•	Competition with other financial institutions could adversely affect the Company’s profitability. The Company faces substantial competition in originating loans and in attracting deposits. This competition in originating loans comes principally from other banks, savings institutions, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans. In attracting deposits, the Bank competes with insured depository institutions such as savings institutions, credit unions and other banks, as well as institutions offering uninsured investment alternatives including money market funds. These competitors may offer higher interest rates than the Company does, which could result in either attracting fewer deposits or in being required to increase its rates in order to attract deposits. Increased deposit competition could increase the Company’s cost of funds and adversely affect its ability to generate the funds necessary for its lending operations, thereby adversely affecting the results of operations. A number of institutions with which the Company competes have significantly greater assets, capital and other resources and many of such institutions have made investments in technology, which are difficult for the Company to match. In addition, many competitors are not subject to the same extensive federal regulation that governs the Company’s business. As a result, many competitors have advantages over the Company in conducting certain businesses and providing certain services.

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

•	Changes in statutes and regulations could adversely affect the Company. The Company is subject to extensive federal and state legislation, regulation, examination and supervision. Proposed and future legislation and regulations may have a material adverse effect on the Company’s business and operations. The Company’s success depends on its continued ability to maintain compliance with these regulations. Some of these regulations may increase costs and thus place other financial institutions in stronger, more favorable competitive positions. The Company cannot predict what restrictions may be imposed upon it with future legislation.

Lending Activities

     General. In 1999, the Bank shifted its lending activities to focus increasingly on the origination of commercial loans within the Oklahoma market. The Bank has pursued this market by adding experienced lending officers with strong community ties and banking relationships. The Bank will continue its historical patterns of originating residential and consumer loans through its own branch network and, in the case of commercial real estate loans, through a network of real estate brokers, mortgage bankers and unaffiliated financial institutions.

     The following table presents information on the Bank’s consolidated loan portfolio as of the dates indicated (dollars in thousands):

	December 31,

	2003	2002	2001	2000	1999

Commercial(1)	$1,763,306	$1,695,293	$1,593,432	$1,425,382	$1,183,368
Residential real estate(2)	370,926	276,883	237,406	280,224	362,351
Consumer(2)	124,969	132,924	162,665	165,693	161,327
Held for sale	11,762	8,576	6,263	5,922	6,801

Total loans	2,270,963	2,113,676	1,999,766	1,877,221	1,713,847
Less:
Allowance for loan losses	(30,398)	(29,532)	(27,621)	(28,345)	(28,297)

Loans receivable, net	$2,240,565	$2,084,144	$1,972,145	$1,848,876	$1,685,550

(1)	Commercial loans are composed of business loans and commercial real estate loans (which includes loans secured by multi-family residential properties).

(2)	In June 2003, the Company began including home equity first mortgages as residential real estate loans. Consequently, the Company’s loan portfolio presented above includes $64.0 million, $22.0 million and $29.7 million reclassification from consumer loans to residential real estate loans as of December 31, 2002, 2001 and 2000, respectively.

     Loan Origination and Review. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. Loan originations are obtained by a variety of sources, including direct customer solicitations, referrals from real estate brokers, mortgage bankers, unaffiliated financial institutions, existing customers, walk-in customers and advertising. In its present marketing efforts, the Bank emphasizes its customized personal service, competitive rates, and an efficient underwriting and approval process.

     The Bank’s underwriting procedures are designed to streamline the credit approval process. The Bank’s increasing emphasis on commercial and consumer loans and its desire to meet customer needs require quicker response times than those traditionally used in a commercial bank environment. The Bank relies, in the case of residential real estate and consumer loans, on a credit scoring system and, in the case of commercial loans, on a peer or senior officer approval process, depending on the size of the loan. The Bank’s credit review procedures are designed to ensure the overall integrity of its loan portfolio. Management believes its credit approval and review processes are comparable to those used by other similar institutions.

     Commercial Loans. At December 31, 2003 and 2002, the Bank’s commercial loans amounted to $1.8 billion and $1.7 billion or 77.7% and 80.2%, respectively, of the total loan portfolio. Management believes commercial lending affords the Bank the greatest opportunity for market growth. The Bank’s current commercial loan portfolio consists of fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, receivables, equipment and/or general corporate assets of the borrowers. Local’s commercial business lending activities are generally directed toward small to medium size Oklahoma companies with annual sales up to $100 million. Commercial business loans generally have annual maturities and prime-based interest rates. On a selective basis, the Bank originates and purchases commercial real estate loans secured by properties located throughout the United States. Commercial real estate loans generally have terms to maturity of between five and ten years and amortize over a period of up to 30 years.

     The Bank imposes an in-house lending limit, which is below the statutory lending limit. While the Oklahoma State Banking Department statutory limit is 30% of an institution’s unimpaired capital and surplus (or with respect to the Bank, approximately $78.4 million at December 31, 2003), management of the Bank generally restricts single loans to $15 million in size, but may have exposure to any single borrower up to the legal lending limit.

     Single-Family Residential Real Estate Loans. At December 31, 2003 and 2002, the Bank’s single-family residential mortgage loan portfolio, which includes home equity first mortgages, amounted to $370.9 million and $276.9 million or 16.3% and 13.1%, respectively, of the total loan portfolio. Most of the Bank’s single-family residential mortgage loans are secured by properties located in the state of Oklahoma. The majority of the single-family residential loan portfolio consists of conforming loans (i.e., not insured or guaranteed by a federal agency) with an average balance of below $100,000 per loan. The single-family residential loan portfolio was originated through a centralized residential loan origination center. Currently, the Company retains most of its 15-year loan originations and closes most 30-year loan originations through third party mortgage companies.

     Consumer Loans. Consumer loans totaled $136.7 million and $141.5 million or 6.0% and 6.7% of the total loan portfolio as of December 31, 2003 and 2002, respectively, and consisted of home equity second mortgage loans, deposit secured loans, automobile loans, property improvement loans, overdrafts, and personal loans. Total consumer loans as of December 31, 2003 and 2002 included $11.8 million and $8.6 million, respectively, in guaranteed student loans held for sale. Local originates consumer loans bearing both fixed and prime-based interest rates, primarily with terms of up to five years, other than second mortgage loans, which may have longer terms. Under the Bank’s home equity underwriting guidelines, loans are restricted to not more than $100,000, and the loan-to-value may not exceed 90% at origination (although this is not typical of most loans). Loans are originated directly through the branch network.

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

     Nonperforming Assets. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. See Item 7 hereof, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nonperforming Assets and Allowance for Loan Losses”.

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

     Classified Assets. The Bank adheres to internal procedures and controls to review and classify its assets. All assets are reviewed on a periodic basis. If warranted, all or a portion of any assets exhibiting the characteristics of risk associated with specific classifications are assigned those classifications. To monitor loans and to establish loss reserves, the Bank classifies its assets into the following six categories: pass, watch, special mention, substandard, doubtful, and loss. Under federal regulations, each insured institution must classify its assets on a regular basis. In connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. Watch assets have all the characteristics of acceptable credit, but warrant more than the normal level of supervision. Special mention assets is a category established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectble and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

     Allowance for Loan Losses. The Bank has established valuation allowances for estimated inherent losses in its loan portfolio by charging earnings for estimated losses on loans, including the related accrued interest, using a specific and percentage reserve method. The allowance for loan losses is established and maintained through a periodic review and evaluation of various elements, which affect the loans’ collectibility and any additional allowances required result in provisions for loan losses.

     The adequacy of the Bank’s allowance for loan loss is assessed on a loan-by-loan basis for all commercial loans and on a portfolio basis for residential and consumer loans based on delinquency status. As described above, each individual commercial loan is assigned a risk classification by the responsible loan manager. Depending upon their risk classification, these loans are placed on a review cycle either annually or quarterly. All loans with risk classifications of special mention, substandard or doubtful are reviewed quarterly and all large loans are reviewed at least annually by officers of the loan review department. These officers are independent of the loan origination and underwriting process. During this review, the appropriateness of the assigned risk classification is assessed, giving consideration to numerous factors, including a review of individual borrowers’ financial status, credit standing, available collateral and other relevant factors. On a quarterly basis, loss factors are applied to the basic risk classifications to determine the allowance for loan loss. The loss factors are established by management based on a number of quantitative and qualitative factors including levels and trends of past due and nonaccrual loans; past levels and trends on asset classifications; change in volume and mix of loans; and collateral values. Although the risk classification and loss factor process set forth above is used as a discipline in the establishment of the minimum allowance required, it is not a substitute for sound judgment. Prevailing and anticipated economic conditions, portfolio trends and other relevant factors are considered in management’s assessment of the overall adequacy of the allowance. These other relevant factors include (i) change in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices, (ii) changes in the nature and volume of the portfolio, (iii) changes in the experience, ability and depth of lending management and staff, (iv) change in the quality of the Bank’s loan review system and the degree of oversight by the institution’s Board of Directors, (v) the existence and effect of any concentration of credit and changes in the level of such concentration and (vi) the effect of external factors such as competition on the Bank’s current portfolio. For more information, see Item 7 hereof, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets and Allowance for Loan Losses”.

Investment Activities

     At December 31, 2003 and 2002, the Bank’s securities portfolio amounted to $377.4 million and $528.3 million, respectively. The Bank’s securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Bank’s Asset/Liability Committee. All transactions must be approved by the Asset/Liability Committee and reported to the Board of Directors.

     The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments such as mortgage-backed and related securities.

     The Bank invests in mortgage-backed and related securities, including collateralized mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association (“GNMA”).

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

     The Bank’s mortgage-backed and related securities include collateralized mortgage obligations, or CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code of 1986, as amended (the “Code”), as real estate mortgage investment conduits.

Sources of Funds

     General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, advances from the FHLB of Topeka and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows as well as securities sold under agreements to repurchase are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

     Deposits. At December 31, 2003 and 2002, total deposits for the Bank amounted to $1.9 billion and $1.8 billion, respectively. The Bank accepts deposits through its 52 branch offices. Deposits are solicited on a regular basis directly through the Bank’s customer base and through various advertising media within its market. The Bank offers several savings account and checking account plans to its customers. Among savings account plans, the Bank offers basic savings, short-term and long-term certificates of deposit, a variable rate IRA/Keogh and regular IRAs and Keoghs. The Bank offers checking account plans that range from a no-fee, no-interest plan to a variable-fee, bundled product plan that includes services or products such as personalized checks, ATM cards, overdraft protection, no annual fee Visa/MasterCard membership, safe deposit box discounts, cash management, lock box services and assistance with travelers checks.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     As of December 31, 2003, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $338.6 million. The following table presents the maturity of these time certificates of deposit at such date (dollars in thousands):

December 31, 2003

3 months or less	$88,811
Over 3 months through 6 months	32,259
Over 6 months through 12 months	47,804
Over 12 months	169,682

$338,556

     During 2000, the Bank implemented commercial deposit cash management services to accommodate the needs of large commercial borrowers. As part of this program, commercial customers are offered a cash sweep account service, which consists of the sale of unpledged securities at a guaranteed rate with the Bank’s agreement to repurchase those securities the next day. These cash sweep accounts totaled $66.4 million and $59.7 million at December 31, 2003 and 2002, respectively, and are shown on the consolidated statements of financial condition as “Securities sold under agreements to repurchase”.

     Borrowings. The Bank is a member of the Federal Home Loan Bank System and is authorized to apply for secured advances from the FHLB of Topeka. The Bank uses advances from the FHLB System to meet short-term liquidity needs and investment activities. As of December 31, 2003 and 2002, advances from FHLB totaled $637.2 million and $684.2 million, respectively.

     In September 1997, the Company issued $80.0 million of Senior Notes, which bear interest at the rate of 11.0%, payable semi-annually. Issuance costs were deferred and capitalized and the unamortized balance of $116,000 is reflected in other assets at December 31, 2003 in the consolidated statements of financial condition. As of December 31, 2003, the Company had purchased and retired $58.7 million of the Senior Notes, leaving $21.3 million outstanding. The Company funds the semiannual interest payments through dividends paid to the Company from the Bank. For additional information, see “Business-Sources of Funds—Borrowings” in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Pursuant to the Indenture, dated September 8, 1997, between the Company and The Bank of New York, relating to the Senior Notes, upon a change of control the Company is obligated to make an offer to purchase all of the then outstanding Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Company is required to purchase all Senior Notes properly tendered in such offer. Notice of the offer to purchase the outstanding Senior Notes must be mailed not later than the 30th day after the change of control to the holders of the Senior Notes. The

Senior Notes are due to mature in September 2004. The merger between IBC and the Company would constitute a change of control for purposes of the Indenture. Under the terms of the Indenture, if the merger transaction between IBC and the Company closes prior to the maturity of the Senior Notes, the Company may be required to purchase the Notes prior to their maturity date. See “Business—Merger Agreement” in Item 1 hereof.

     Capital Issuances. During the fourth quarter of 2001, Local Financial Capital Trust I (the “Trust”) (a Delaware business trust and wholly-owned finance subsidiary of Local Financial) issued cumulative trust preferred securities in a public offering for gross proceeds of $40.3 million. The securities bear interest at a rate of 9.00% and mature in 2031. The proceeds from the sale of the trust preferred securities and the issuance of $1.2 million in common securities to Local Financial were used by the Trust to purchase approximately $41.5 million of 9% junior subordinated debentures of Local Financial which have the same payment terms as the trust preferred securities. Local Financial pays interest on the debentures to the Trust, which in turn pays dividends on the trust preferred securities and the common securities.

     In July and October 2002, the Company formed Local Financial Capital Trusts II and III (the “Trusts”) to facilitate each trust issuing adjustable rate cumulative trust preferred securities in private placements for aggregate proceeds of approximately $20.0 million. These securities bear interest rates of 3.625% and 3.45% over six and three month LIBOR, respectively, and both mature in 2032. The proceeds from the sale of the trust preferred securities and the issuance of $310,000 each in common securities to Local Financial were used by the Trusts to purchase approximately $20.6 million of adjustable rate junior subordinated debentures of Local Financial, which bear interest and have the same payment terms as the trust preferred securities. As above, Local Financial pays interest on the debentures to the Trusts, which in turn pays dividends on the trust preferred securities and the common securities.

     All outstanding trust preferred issues are included in the Company’s consolidated statement of financial condition under the caption “Mandatorily Redeemable Trust Preferred Securities” for years ended December 31, 2002 and prior. Total unamortized deferred issuance costs of approximately $2.3 million were capitalized and are included in other assets as of December 31, 2002. The Company adopted FASB Interpretation No. 46 on December 31, 2003 and, as a result, the three trusts are not consolidated in the Company’s financial statements as of that date. See Notes 1(r) and 10 to the Notes to Consolidated Financial Statements included in Item 8 herein. All interest on the debentures is tax deductible.

     Segments. The Company operates as one segment. It uses primarily the consolidated financial statements presented herein for purposes of assessing performance and making operating decisions about the Company. Neither Trust I, II or III qualifies as an operating segment under SFAS No. 131 and have no independent operations and no functions other than the issuance of securities and the related purchase of the debentures from the Company and to distribute payments thereon to the holders of its securities. Local has one active operating subsidiary, Local Securities Corporation (“Local Securities”), a registered broker-dealer under the Exchange Act, which provides retail investment products to customers of Local. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

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

     General. As a bank holding company, Local Financial is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the FRB. Under the Bank Holding Company Act, bank holding companies generally may not acquire ownership or control of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and those other activities as are determined by the FRB to be closely related to banking. Under legislation adopted in 1999, certain bank holding companies can elect to become financial holding companies and engage in broader financial activities. See “The Gramm-Leach-Bliley Act” below.

     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by Local Financial and its non-bank subsidiaries from Local, and also limit various other transactions between Local Financial and its non-bank subsidiaries, on the one hand, and Local, on the other. The FRB has also recently issued Regulation W which codifies prior regulations under Sections 23A and 23B and provides interpretive guidance with respect to affiliate transactions. See “Regulation W” below.

     Local, as a bank, is subject to extensive supervision, examination and regulation by federal and state bank regulatory authorities. Local Financial and its subsidiaries are also affected by the fiscal and monetary policies of the federal government and the FRB, and by various other governmental requirements and regulations.

     Liability for Local. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

     Capital Requirements. Local Financial is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the Oklahoma State Banking Department and the FDIC on Local. For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A depository institution or holding company’s capital, in turn, is divided into three tiers:

•	core, or “Tier 1”, capital, which consists primarily of stockholders’ equity less certain identifiable intangible assets and certain other assets;

•	supplementary, or “Tier 2”, capital, which includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital; and

•	market risk, or “Tier 3”, capital, which includes qualifying unsecured subordinated debt.

     Like other bank holding companies, Local Financial currently is required to maintain Tier 1 and “Total Capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2003, Local Financial met both requirements, with Tier 1 and Total Capital equal to 9.89% and 11.23%, respectively, of its total risk-weighted assets.

     The FRB also requires bank holding companies to maintain a minimum “Leverage Ratio”, defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1% to 2%, if the bank holding company does not meet these requirements. At December 31, 2003, Local Financial’s leverage ratio was 7.45%, which exceeded the minimum leverage ratio to which it was subject.

     The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio”, which would deduct all intangibles and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to similar risk-based and leverage capital requirements adopted by the Oklahoma State Banking Department. Local was in compliance with the applicable minimum capital requirements as of December 31, 2003.

     Failure to meet capital requirements could subject Local to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described immediately below.

     FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — and requires Federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well-capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of a bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

     As of December 31, 2003, Local was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

     Dividend Restrictions. State statutory provisions limit the amount of dividends that Local can pay to Local Financial without regulatory approval. Dividend payments by state banks are limited to the lesser of:

•	the level of undivided profits; and

•	absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

     At the beginning of the calendar year 2004, approximately $36.2 million of the total stockholders’ equity of Local was available for payment of dividends to Local Financial without regulatory approval.

     In addition, state bank regulatory authorities have authority to prohibit Local from engaging in an unsafe or unsound practice in conducting business. The payment of dividends, depending upon Local’s financial condition at the time of the proposed dividend payment, could be deemed to constitute an unsafe or unsound practice. Local’s ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

     Deposit Insurance Assessments. The deposits of Local are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”), which is administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank’s capitalization and (2) supervisory evaluations provided to the FDIC by the institution’s primary Federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which it is classified by the FDIC. The annual insurance premiums on bank deposits insured by the BIF currently vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

     Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Interstate Act”), subject to certain concentration limits and other requirements:

•	bank holding companies, such as Local Financial, are permitted to acquire banks and bank holding companies located in any state;

•	any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

•	banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation “opting in” to those provisions of the Interstate Act. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of the Interstate Act.

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Local Financial, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

     In addition, a company is required to obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

     The Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”) was signed into law, which allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the GLBA, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. Local Financial has not elected to be a financial holding company.

     National banks are also authorized by the GLBA to engage, through “financial subsidiaries”, in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLBA provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The GLBA also contains a number of other provisions that affect Local Financial’s operations and the operations of all financial institutions. One of the provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations require more disclosure to consumers, and in some circumstances will require consent by the consumer before information is allowed to be provided to a third party.

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Sarbanes-Oxley Act of 2002. In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”), implementing legislative reforms intended to address corporate and accounting improprieties. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.

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

     The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive office and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan back out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

     Regulation W. Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The FRB has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the Bank’s holding company and companies that are under common control with the Bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

     Under the present exemption from compliance with the quantitative limits and collateral requirements of Regulation W and Section 23A, a bank can purchase loans, or other extensions of credit, from an affiliate without being subject to the 10% and 20% limitation for “covered transactions” as long as:

•	the extension of credit is originated by the affiliate;

•	the bank makes an independent evaluation of the creditworthiness of the borrower before the affiliate makes or commits to make the extension of credit;

•	the bank commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit;

•	the bank does not make a blanket advance commitment to purchase extensions of credit from the affiliate; and

•	the dollar amount of the extension of credit, when aggregated with the dollar amount of all other extensions of credit purchased from the affiliate during the preceding 12 calendar months by the bank and its FDIC-insured depository institution affiliates, does not represent more than 50% of the dollar amount of extensions of credit originated by the affiliate during the preceding 12 calendar months.

     Future Legislation. Changes in U.S. or state laws and regulations relating to banks and other financial institutions can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. Local Financial cannot accurately predict whether legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon Local Financial’s financial condition or results of operations.

     Broker-Dealer Regulation. Local Securities is a registered broker-dealer with the SEC. As a registered broker-dealer, Local Securities is subject to various regulations and reporting requirements imposed by the SEC, as well as by certain state authorities.

Personnel

     As of December 31, 2003, the Company (on a consolidated basis) had 793 full-time employees and 105 part-time employees. The employees are not represented by a collective bargaining agreement and the Company believes that it has good relations with its employees.

ITEM 2. PROPERTIES

Offices and Other Material Properties

     The following table provides information on the Company’s consolidated branch network as of December 31, 2003:

Oklahoma City Metro:

Bethany Office
7723 N.W. 23rd Street
Bethany, OK 73008
Owned

Corporate Headquarters
3601 N.W. 63rd Street
Oklahoma City, OK 73116
Owned

Crown Heights Office
4716 North Western Avenue
Oklahoma City, OK 73118
Owned

Edmond Office
301 South Bryant, Suite A-100
Edmond, OK 73034
Leased

Edmond Santa Fe Office
421 South Santa Fe
Edmond, OK 73003
Owned

May Avenue Office
5701 North May Avenue
Oklahoma City, OK 73112
Owned

Midwest City-Air Depot Office
414 North Air Depot
Midwest City, OK 73110
Owned

Midwest City-Douglas Office
2200 South Douglas Blvd.
Midwest City, OK 73130
Owned

Moore Office
513 N.E. 12th Street
Moore, OK 73160
Owned

Norman Office
2403 West Main
Norman, OK 73069
Leased

Park Avenue Office
100 Park Avenue
Oklahoma City, OK 73102
Leased

Penn South Office
8700 South Pennsylvania
Oklahoma City, OK 73159
Owned

Portland Office
1924 North Portland Avenue
Oklahoma City, OK 73107
Owned

Quail Creek Office
12241 North May Avenue
Oklahoma City, OK 73120
Owned

Springbrook Office
6233 N.W. Expressway
Oklahoma City, OK 73132
Owned

Yukon Office
1203 Cornwell
Yukon, OK 73099
Leased

Tulsa:

Downtown Office
111 West 5th Street
Tulsa, OK 74103
Leased

Harvard Office
3332 East 51st Street
Tulsa, OK 74135
Leased

Hudson Office
5801 East 41st Street
Tulsa, OK 74135
Leased

Lewis Office
2250 East 73rd Street
Tulsa, OK 74136
Owned

Memorial Office(1)
8202 East 71st Street
Tulsa, OK 74133
Leased

Yale Office(1)
1951 South Yale
Tulsa, OK 74112
Leased

Other Locations:
Ardmore Office
313 West Broadway
Ardmore, OK 73401
Owned

Broken Arrow Office
3359 South Elm Place
Broken Arrow, OK 74012
Leased

Chandler Office
1804 East First Street
Chandler, OK 74834
Owned

Chickasha Office
628 Grand Avenue
Chickasha, OK 73018
Owned

Claremore Office
1050 N. Lynn Riggs Blvd.
Claremore, OK 74017
Owned

Clinton Office
1002 West Frisco
Clinton, OK 73601
Owned

Commerce Office
101 N. Mickey Mantle Blvd.
Commerce, OK 74339
Owned

Duncan Downtown Office
1006 Main Street
Duncan, OK 73533
Owned

Duncan North Office
2210 North Hwy 81
Duncan, OK 73533
Owned

Elk City Office
200 East Broadway
Elk City, OK 73644
Owned

Grove Office
100 East Third
Grove, OK 74344
Owned

Guthrie Office
120 North Division
Guthrie, OK 73044
Owned

Lawton Downtown Office
1 S.W. 11th Street
Lawton, OK 73501
Leased

Lawton Mall Office
#10 Central Mall
Lawton, OK 73501
Leased

Lawton Financial Center
6425 N.W. Cache Road
Lawton, OK 73505
Owned

Lawton Lee Blvd. Office
1420 S.W. Lee Blvd.
Lawton, OK 73501
Owned

Lawton Cache Road Office
2601 N.W. Cache Road
Lawton, OK 73505
Leased

Lindsay Office
420 South Main
Lindsay, OK 73052
Owned

Miami Office
123 East Central
Miami, OK 74354
Owned

Monkey Island Office
56371 E. Hwy 125, Suite 1
Afton, OK 74331
Leased

Muskogee Office
2401 East Chandler
Muskogee, OK 74403
Leased

Owasso Office
201 East 2nd Avenue
Owasso, OK 74055
Owned

Pauls Valley Office
700 West Grant
Pauls Valley, OK 73075
Owned

Purcell Office
430 West Lincoln
Purcell, OK 73080
Owned

Sand Springs Office 800 East Charles Page Blvd. Sand Springs, OK 74063 Leased Sulphur Office 2009 West Broadway Sulphur, OK 73086 Owned	Sapulpa Office 911 East Taft Sapulpa, OK 74066 Owned Weatherford Office 109 East Franklin Weatherford, OK 73096 Owned	Shawnee Office 2512 North Harrison Shawnee, OK 74804 Owned	Springs Village Office 3973 South Highway 97 Sand Springs, OK 74063 Leased

     (1)  The Bank owns the building and leases the land for this facility.

ITEM 3. LEGAL PROCEEDINGS

     On December 30, 2002, the Company entered into a Settlement and Termination Agreement with the FDIC to settle litigation relating to an assistance agreement entered into by the Company with the FDIC in connection with an acquisition of a federal savings bank in 1988. The liability owed to the FDIC under the litigation was settled for approximately $24.7 million net of the set off of certain uncollected assistance, and the 1988 assistance agreement with the FDIC was completely terminated. All liability of the Company to the FDIC has now been fully and completely resolved without any adverse financial effect on the Company.

     Pursuant to the terms of the Settlement and Termination Agreement with the FDIC, the Company reserved its claim regarding the elimination of certain tax benefits which would otherwise have been available to the Company had it not been for the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”). A Resolution and Modification Agreement was entered into between the prior owners and the Company under which the prior owners agreed to pay all attorney fees and all third-party costs and expenses as they are incurred by the Company in prosecution of the claim to a conclusion. Under the terms of this agreement the prior owners are entitled to be paid substantially all of any award or settlement payment received by the Company pursuant to such claim net of taxes, if any. The Company does not anticipate incurring any liability, loss, damage or material expense with regard to its continuing prosecution of the OBRA claim.

     In the ordinary course of business, the Company is subject to other legal actions and complaints. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company’s consolidated financial position or future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this annual report to a vote of the Company’s security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of each executive officer, his principal position with the Company, and the year he became an officer.

		Officer
Name	Age	Since	Position

Edward A. Townsend	61	1997	Chief Executive Officer
Jan A. Norton	57	1997	President
Robert L. Vanden	56	1990	Executive Vice President of the Bank
Richard L. Park	72	1997	Executive Vice President and Chief Financial Officer

		Officer
Name	Age	Since	Position

Christopher C. Turner	45	1983	Executive Vice President of the Bank
James N. Young	55	1998	Executive Vice President, President Tulsa Region of the Bank
Harold A. Bowers	60	1998	Executive Vice President, Chief Credit Officer of the Bank
William C. Lee	64	1998	Executive Vice President Operations Division of the Bank
Kenneth K. McIlhaney	60	2000	Executive Vice President of the Bank
K. Randy Roper	44	1998	Executive Vice President, President Oklahoma City Region of the Bank

     Biographical information regarding Messrs. Edward A. Townsend and Jan A. Norton are incorporated herein by reference to the Proxy Statement/Prospectus. Biographical information regarding Messrs. Robert L. Vanden, Richard L. Park, Christopher C. Turner, James N. Young, Harold A. Bowers, William C. Lee, Kenneth K. McIlhaney and K. Randy Roper are set forth below.

     The executive officers serve until their successors are elected and qualified. No executive officer is related to any director or other executive officer of the Company by blood, marriage or adoption. There are no arrangements or understandings between any director of the Company and any other person pursuant to which such person was elected an executive officer.

     Robert L. Vanden. Mr. Vanden was elected as a director and began serving as Executive Vice President of the Bank in 1997. From January 1997 until September 1997, Mr. Vanden served as President and Chief Executive Officer of the Bank. From February 1990 through December 1996, Mr. Vanden served as Executive Vice President of Local Federal Bank, FSB, (the predecessor of Local) in charge of wholesale commercial lending. Prior to joining the Bank in February 1990, Mr. Vanden served as Executive Vice President of the Richard Gill Company and Gill Savings. In June 2000, Mr. Vanden assumed the duties of a member of the Board of Directors for Central Oklahoma Habitat for Humanity, a non-profit organization. Mr. Vanden still holds this position today.

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

     Christopher C. Turner. Mr. Turner has served as Executive Vice President of the Bank and architect of Local’s retail sales culture, in charge of residential and consumer lending, branch administration, marketing and investment services since October 1996. Prior to that time, Mr. Turner held various positions in the Bank including Internal Audit Director, Marketing Director and Director of Branch Administration. Mr. Turner joined the Company in November 1980.

     James N. Young. Mr. Young has served as President of the Tulsa region since February 1998. From 1994 to January 1998, Mr. Young served as Senior Commercial Lending Manager for BankIV and its successors, Boatmen’s Bank and NationsBank in Oklahoma City. Mr. Young’s last position with NationsBank (now Bank of America) was President, Oklahoma City, and Senior Commercial Lending Manager for the state of Oklahoma. From 1973 to 1994, Mr. Young served in various commercial lending capacities with Bank of Oklahoma in both Tulsa and Oklahoma City, his last assignment being President, Oklahoma City.

     Harold A. Bowers. Mr. Bowers began serving the Bank as Executive Vice President and Chief Credit Officer in 1998. From 1981 to 1998, Mr. Bowers served with NationsBank and its predecessor banks with both senior credit and commercial lending management responsibilities. In 1980 and 1981, Mr. Bowers managed the Credit Department for Bank of Oklahoma, Tulsa, Oklahoma. Mr. Bowers started his banking career with Liberty National Bank in Oklahoma City, Oklahoma after serving four years as an officer in the United States Air Force. From 1970 to 1980 Mr. Bowers served in various credit capacities ultimately serving six years as Manager of Loan Administration.

     William C. Lee. Mr. Lee joined the Bank in May 1998. Mr. Lee serves as Executive Vice President and is the Bank’s principal Operations Officer. Prior to joining the Bank, Mr. Lee was Executive Vice President and Chief Financial Officer of the Annuity Board of the Southern Baptist Convention, a pension and insurance management company, joining that institution in July 1991. Mr. Lee is a Certified Public Accountant.

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

     K. Randy Roper. Mr. Roper began serving the Bank in December 1998 as President of the Oklahoma City Region. From 1982 to 1998, Mr. Roper served in various capacities for First National Bank of Oklahoma City and its successors, First Interstate Bank of Oklahoma, N.A., Boatmen’s First National Bank of Oklahoma and NationsBank specializing in energy and commercial finance. Mr. Roper completed his tenure at NationsBank (now Bank of America) as President, Oklahoma City.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of high and low closing prices for the period indicated:

	Years Ended December 31,

	2003		2002

	High	Low	High	Low

First quarter	$15.85	$14.35	$16.01	$13.36
Second quarter	15.53	14.46	17.50	14.20
Third quarter	18.53	14.58	17.40	13.12
Fourth quarter	22.11	18.60	15.02	13.24

     The Company’s Common Stock began trading on April 22, 1998 and, as of July 15, 1999, began trading on the Nasdaq National Market System under the symbol “LFIN”. On December 31, 2003, there were approximately 28 holders of record of the Company’s Common Stock, which does not include the persons or entities holding stock in nominee or street name through various brokers and banks.

     The Company has not paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company’s principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by state banks. At the beginning of the calendar year 2004, approximately $36.2 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See “Item 1. Business - Regulation and Supervision.” In connection with the issuance of the Company’s Senior Notes, the Company entered into an Indenture, dated September 8, 1997, the terms of which could limit the Company’s ability to pay dividends on its Common Stock under certain circumstances.

     In accordance with the terms of the merger agreement between the Company and IBC, the Company may not pay dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)

     The selected consolidated financial data of the Company set forth below should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements of the Company, including the related Notes, included in Item 8 of this Annual Report.

	December 31,
	2003	2002	2001	2000	1999
Statement of Financial Condition and Other Data:
Total assets	$2,881,543	$2,839,858	$2,820,051	$2,377,011	$2,381,607
Cash and due from banks	58,746	51,166	50,791	39,571	48,122
Loans receivable, net	2,240,565	2,084,144	1,972,145	1,848,876	1,685,550
Securities available for sale	99,853	163,473	193,736	354,048	529,230
Securities held to maturity	277,571	364,832	430,956	—	—
Nonperforming assets(1)	10,661	12,960	9,627	10,903	7,536
Deposits	1,898,950	1,829,439	1,809,362	1,931,793	1,848,340
Securities sold under agreements to repurchase	66,367	59,696	38,694	38,214	—
Senior Notes	21,295	21,295	21,545	41,160	75,250
FHLB advances	637,219	684,193	728,205	190,028	302,035
Mandatorily redeemable trust preferred securities	—	60,250	40,250	—	—
Junior subordinated debentures	62,115	—	—	—	—
Stockholders’ equity	175,441	167,880	163,536	156,271	128,294
Number of full service customer facilities	52	52	51	51	51
Approximate number of full-time equivalent employees	846	835	818	810	777

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Operations Data:
Interest income	$150,804	$175,493	$193,138	$190,202	$168,298
Interest expense	66,307	82,862	104,644	111,852	94,787

Net interest income	84,497	92,631	88,494	78,350	73,511
Provision for loan losses	(6,600)	(6,600)	(5,400)	(2,700)	(2,000)

Net interest income after provision for loan losses	77,897	86,031	83,094	75,650	71,511
Noninterest income	33,774	28,489	23,723	20,773	20,840
Noninterest expense	72,547	70,531	66,851	58,776	57,871

Income before provision for income taxes	39,124	43,989	39,966	37,647	34,480
Provision for income taxes	11,029	14,974	13,489	13,833	12,488

Net income	$28,095	$29,015	$26,477	$23,814	$21,992

Earnings per share:
Net income:
Basic (2)	$1.65	$1.53	$1.30	$1.16	$1.07

Diluted (2)	$1.58	$1.48	$1.26	$1.16	$1.07

	At or For the Years Ended December 31,
	2003		2002		2001		2000		1999
Performance Ratios(3):
Return on assets	0.99%		1.04%		1.01%		1.00%		0.99%
Return on common equity	16.60		17.05		15.65		17.18		17.65
Dividend payout ratio(4)	—		—		—		—		—
Net interest spread(5)	2.92		3.18		3.11		2.95		3.02
Net interest margin(6)	3.14		3.48		3.53		3.44		3.46
Noninterest expense to average assets(7)	2.55		2.52		2.54		2.48		2.61
Efficiency ratio(8)	61.61		58.62		58.70		58.33		60.35
Capital Ratios of the Company:
Leverage capital	7.45		7.01		6.63		5.61		4.71
Core capital	9.89		9.64		9.24		7.74		6.81
Total capital	11.23		11.45		10.49		9.00		8.07
Capital Ratios of the Bank:
Leverage capital	8.17		8.07		7.28		7.30		7.93
Core capital	10.83		11.11		10.16		10.08		11.48
Total capital	12.09		12.37		11.41		11.34		12.74
Asset Quality Ratios:
Nonperforming assets to total assets at end of period(1)	0.37		0.46		0.34		0.46		0.32
Nonperforming loans to total loans at end of period(1)	0.43		0.53		0.39		0.53		0.40
Allowance for loan losses to total loans at end of period	1.34		1.40		1.38		1.51		1.65
Allowance for loan losses to nonperforming loans at end of period(1)	3.11	x	2.62	x	3.58	x	2.83	x	4.15	x

(1)	Nonperforming loans consist of nonaccrual loans and loans delinquent 90 days or more but still accruing interest, and nonperforming assets consist of nonperforming loans, real estate acquired through foreclosure or deed-in-lieu thereof and repossessions, net of writedowns and reserves.

(2)	Net income per share and dividends per share are based upon the weighted average number of shares outstanding during the period. For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, the weighted average number of shares for basic net income per share are 17,052,297, 18,912,354, 20,368,028, 20,537,209 and 20,537,209, respectively. Basic and diluted shares are the same for each year except 2003, 2002 and 2001 wherein diluted shares are 17,758,565, 19,616,663 and 20,966,531, respectively. See also Note 1(p) of the Notes to Consolidated Financial Statements in Item 8 hereof.

(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods presented.

(4)	The dividend payout ratio represents dividends declared per share divided by net income per share. The Company does not presently pay dividends.

(5)	Net interest spread represents the difference between the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

(7)	Noninterest expense excludes the amortization of intangibles.

(8)	Represents noninterest expense (exclusive of amortization of intangibles) divided by the aggregate of net interest income before provision for loan losses and noninterest income (exclusive of gains and losses on sales of assets).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, included in Item 8 hereof.

General

     The Company is a bank holding company headquartered in Oklahoma City, Oklahoma. Local Oklahoma Bank, the Company’s banking subsidiary, has commercial banking operations throughout the state of Oklahoma including the major metropolitan areas of Oklahoma City, Tulsa, and Lawton. The Bank’s business strategy is to provide its customers with the range of banking products and services of a regional bank while retaining the appeal and level of individualized service of a community bank. Management believes that as a result of the Company’s strong commitment to highly personalized relationship-oriented customer service, its varied products, its strategic branch locations and the long-standing community presence of its managers, lending officers and branch personnel, it is well positioned to attract new customers and to increase its market share of loans and deposits. For further discussion of the Company’s business strategy, see “Business—Business Strategy” in Item 1 hereof.

     On January 22, 2004, IBC and Local Financial announced they had signed a definitive merger agreement pursuant to which IBC will acquire Local Financial. The merger transaction is expected to close in the summer of 2004 and is subject to various closing conditions, including receipt of all requisite regulatory approvals and the approval of the Local Financial stockholders. The Boards of Directors of both IBC and Local Financial have approved the transaction. For more information on the merger agreement, see “Business–Merger agreement” in Item 1 hereof and Note 1(u) of the Notes to Consolidated Financial Statements in Item 8 hereof.

     In October 2002, the Board of Directors of the Company approved its most recent stock repurchase program under which the Company would be authorized to repurchase in the open market from time to time, approximately 2.0 million shares of the Company’s stock. In May 2003, the Board of Directors authorized the Company to purchase an additional 500,000 shares. Through December 31, 2003, 2.5 million shares have been repurchased under that program. The shares repurchased by the Company under the stock repurchase program are held as treasury shares.

Changes in Financial Condition from December 31, 2002 to December 31, 2003

     Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash, cash due from banks and interest-bearing deposits with other banks) amounted to $83.1 million and $58.4 million at December 31, 2003 and 2002, respectively, reflecting a 42.5% increase. Current economic conditions and low interest rates have encouraged prepayments on the Company’s loans and mortgage-backed securities, resulting in an increase in excess cash and cash equivalents. The Company typically invests those funds in overnight money funds. The Company manages its cash and cash equivalents based upon the Company’s operating, investing and financing activities. See “—Liquidity and Capital Resources”.

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

Unrealized gains or losses on available for sale securities, less applicable deferred taxes, are recorded as accumulated other comprehensive income in stockholders’ equity.

     During 2003, Local Financial’s securities portfolio decreased by $150.9 million or 28.6%. This decrease reflected amortization and prepayments of $423.7 million, offset partially by $304.9 million in purchases as those funds were reinvested. The Company had a net unrealized gain, net of tax, of $369,000 in its available for sale securities portfolio at December 31, 2003 compared to a net unrealized gain, net of tax, of $1.4 million at December 31, 2002.

     The following table sets forth information regarding the carrying and market value of the Company’s securities at the dates indicated (dollars in thousands):

	December 31,
	2003		2002		2001
	Carrying	Market	Carrying	Market	Carrying	Market
	Value	Value	Value	Value	Value	Value
Available for sale:
Collateralized mortgage obligations	$99,853	$99,853	$163,473	$163,473	$193,736	$193,736
Mortgage pass-through securities	—	—	—	—	—	—
U.S. Government and agency securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—

	$99,853	$99,853	$163,473	$163,473	$193,736	$193,736
Held to maturity:
Collateralized mortgage obligations	$217,137	$212,831	$288,585	$294,712	$355,637	$355,769
Mortgage pass-through securities	26,177	27,899	51,101	54,196	75,140	77,030
U.S. Government and agency securities	34,197	34,380	25,046	25,680	—	—
Municipal securities	60	60	100	100	179	179

	277,571	275,170	364,832	374,688	430,956	432,978

	$377,424	$375,023	$528,305	$538,161	$624,692	$626,714

     Loans Receivable. The Company’s loan portfolio, net of allowance, increased $156.4 million or 7.5% during the year ended December 31, 2003 primarily as a result of increased residential and commercial loan volume. Residential mortgage loans, which include home equity first mortgages, rose by $94.0 million or 34.0% during the year as continuing low interest rates generated increased levels of mortgage loan activity. Commercial loans grew, primarily in the commercial real estate portfolio, by $68.0 million or 4.0% during the year. Management intends to continue its growth in lending with the primary focus being on commercial and consumer lending activities that enable the Bank to provide other banking services to the customers. For additional information, see “Business—Lending Activities” in Item 1 hereof and Note 4 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company’s total loan portfolio at December 31, 2003, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less (dollars in thousands):

	Principal Repayments Contractually Due
		After One
	In One Year	Year Through	After Five
	or Less	Five Years	Years
Residential real estate	$61,448	$115,347	$194,131
Commercial	485,593	835,009	442,704
Consumer	51,433	61,242	24,056

Total(1)	$598,474	$1,011,598	$660,891

(1)	Of the $1.7 billion of loan principal repayments contractually due after December 31, 2004, $1.0 billion have fixed rates of interest and $664.3 million have adjustable rates of interest. All are presented net of undistributed loan proceeds.

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

     Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets (consisting of non-accruing loans, accruing loans greater than 90 days delinquent and foreclosed assets) at December 31, 2003 decreased slightly to $10.7 million or .37% of total assets from $13.0 million or .46% of total assets at December 31, 2002. Although the Company is currently experiencing lower nonperforming asset rates than most of its peers, it anticipates these rates to increase as the slower national economy may have an impact on the Bank’s middle-market commercial borrowers who typically have less ability to withstand economic downturns.

     The following table presents information on the Company’s nonperforming assets at the dates indicated (dollars in thousands):

	December 31,
	2003	2002	2001	2000	1999
Non-accruing loans	$9,460	$10,803	$7,687	$9,297	$5,730
Accruing loans greater than 90 days delinquent	308	464	30	725	1,083
Foreclosed assets	893	1,693	1,910	881	723

Total nonperforming assets	$10,661	$12,960	$9,627	$10,903	$7,536

Total nonperforming assets as a percentage of total assets	0.37%	0.46%	0.34%	0.46%	0.32%

     As of December 31, 2003, the Company’s allowance for loan loss totaled $30.4 million or 1.3% of total loans as compared to $29.5 million or 1.4% of total loans at December 31, 2002. During the years ended December 31, 2003 and 2002, the Company’s net charge-offs remained stable at $5.73 million and $5.69 million, respectively.

     The Company’s process for determining the adequacy of the allowance is based on a comprehensive analysis of the institution’s loan portfolio that considers all significant factors that affect the collectibility. The allowance is maintained at a level that is adequate to absorb all estimated inherent losses in the portfolio as of this date. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula, which incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. Management realizes that an institution’s past loss history should be considered in evaluating the inherent loss potential of the loan portfolio. In addition to historical loss experience, the Company also considers other factors likely to cause estimated credit losses to differ from historical loss experience. Homogeneous loan categories consist of one-to-four family residential mortgages and consumer loans. Homogeneous loans are analyzed on a group or pool basis for evaluation of credit quality and impairment under SFAS No. 5. Nonhomogeneous loan categories consist of commercial loans. These assets are reviewed individually for the purpose of evaluating credit quality and impairment under SFAS No. 114. See “Business—Asset Quality—Allowance for Loan Losses” in Item 1 hereof and Note 1(e) of the Notes to Consolidated Financial Statements in Item 8 hereof.

     The following table provides information on the Company’s allowance for loan losses as of the dates indicated (dollars in thousands):

	Years Ended December 31,
	2003		2002		2001		2000		1999
Balance at beginning of period	$29,532		$27,621		$28,345		$28,297		$27,901
Loans charged off:
Residential real estate	(338)		(635)		(805)		(164)		(314)
Commercial	(5,117)		(4,121)		(3,606)		(1,725)		(2,397)
Consumer	(833)		(1,428)		(2,178)		(1,818)		(1,142)
Recoveries	554		492		465		1,055		1,909

Net loans charged off	(5,734)		(5,692)		(6,124)		(2,652)		(1,944)
Allowances acquired	—		1,003		—		—		340
Provision for loan losses	6,600		6,600		5,400		2,700		2,000

Balance at end of period	$30,398		$29,532		$27,621		$28,345		$28,297

Allowance for loan losses to total nonperforming loans at end of period	3.11	x	2.62	x	3.58	x	2.83	x	4.15	x

Allowance for loan losses to total loans at end of period	1.34%		1.40%		1.38%		1.51%		1.65%

     The Bank utilizes a consistent systematic process for allocation of reserve dollars within its total loan portfolio. The reserve rates vary based on the perceived risks inherent within the various loan types. Reserve rates are established based on historical portfolio performance as well as specific credit performance.

     The following table sets forth information concerning the allocation of the Company’s allowance for loan losses by loan category at the dates indicated (dollars in thousands):

	December 31,
	2003		2002		2001		2000		1999
		Percent to		Percent to		Percent to		Percent to		Percent to
		Total		Total		Total		Total		Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance
Residential real estate	$1,478	4.86%	$2,414	8.17%	$2,313	8.37%	$2,777	9.80%	$3,332	11.78%
Commercial	27,359	90.00	24,508	82.99	22,021	79.73	21,125	74.53	18,963	67.01
Consumer	1,561	5.14	2,610	8.84	3,287	11.90	4,443	15.67	6,002	21.21

Total	$30,398	100.00%	$29,532	100.00%	$27,621	100.00%	$28,345	100.00%	$28,297	100.00%

     Deposits. At December 31, 2003, total deposits were $1.9 billion compared to $1.8 billion at December 31, 2002, an increase of $69.5 million or 3.8%. Maturing time deposits were replaced by demand and savings deposits, as the Company continued targeting this category to increase its transaction accounts. Demand and savings deposits increased during the year by $113.4 million or 13.5%.

     The Company’s deposit base continues to be comprised substantially of core deposits, which consist of total deposits, excluding brokered deposits, plus commercial customer sweep accounts (repurchase agreements). Core deposits for the Company were $1.837 billion or 93.5% of total deposits and sweep accounts at December 31, 2003 compared to $1.877 billion or 99.4% at December 31, 2002. At December 31, 2003, deposits included $128.5 million in brokered CDs, which the Company believes will be less susceptible to early withdrawal in a rising rate environment.

     The following table presents certain information regarding the Company’s commercial customer sweep accounts for the dates indicated (dollars in thousands):

	At or For the Years
	Ended December 31,
	2003	2002	2001
Securities sold under agreements to repurchase:
Average balance outstanding	$45,268	$43,425	$42,987
Maximum amount outstanding at any month-end during the year	76,366	64,701	53,622
Balance outstanding at end of year	66,367	59,696	38,694
Average interest rate during the year	0.79%	1.22%	3.39%
Average interest rate at end of year	0.72%	0.94%	1.29%

     The following table presents the average balance of each deposit type and the average rate paid on each deposit type of the Company for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2003			2002			2001
			Average			Average			Average
	Average		Rate	Average		Rate	Average		Rate
	Balance	Interest	Paid	Balance	Interest	Paid	Balance	Interest	Paid
Noninterest-bearing deposits	$188,454	$—	—%	$170,390	$—	—%	$155,598	$—	—%
Passbook accounts	93,010	1,029	1.11	76,803	1,317	1.71	66,715	1,754	2.63
NOW and money market accounts	614,859	6,066	0.99	524,500	9,021	1.72	452,971	12,778	2.82
Term certificates	982,389	25,845	2.63	1,092,278	39,818	3.65	1,145,288	61,094	5.33

Total deposits	$1,878,712	$32,940	1.75%	$1,863,971	$50,156	2.69%	$1,820,572	$75,626	4.15%

     Borrowings. In addition to deposits and securities sold under agreements to repurchase, the Company utilizes advances from the FHLB of Topeka to fund its operations. During 2003, the Company’s average balance of advances outstanding at the FHLB of Topeka was $643.7 million compared with $624.2 million in 2002, as the Company utilized borrowings to help meet loan funding needs.

     The following table sets forth certain information regarding the borrowings of the Company at or for the dates indicated (dollars in thousands):

	At or For the Years
	Ended December 31,
	2003	2002	2001
FHLB of Topeka advances:
Average balance outstanding	$643,710	$624,170	$521,628
Maximum amount outstanding at any month-end during the year	712,685	710,025	753,036
Balance outstanding at end of year	637,219	684,193	728,205
Average interest rate during the year	4.01%	4.10%	4.23%
Average interest rate at end of year	3.97%	3.82%	3.75%

     In September 1997, the Company issued $80.0 million of Senior Notes, which bear interest at the rate of 11.0%, payable semi-annually. Issuance costs were deferred and capitalized and the unamortized balance of $116,000 is reflected in other assets in the consolidated statement of financial condition. As of December 31, 2003 and 2002, the Company had purchased and retired $58.7 million of the Senior Notes, leaving $21.3 million outstanding. The Company funds the semiannual interest payments through dividends paid to the Company from the Bank.

     Pursuant to the Indenture, dated September 8, 1997, between the Company and The Bank of New York, relating to the Senior Notes, upon a change of control the Company is obligated to make an offer to purchase all of the then outstanding Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Company is required to purchase all Senior Notes properly tendered in such offer. Notice of the offer to purchase the outstanding Senior Notes must be mailed not later than the 30th day after the change of control to the holders of the Senior Notes. The Senior Notes are due to mature in September 2004. The merger with IBC would constitute a change in control for purposes of the Indenture. If the merger transaction between IBC and the Company closes when anticipated, the Company may be required to purchase the Senior Notes prior to their maturity date. For additional information, see “Business—Sources of Funds—Borrowings” in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Stockholders’ Equity. Stockholders’ equity increased from $167.9 million at December 31, 2002 to $175.4 million at December 31, 2003. The increase in stockholders’ equity came primarily as a result of earnings during the period, offset by an increase in treasury shares. The Company increased its shares of treasury stock during 2003 as part of a stock repurchase program in which the Company repurchased 1.4 million shares of its common stock at a cost of $21.0 million. See “—General”. During 2003, 130,550 options to purchase the Company’s stock were exercised, resulting in a $1.5 million increase in additional paid-in capital. These options had been previously issued to officers of the Bank under the Company’s 1998 Stock Option Plan. Accumulated other comprehensive income declined $991,000 during fiscal 2003 as a result of the decline in unrealized gains on available for sale securities. At December 31, 2003, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See “—Liquidity and Capital Resources”.

Results of Operations

     General. The Company’s results of operations depend substantially on its net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, mortgage-backed and investment securities and various other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits, FHLB of Topeka advances, Senior Notes and mandatorily redeemable trust preferred securities. On an ongoing basis, the Company’s results of operations will be affected by the level of its noninterest income including deposit related income, loan fees and service charges, net gains (losses) on sales of assets and the increase in the cash surrender value of the bank-owned life insurance; the level of its noninterest expense, such as compensation and employee benefits, equipment and data processing expense, occupancy expense, advertising expense and professional fees; its provisions for losses on loans resulting from the Company’s assessment of the adequacy of its allowance for losses on loans; and provisions for income taxes.

     Net Income. The Company reported net income of $28.1 million, $29.0 million and $26.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. Net income decreased by $920,000 or 3.2% during the year ended December 31, 2003 as compared to the prior year primarily due to a decrease in interest earned on the Company’s loan and securities portfolios. Net income increased by $2.5 million or 9.6% during the year ended December 31, 2002, as compared to the year ended December 31, 2001, primarily due to a decline in interest expense paid on deposit accounts as well as increased deposit-related income. Diluted earnings per share rose consistently over the years ended December 31, 2003, 2002 and 2001 at $1.58, $1.48 and $1.26, respectively. Diluted earnings per share included the effect of the Company’s share repurchase program which resulted in the repurchase of 1.4 million, 1.7 million and 1.3 million shares during the years ended December 31, 2003, 2002 and 2001, respectively.

     Net Interest Income. Net interest income is determined by the Company’s net interest spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

     Net interest income during the years ended December 31, 2003 and 2002 reflected the overall decline in the national economy. During 2003, as rates continued at their historically low level, the yield on the Company’s interest-earning assets decreased by 98 basis points, while the rates paid on the Company’s interest-bearing liabilities decreased only 72 basis points. This coupled with the decline in the average net interest-earning assets of $7.6 million or 3.2% resulted in a 26 basis point decrease in the Company’s net interest spread. The Company’s net interest margin, which is the ratio of net interest income to average earning assets, decreased from 3.48% for 2002 to 3.14% for 2003 reflecting the decline in net interest income during 2003. During 2002, although interest rates had fallen dramatically, the Company’s interest-bearing liabilities repriced faster than its interest-earning assets and its average net interest-earning assets increased by $10.0 million or 4.4%. Accordingly, the Company’s net interest spread increased from 3.11% in 2001 to 3.18% in 2002.

     Interest Income. Total interest income decreased $24.7 million or 14.1% during the year ended December 31, 2003 to $150.8 million as compared to $175.5 million at December 31, 2002. The decline was primarily caused by the decrease of $17.9 million or 50.9% in interest earned on the Company’s securities portfolio. Current economic conditions and low interest rates have encouraged prepayments on the securities portfolio, resulting in both a decrease in the average balance of the portfolio of $172.7 million as well as a decrease in the yield earned on the portfolio of 182 basis points. Also contributing to the decline in interest income for the year ended December 31, 2003 was the $6.3 million or 4.5% decrease in interest earned on the Company’s loan portfolio. The Company continues to increase its average balance of loans outstanding particularly focusing on growth in the commercial portfolio. However, early pay-offs and refinancings caused further yield declines within the portfolio as new loans were added at current lower rates.

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

     Interest Expense. Interest expense on deposits, which is the largest component of the Company’s interest-bearing liabilities, declined $17.2 million or 34.3% for the year ended December 31, 2003 when compared to the prior year. The average cost of deposits during the year ended December 31, 2003, was 1.95% as compared with 2.96% for the same period in the prior year. This rate decline coupled with the change in deposit mix, as maturing time deposits were replaced with lower cost transaction accounts, led to the overall decrease in interest expense.

     Similarly, during the year ended December 31, 2002, interest expense on deposits declined $25.5 million or 33.7% as compared with the year ended December 31, 2001. However, the decreased expense was substantially rate driven as the average cost of deposits fell from 4.54% to 2.96% during the period, a decrease of 158 basis points. Further contributing to the lower rates paid on total deposits was the decline in the average balance of time deposits as they matured and were replaced by lower priced demand and savings accounts in response to the Company’s marketing campaigns.

     Interest expense on FHLB advances increased $200,000 or 0.8% and $3.6 million or 16.2% during the years ended December 31, 2003 and 2002 primarily due to an increase in the average outstanding balance of those borrowings, which were up $19.5 million and $102.5 million, respectively. The increase in volume offsets a decline in the average cost of those borrowings during both comparative periods of 9 basis points and 13 basis points, respectively.

     During the periods presented, interest expense on Senior Notes consisted of interest accrued with respect to the notes issued in connection with the 1997 purchase and recapitalization of the Company. During the past five years, the Company has successfully purchased and retired $58.7 million of the original $80.0 million 11% Senior Notes resulting in the continued decrease in interest expense.

     The Company currently has three issues of mandatorily redeemable trust preferred securities outstanding totaling $60.3 million at December 31, 2003. Interest expense on trust preferred securities during the year ended December 31, 2003 was $4.7 million as compared with year ended 2002 of $4.0 million. The increase in expense is attributable to the commencement of semi-annual and quarterly interest payments on the trust preferred securities issued in July and October of 2002. See “Business – Sources of Funds—Capital Issuances” in Item 1 hereof and Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

	Years Ended December 31,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Assets
Loans receivable(1)	$2,213,421	$131,610	5.95%	$2,011,278	$137,875	6.86%
Securities(2)	403,473	17,292	4.29	576,199	35,200	6.11
Other earning assets(3)	72,161	1,902	2.64	77,356	2,418	3.13

Total interest-earning assets	2,689,055	150,804	5.61%	2,664,833	175,493	6.59%

Noninterest-earning assets	151,158			130,674

Total assets	$2,840,213			$2,795,507

Liabilities and Stockholders’ Equity
Deposits:
Transaction accounts(4)	$707,869	7,095	1.00%	$601,303	10,338	1.72%
Term certificates of deposit	982,389	25,845	2.63	1,092,278	39,818	3.65

Total deposits	1,690,258	32,940	1.95	1,693,581	50,156	2.96
FHLB advances	643,710	25,813	4.01	624,170	25,613	4.10
Securities sold under agreements to repurchase	45,268	356	0.79	43,456	532	1.22
Senior Notes	21,295	2,516	11.81	21,506	2,541	11.81
Mandatorily redeemable trust preferred securities	60,250	4,682	7.77	46,250	4,020	8.69

Total interest-bearing liabilities	2,460,781	66,307	2.69%	2,428,963	82,862	3.41%

Noninterest-bearing liabilities	210,211			196,338
Stockholders’ equity	169,221			170,206

Total liabilities and stockholders’ equity	$2,840,213			$2,795,507

Net interest-earning assets	$228,274			$235,870

Net interest income/interest rate spread		$84,497	2.92%		$92,631	3.18%

Net interest margin			3.14%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.28%			109.71%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	2001

	Average		Average
	Balance	Interest	Yield/Cost

Assets
Loans receivable(1)	$1,914,373	$151,950	7.94%
Securities(2)	522,406	36,952	7.07
Other earning assets(3)	70,004	4,236	6.05

Total interest-earning assets	2,506,783	193,138	7.70%

Noninterest-earning assets	120,098

Total assets	$2,626,881

Liabilities and Stockholders’ Equity
Deposits:
Transaction accounts(4)	$519,686	14,532	2.80%
Term certificates of deposit	1,145,288	61,094	5.33

Total deposits	1,664,974	75,626	4.54
FHLB advances	521,628	22,045	4.23
Securities sold under agreements to repurchase	46,600	1,640	3.52
Senior Notes	36,353	4,298	11.81
Mandatorily redeemable trust preferred securities	11,358	1,035	9.11

Total interest-bearing liabilities	2,280,913	104,644	4.59%

Noninterest-bearing liabilities	176,754
Stockholders’ equity	169,214

Total liabilities and stockholders’ equity	$2,626,881

Net interest-earning assets	$225,870

Net interest income/interest rate spread		$88,494	3.11%

Net interest margin			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.90%

(1)	The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.

(2)	Includes all securities including the market valuation accounts.

(3)	Includes interest bearing deposits, FHLB of Topeka stock and Federal Reserve Bank stock.

(4)	Includes passbook, NOW and money market accounts.

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

	Year Ended December 31, 2003 compared to 2002

	Increase (Decrease) due to

				Total Net
				Increase
	Rate	Volume	Rate/Volume	(Decrease)

Interest-earning:
Loans receivable	$(18,284)	$13,857	$(1,838)	$(6,265)
Securities	(10,505)	(10,552)	3,149	(17,908)
Other earning assets	(379)	(162)	25	(516)

Total net change in income on interest-earning	(29,168)	3,143	1,336	(24,689)

Interest-bearing:
Deposits:
Transaction accounts	(4,311)	1,832	(764)	(3,243)
Term certificates of deposit	(11,082)	(4,006)	1,115	(13,973)

Total deposits	(15,393)	(2,174)	351	(17,216)
FHLB advances	(584)	802	(18)	200
Securities sold under agreements to repurchase	(190)	22	(8)	(176)
Senior Notes	—	(25)	—	(25)
Mandatorily redeemable trust preferred securities	(426)	1,217	(129)	662

Total net change in expense on interest-bearing	(16,593)	(158)	196	(16,555)

Change in net interest income	$(12,575)	$3,301	$1,140	$(8,134)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2002 compared to 2001

	Increase (Decrease) due to

				Total Net
				Increase
	Rate	Volume	Rate/Volume	(Decrease)

Interest-earning:
Loans receivable	$(20,718)	$7,692	$(1,049)	$(14,075)
Securities	(5,038)	3,805	(519)	(1,752)
Other earning assets	(2,048)	445	(215)	(1,818)

Total net change in income on interest-earning	(27,804)	11,942	(1,783)	(17,645)

Interest-bearing:
Deposits:
Transaction accounts	(5,597)	2,282	(879)	(4,194)
Term certificates of deposit	(19,344)	(2,827)	895	(21,276)

Total deposits	(24,941)	(545)	16	(25,470)
FHLB advances	(640)	4,334	(126)	3,568
Securities sold under agreements to repurchase	(1,070)	(110)	72	(1,108)
Senior Notes	1	(1,754)	(4)	(1,757)
Mandatorily redeemable trust preferred securities	(48)	3,179	(146)	2,985

Total net change in expense on interest-bearing	(26,698)	5,104	(188)	(21,782)

Change in net interest income	$(1,106)	$6,838	$(1,595)	$4,137

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2001 compared to 2000

	Increase (Decrease) due to
				Total Net
				Increase
	Rate	Volume	Rate/Volume	(Decrease)

Interest-earning:
Loans receivable	$(13,394)	$8,411	$(715)	$(5,698)
Securities	(224)	7,421	(56)	7,141
Other earning assets	(275)	1,964	(196)	1,493

Total net change in income on interest-earning	(13,893)	17,796	(967)	2,936

Interest-bearing:
Deposits:
Transaction accounts	(3,188)	3,193	(670)	(665)
Term certificates of deposit	(3,376)	(9,173)	423	(12,126)

Total deposits	(6,564)	(5,980)	(247)	(12,791)
FHLB advances	(5,219)	16,072	(5,137)	5,716
Securities sold under agreements to repurchase	(427)	1,652	(658)	567
Senior Notes	(265)	(1,730)	260	(1,735)
Mandatorily redeemable trust preferred securities	—	—	1,035	1,035

Total net change in expense on interest-bearing	(12,475)	10,014	(4,747)	(7,208)

Change in net interest income	$(1,418)	$7,782	$3,780	$10,144

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on (i) an estimate by management of loan losses that occurred during the current period and (ii) an ongoing adjustment of prior estimates of losses occurring in prior periods. To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors, including among other things, current economic conditions affecting the Company’s customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments will probably not be received, impairment is measured by comparing the Company’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral or the loan’s observable market price. While management endeavors to use the best information available in making its evaluations, future adjustments to the allowance for loan losses may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require the Company to recognize additions to its allowance based upon their judgments about information available to them at the time of their examination.

     The Company established provisions for loan losses of $6.6 million, $6.6 million and $5.4 million during the years ended December 31, 2003, 2002 and 2001, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $5.7 million, $5.7 million and $6.1 million. The net charge-offs were 0.26%, 0.28% and 0.32% of average loans during the same comparative periods, reflecting the Company’s uncompromising commitment to asset quality.

     Noninterest Income. Total noninterest income amounted to $33.8 million, $28.5 million and $23.7 million during the years ended December 31, 2003, 2002 and 2001, respectively. The Company has, as a result of the soft economy and low rate environment, placed an increased emphasis on developing new sources of income. Revenue diversification through increasing fee income has proven to be a successful tool for countering these tightening effects. Fee related income on the Company’s loans and deposits, which are the main components of noninterest income increased for the years ended December 31, 2003 and 2002 by $4.8 million or 22.8% and $4.0 million or 23.6%. In addition, other noninterest income, which includes the increase in the cash surrender value of bank-owned life insurance, increased by $264,000 or 4.0% for the year ended December 31, 2003 compared to the prior year and by $528,000 or 8.8% for the year ended December 31, 2002 compared to the prior year. The Bank purchased an additional $10 million in bank-owned life insurance in each of the years ended December 31, 2003 and 2001.

     Noninterest Expense. Total noninterest expense increased slightly by $2.0 million or 2.9% during the year ended December 31, 2003, as the Company continued its focus on controlling discretionary expenses. This increase was primarily attributable to a $1.2 million or 2.7% increase in compensation and employee benefits expense. In addition, noninterest expense for the year ended December 31, 2003 included a $400,000 or 33.3% increase in professional fees. This increase included additional fees incurred as a result of the Sarbanes-Oxley Act of 2002, fees paid for tax planning services and higher legal fees. Total noninterest expense increased $3.7 million or 5.5% during the year ended December 31, 2002 as compared to the prior year. This increase was primarily attributable to increases in compensation and employee benefits expense which includes the cost of fully accruing the tax-offsetting bonus feature of stock options issued to selected officers and was partially offset by the elimination of $1.3 million in goodwill that would have been amortized in 2002 under prior accounting rules.

     Provision for Income Taxes. During the years ended December 31, 2003, 2002 and 2001, the Company recognized $11.0 million, $15.0 million and $13.5 million, respectively, of provisions for income taxes including in 2003 a decrease in tax reserves relating to prior years following resolution of the FDIC litigation discussed in the Notes to the Consolidated Financial Statements. At

December 31, 2003, the Company had approximately $57.0 million of net operating loss carryforwards available for state income tax purposes. The state net operating loss carryforwards expire in varying amounts between 2011 and 2014. At December 31, 2003, 2002 and 2001, a valuation allowance for all available state net operating loss carryforwards was established as it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Historically, the Company has generated income for federal income tax purposes. Based on the Company’s current strategy, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized. See Notes 12 and 13 of the Notes to Consolidated Financial Statements in Item 8 hereof.

Liquidity and Capital Resources

     Liquidity. Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. It is management’s policy to maintain greater liquidity than required in order to be in a position to fund loan originations, to meet withdrawals from deposit accounts, to make principal and interest payments with respect to outstanding borrowings and to make investments that take advantage of interest rate spreads. The Company monitors its liquidity in accordance with guidelines established by the Company and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. The Company can minimize the cash required during the times of heavy loan demand by modifying its credit policies or reducing its marketing effort. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB, securities sold under agreements to repurchase and other short and long-term borrowings.

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At December 31, 2003, the Company had $235.7 million in available borrowing capacity with the FHLB.

     At December 31, 2003, the Company had outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans of approximately $410.2 million and an additional $10.6 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature within one year, totaled $609.2 million at December 31, 2003, and borrowings consisting of FHLB advances and Senior Notes, which are scheduled to mature within the same period, totaled $48.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance any maturing borrowings.

     During the years ended December 31, 2002 and 2001, the Company made interest payments on the Senior Notes funded through dividends from the Bank. During the years ended December 31, 2002 and 2001, the Company purchased and retired $250,000 and $19.6 million, respectively, of the Senior Notes, which had been issued in connection with the Company’s recapitalization in 1997. This move reduced interest costs associated with those notes. The Senior Notes have an interest cash debt service requirement of $2.3 million for 2004. The Senior Notes are due to mature in September 2004. However, in the event that the transaction between IBC and the Company closes when anticipated, the obligation of the Company pursuant to the Indenture may result in the purchase of those Notes prior to their maturity date. For additional information, see “Business — Sources of Funds — Borrowings” in Item 1 hereof and Note 9 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     On December 31, 2001, Trust I began quarterly interest payments on its 9.00% trust preferred securities, which had been issued earlier that year. These trust preferred securities have an annual interest debt service of $3.6 million. During 2003, the Company began semiannual and quarterly interest payments on the trust preferred securities issued by the newly formed Trusts II and III, respectively. These securities bear interest rates of 3.625% and 3.45% over six and three month LIBOR, respectively. The Company intends to fund all trust preferred security payments through dividends from the Bank. See “Business — Sources of Funds — Capital Issuances” in Item 1 hereof and Note 10 of the Notes to Consolidated Financial Statements in Item 8 hereof.

     Capital Resources. During the fourth quarter of 2001, Trust I issued trust preferred securities for an aggregate price of approximately $40.3 million. In two separate issuances during 2002, the Company issued a total of $20.0 million additional trust preferred securities. See “ — Liquidity and Capital Resources — Liquidity”. The trust preferred securities are used as Tier I Capital to the extent allowable by regulatory guidelines.

     Federally insured institutions such as the Company and the Bank are required to maintain minimum levels of regulatory capital. See “Business — Regulation and Supervision — Capital Requirements” in Item 1 hereof. The following table reflects the Company’s and the Bank’s actual levels of regulatory capital and applicable regulatory capital requirements at December 31, 2003 (dollars in thousands):

	Minimum Required		Actual		Excess

	Percent	Amount	Percent	Amount	Percent	Amount

The Company:
Leverage	4.00%	$114,829	7.45%	$214,008	3.45%	$99,179
Core capital	4.00	86,590	9.89	214,008	5.89	127,418
Total capital	8.00	173,179	11.23	243,004	3.23	69,825

The Bank:
Leverage	4.00%	$114,734	8.17%	$234,288	4.17%	$119,554
Core capital	4.00	86,496	10.83	234,288	6.83	147,792
Total capital	8.00	172,991	12.09	261,363	4.09	88,372

Inflation and Changing Prices

     The consolidated financial statements and related data presented in Item 8 hereof have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available for sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Contractual Obligations and Commitments

     The following tables present quantifiable, long-term contractual cash obligations and commitments of the Company as of December 31, 2003. See Notes 7, 8, 9 and 10 of the Notes to the Consolidated Financial Statements in item 8 hereof and “ — Liquidity and Capital Resources” (dollars in thousands):

	Payments Due By Period

				More than
		Less than	One to	Three to	Over
Contractual Cash Obligations	Total	One Year	Three Years	Five Years	Five Years

FHLB advances	$637,219	$27,200	$110,000	$—	$500,019
Securities sold under agreements to repurchase	66,367	66,367	—	—	—
Senior Notes	21,295	21,295	—	—	—
Junior subordinated debentures	62,115	—	—	—	62,115
Operating leases	7,279	963	1,424	813	4,079
Data processing maintenance obligation	822	274	548	—	—

Total contractual cash obligations	$795,097	$116,099	$111,972	$813	$566,213

		Amount of Commitment Expiration Per Period

				More than
	Unfunded	Less than	One to	Three to	Over
Commitments	Commitments	One Year	Three Years	Five Years	Five Years

Lines of credit	$310,269	$162,750	$135,803	$11,629	$87
Standby letters of credit	10,642	7,988	2,654	—	—
Other commitments	99,972	9,968	7,221	27,863	54,920

Total commitments	$420,883	$180,706	$145,678	$39,492	$55,007

Critical Accounting Policies

     The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses, which is netted against loans on the consolidated statements of financial condition. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Business — Asset Quality” contained in Item 1 herein and Note 1(e) of the Notes to Consolidated Financial Statements in Item 8 hereof for further information regarding the Company’s provision and allowance for loan losses policy.

Recent Accounting Pronouncements

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R on December 31, 2003 and, as a result, the three trusts were not consolidated in the Company’s consolidated financial statements at December 31, 2003.

     The impact of this adoption resulted in the Mandatorily Redeemable Trust Preferred Securities of approximately $60.3 million and deferred issuance costs of approximately $2.2 million relating to the trust preferred securities no longer being included in the consolidated statement of financial condition at December 31, 2003. Additionally, the adoption resulted in junior subordinated debentures of approximately $62.1 million and equity investment of subsidiaries of approximately $4.1 million relating to the Trusts included in the consolidated statement of financial condition at December 31, 2003. The deconsolidation of the three trusts as discussed above had no impact on stockholders’ equity or net income at December 31, 2003.

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15.5 million, which was subject to the transition provisions of Statement No. 142. The Company determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the years ended December 31, 2003 and 2002, whereas this expense amounted to $1.3 million for the year ended December 31, 2001. The Company’s net income for the year ended December 31, 2001, excluding the effects of goodwill amortization, would have been $27.8 million compared to $28.1 million and $29.0 million for the years ended December 31, 2003 and 2002, respectively. Excluding the effects of goodwill amortization, the earnings per share for the year ended December 31, 2001 would have been $1.37 basic and $1.32 diluted as compared to $1.65 basic and $1.58 diluted and $1.53 basic and $1.48 diluted for the years ended December 31, 2003 and 2002, respectively.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. The adoption of Statement No. 150 did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management’s strategy is to match asset and liability balances within maturity categories to limit the Company’s exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company’s asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is comprised of the Chief Executive Officer, the President, the Chief Financial Officer, the Director of Retail Operations and the Portfolio Manager of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Management Committee meets monthly or as needed to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities and prepayments of loans, investments and borrowings. The Asset/Liability Management Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition and reports to the Board of Directors.

     One of the primary goals of the Company’s Asset/Liability Management Committee is to effectively increase the duration of the Company’s liabilities and/or effectively contract the duration of the Company’s assets so that the respective durations are matched as closely as possible. This duration adjustment can be accomplished either internally by restructuring the Company’s statement of financial condition, or externally by adjusting the duration of the Company’s assets and/or liabilities through the use of hedging contracts, such as interest rate swaps, caps and floors. The Company’s current strategy is to hedge internally through the use of core transaction deposit accounts which are not as rate sensitive as other deposit instruments and FHLB advances, together with an emphasis on investing in shorter-term or adjustable rate assets which are more responsive to changes in interest rates, such as U.S. Government agency mortgage-backed securities with variable maturities, short-term U.S. Government agency securities and commercial and consumer loans. The foregoing strategies are more fully described below.

     A commonly used method for evaluating interest rate risk includes an analysis of the interest rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. Normally, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Due to differences between institutions’ statements of financial condition, these variances may affect institutions differently. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003, based on the information and assumptions set forth in the notes below (dollars in thousands):

				More Than
		Three to	More Than	Three Years
	Within Three	Twelve	One Year to	to Five	Over Five
	Months	Months	Three Years	Years	Years	Total

Interest-earning assets (1):
Loans receivable (2)	$1,100,840	$309,760	$373,163	$309,213	$168,527	$2,261,503
Securities:
Available for sale (3)	5,608	12,467	50,057	16,738	14,415	99,285
Held to maturity	16,653	57,457	72,198	68,630	62,633	277,571
Other interest-earning assets (4)	122,959	—	—	—	—	122,959

Total	$1,246,060	$379,684	$495,418	$394,581	$245,575	$2,761,318

Interest-bearing liabilities:
Deposits (5):
Money market and NOW accounts	$315,934	$31,497	$66,503	$49,722	$190,485	$654,141
Passbook accounts	4,127	12,382	25,323	17,681	40,911	100,424
Certificates of deposit	248,515	361,231	251,015	81,994	3,307	946,062
FHLB advances (6)	37,200	—	100,000	—	500,019	637,219
Securities sold under agreements to repurchase	66,367	—	—	—	—	66,367
Senior Notes	—	21,295	—	—	—	21,295
Junior subordinated debentures (6)	20,620	—	—	—	41,495	62,115

Total	$692,763	$426,405	$442,841	$149,397	$776,217	$2,487,623

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$553,297	$(46,721)	$52,577	$245,184	$(530,642)	$273,695

Cumulative excess of interest-earning assets over interest-bearing liabilities	$553,297	$506,576	$559,153	$804,337	$273,695	$273,695

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percent of total assets	19.20%	17.58%	19.40%	27.91%	9.50%	9.50%

(1)	Adjustable-rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature and fixed-rate loans and securities are included in the periods in which they are scheduled to be repaid, based on scheduled amortization, in each case as adjusted to take into account estimated prepayments based on, among other things, historical performance.

(2)	Balances have been reduced for nonaccrual loans.

(3)	Does not include unrealized gain on securities classified as available for sale.

(4)	Comprised of cash and due from banks, deposits with other banks, FHLB stock and Federal Reserve Bank stock.

(5)	Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.

(6)	Additionally, adjustable rate FHLB advances and junior subordinated debentures are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, while fixed rate FHLB advances and junior subordinated debentures are included in the period in which they are scheduled to mature.

     Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and economic value of equity (“EVE”), which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and EVE that is authorized by the Board of Directors of the Company.

     The following tables set forth for the indicated dates the estimated dollar and percentage change in the Company’s net interest income over a four-quarter period and EVE based on the indicated changes in interest rates assuming an instantaneous uniform change in interest rates at all maturities.

	December 31, 2003		December 31, 2002
	Net Interest Income		Net Interest Income
	(next four quarters)		(next four quarters)

	Estimated		Estimated
Change (in Basis	Change		Change
Points) in Interest	from Base	% Change	from Base	% Change
Rates (1)	(000’s)	from Base	(000’s)	from Base

+200	10,433	13	8,315	10
+100	5,539	7	4,485	5
0	82,744 (1)	—	85,501 (1)	—
-100	(4,323)	(5)	(3,819)	(4)
-200 (2)			(13,004)	(15)

	December 31, 2003		December 31, 2002
	EVE		EVE

	Estimated		Estimated
Change (in Basis	Change		Change
Points) in Interest	from Base	% Change	from Base	% Change
Rates (1)	(000’s)	from Base	(000’s)	from Base

+200	22,131	11	17,745	8
+100	14,564	7	18,403	8
0	206,643	—	218,480	—
-100	(27,732)	(13)	(44,486)	(20)
-200 (2)			(101,178)	(46)

(1)	The base net interest income is an estimate made by utilizing yields and rates on assets and liabilities in the existing statement of financial condition as of the dates shown adjusted for assumptions based on, among other things, future loan and deposit changes and estimated loan prepayment speeds.

(2)	The — 200 bps shock currently produces illogical results due to the current level of rates and will be suspended until rates rise to levels where the results will be more informative.

     The decrease in net interest income (“NII”) for the next four quarters when projected as of December 31, 2003 in the base case is primarily due to the compression in net interest margin largely caused by a drop in yields on forecasted interest earning assets. The increased sensitivity in the NII as projected in the up shocks is chiefly due to a greater percentage of adjustable rate loans at December 31,

2003 and a shift in deposit mix to a greater dependence on savings and demand deposits and less on certificates of deposit.

     The decrease in EVE from December 31, 2002 to December 31, 2003 in the base case is principally due to the repurchase of Local Financial stock during 2003. In addition, the fair value of loans declined as a result of the contraction in the duration of loans and lower yields. The decreased sensitivity of EVE in the down shocks as of December 31, 2003 is primarily caused by a longer duration in securities. The increased sensitivity of EVE as of December 31, 2003 in the up shocks is predominately because of the decline in duration of loans.

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

     Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company’s operations to changes in interest rates are reasonable; however, the interest rate sensitivity of the Company’s assets and liabilities and the estimated effects of changes in interest rates on the Company’s net interest income and EVE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

     The preceding discussion about the Company’s risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 2003 and 2002.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors required in response to this Item is incorporated herein by reference from the Proxy Statement/Prospectus to be included as part of the registration statement on Form S-4 to be filed with the SEC by IBC in connection with the merger transaction. The information with respect to executive officers of the Company can be found in Part I, Item 4A hereof.

     The Company has adopted a code of ethics for all employees, including its executive officers, and will provide to any person without charge, upon request, a copy of such. To obtain a copy of the code of ethics, contact the Company’s Chief Financial Officer, Richard L. Park.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this Item is incorporated herein by reference from the Proxy Statement/Prospectus to be included as part of the registration statement on Form S-4 to be filed with the SEC by IBC in connection with the merger transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this Item is incorporated herein by reference from the Proxy Statement/Prospectus to be included as part of the registration statement on Form S-4 to be filed with the SEC by IBC in connection with the merger transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference from the Proxy Statement/Prospectus to be included as part of the registration statement on Form S-4 to be filed with the SEC by IBC in connection with the merger transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in response to this Item is incorporated herein by reference from the Proxy Statement/Prospectus to be included as part of the registration statement on Form S-4 to be filed with the SEC by IBC in connection with the merger transaction.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements for the Years Ended December 31, 2003, 2002 and 2001 are filed as part of this report:

     Independent Auditors’ Report

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

No financial statement schedules are included because they are not required, not applicable, or the required information is contained elsewhere.

(a)(3)	Management Contracts or Compensatory Plan Arrangements

See exhibits marked with an asterisk in Item 15(c) below.

(b)	Reports on Form 8-K

On October 17, 2003, Local Financial Corporation announced by press release its earnings for the quarter ended September 30, 2003.

(c)	List of Exhibits.

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of January 22, 2004, among International Bancshares Corporation, LFC Acquisition Corp. and Local Financial Corporation (“Local Financial”)(1)

3.1	Certificate of Incorporation of Local Financial(2)

3.2	Certificate of Amendment of Local Financial(2)

3.3	Bylaws of Local Financial(2)

4.1	Form of Common Stock certificate of Local Financial(2)

4.2	Indenture between Local Financial and The Bank of New York (“BONY”), as Trustee, dated September 8, 1997(2)

4.3	Form of Senior Note (included in Exhibit 4.2)(2)

4.4	Indenture between Local Financial and BONY, as Trustee, dated September 20, 2001(5)

4.5	Form of Debenture (included in Exhibit 4.6)

4.6	Junior Subordinated Indenture between Local Financial and BONY dated July 30, 2002(6)

4.7	Form of Floating Rate Junior Subordinate Note due 2032 (included in Exhibit 4.6)

4.8	Indenture of Local Financial with Wilmington Trust Company, as Trustee, dated October 29, 2002(6)

4.9	Form of Floating Rate Junior Subordinate Debt Security due 2032 (included in Exhibit 4.8)

10.1	Local Financial Stock Option Plan(2)*

10.2	Local Financial Stock Option Agreement between Local Financial and Edward A. Townsend, dated September 8, 1997(2)*

10.3	Local Financial Corporation 1998 Stock Option Plan, as amended July 26, 2000(4)*

10.4	Form of Severance Agreement, dated January 1, 1999(3)*

10.5	Amended and Restated Employment Agreement between Local Financial and Edward A. Townsend, effective October 1, 2000(4)*

10.6	Amended and Restated Employment Agreement between Local Financial and Jan A. Norton, effective October 1, 2000(4)*

Exhibit
Number	Description of Exhibit

10.7	1998 Non-qualified Stock Option Agreement between Local Financial and Edward A. Townsend dated September 23, 1998(3)*

10.8	1998 Non-qualified Stock Option Agreement between Local Financial and Jan A. Norton dated September 23, 1998(3)*

10.9	Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial and Local Oklahoma Bank, N.A., and Edward A. Townsend dated January 30, 2001(4)*

10.10	Change of Control, Non-Competition/Non-Solicitation Agreement between Local Financial and Local Oklahoma Bank, N.A., and Jan A. Norton dated January 30, 2001(4)*

10.11	Amended and Restated Declaration between Local Financial, BONY and BONY (Delaware), as Trustees, and the Administrative Trustees of the Local Financial Capital Trust I, dated September 20, 2001(5)

10.12	Preferred Securities Guarantee Agreement between Local Financial and BONY, as Guarantee Trustee, dated as of September 20, 2001, regarding trust preferred securities(5)

10.13	Amended and Restated Trust Agreement of Local Financial Capital Trust II by and among Local Financial, BONY and BONY (Delaware), as Trustees, and the Administrative Trustees named therein, dated July 30, 2002(6)

10.14	Guarantee Agreement between Local Financial and BONY, as Guarantee Trustee, dated July 30, 2002, regarding Local Financial Capital Trust II capital securities(6)

10.15	Amended and Restated Declaration of Trust of Local Financial Capital Trust III by and among Local Financial, Wilmington Trust Company as Delaware and Institutional Trustee, and the Administrators named therein, dated as of October 29, 2002(6)

10.16	Guarantee Agreement dated as of October 29, 2002, executed by Local Financial and Wilmington Trust Company, as Guarantee Trustee, regarding Local Financial Capital Trust III capital securities(6)

21.0	See Company’s business description herein

23.0	Consent of KPMG LLP

31.1	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was filed with Local Financial’s Current Report on form 8-K filed with the Security Exchange Commission on January 23, 2004 and is incorporated by reference herein.

(2)	These exhibits were filed with the Local Financial’s Registration Statement Form S-1, Registration No. 333-43727 dated January 5, 1998, and are incorporated by reference herein.

(3)	These exhibits were filed with the Local Financial’s Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated by reference herein.

(4)	These exhibits were filed with the Local Financial’s Annual Report on Form 10-K for the year ended December 31, 2000 and are incorporated by reference herein.

(5)	These exhibits were filed with the Local Financial’s Registration Statement on Form S-3, Registration No. 333-68372, dated August 24, 2001, and are incorporated by reference herein.

(6)	These exhibits were filed with Local Financial’s Annual Report on Form 10-K for the year ended December 31, 2002 and are incorporated by reference herein.

*     Exhibits identified with an asterisk are management contracts or are compensatory plans or arrangements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL FINANCIAL CORPORATION

Date	March 12, 2004	By:	/s/ Edward A. Townsend

Edward A. Townsend Chairman and Chief Executive Officer

Date	March 12, 2004	By:	/s/ Richard L. Park

Richard L. Park Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	March 12, 2004	By:	/s/ Robert A. Kotecki*

Robert A. Kotecki, Director

Date	March 12, 2004	By:	/s/ Joseph A. Leone*
Joseph A. Leone, Director

Date	March 12, 2004	By:	/s/ George Nigh* George Nigh, Director

Date	March 12, 2004	By:	/s/ Jan A. Norton
Jan A. Norton, Director

Date	March 12, 2004	By:	/s/ Edward A. Townsend
Edward A. Townsend, Director

Date	March 12, 2004	By:	/s/ William D. Breedlove*
William D. Breedlove, Director

Date	March 12, 2004	By:	/s/ J. David Rosenberg*
J. David Rosenberg, Director

Date	March 12, 2004	By:	/s/ Andrew M. Coats*
Andrew M. Coats, Director

* By:	/s/ Richard L. Park Richard L. Park, Attorney in fact

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders
Local Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Local Financial Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(r) to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, effective December 31, 2003 and adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

KPMG LLP

Oklahoma City, Oklahoma
January 30, 2004

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2003 and 2002
(dollars in thousands, except share data)

	2003	2002
Assets
Cash and due from banks	$58,746	$51,166
Interest bearing deposits with other banks	24,400	7,200
Securities:
Available for sale	99,853	163,473
Held to maturity	277,571	364,832

Total securities	377,424	528,305
Loans receivable, net of allowance for loan losses of $30,398 at December 31, 2003 and $29,532 at December 31, 2002	2,240,565	2,084,144
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost	39,813	38,187
Premises and equipment, net	43,625	42,415
Assets acquired through foreclosure and repossession, net	893	1,693
Intangible assets, net	19,374	19,695
Current and deferred taxes, net	3,458	9,428
Other assets	73,245	57,625

Total assets	$2,881,543	$2,839,858

Liabilities and Stockholders’ Equity
Deposits:
Demand	$852,464	$756,476
Savings	100,424	82,983
Time	946,062	989,980

Total deposits	1,898,950	1,829,439
Advances from the Federal Home Loan Bank of Topeka	637,219	684,193
Securities sold under agreements to repurchase	66,367	59,696
Senior Notes	21,295	21,295
Other liabilities	20,156	17,105
Junior subordinated debentures	62,115	—
Mandatorily redeemable trust preferred securities	—	60,250

Total liabilities	2,706,102	2,671,978

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 20,994,517 shares issued and 16,536,773 shares outstanding at December 31, 2003 and 20,863,967 shares issued and 17,785,323 shares outstanding at December 31, 2002	210	209
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none outstanding	—	—
Additional paid-in capital	210,083	208,599
Retained earnings	179,590	151,495
Treasury stock, 4,457,744 shares at December 31, 2003 and 3,078,644 shares at December 31, 2002, at cost	(214,811)	(193,783)
Accumulated other comprehensive income, net of tax	369	1,360

Total stockholders’ equity	175,441	167,880

Total liabilities and stockholders’ equity	$2,881,543	$2,839,858

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands, except share data)

	Years ended December 31,
	2003	2002	2001
Interest income:
Loans	$131,610	$137,875	$151,950
Securities available for sale	5,458	9,992	36,952
Securities held to maturity	11,834	25,208	—
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock	1,620	1,767	1,989
Other investments	282	651	2,247

Total interest income	150,804	175,493	193,138

Interest expense:
Deposit accounts	32,940	50,156	75,626
Advances from the Federal Home Loan Bank of Topeka	25,813	25,613	22,045
Securities sold under agreements to repurchase	356	532	1,640
Senior Notes	2,516	2,541	4,298
Trust preferred securities	4,682	4,020	1,035

Total interest expense	66,307	82,862	104,644

Net interest income	84,497	92,631	88,494
Provision for loan losses	(6,600)	(6,600)	(5,400)

Net interest income after provision for loan losses	77,897	86,031	83,094

Noninterest income:
Deposit related income	23,475	19,110	15,015
Loan fees and loan service charges	2,478	2,031	2,083
Net gains on sale of assets	1,032	823	628
Other	6,789	6,525	5,997

Total noninterest income	33,774	28,489	23,723

Noninterest expense:
Compensation and employee benefits	44,137	42,957	36,703
Equipment and data processing	6,636	6,201	6,561
Occupancy	5,091	4,703	3,978
Advertising	685	685	539
Professional fees	1,600	1,200	1,486
Other	14,398	14,785	17,584

Total noninterest expense	72,547	70,531	66,851

Income before provision for income taxes	39,124	43,989	39,966
Provision for income taxes	11,029	14,974	13,489

Net income	$28,095	$29,015	$26,477

Earnings per share:
Net income:
Basic	$1.65	$1.53	$1.30

Diluted	$1.58	$1.48	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income	Equity
Balance, December 31, 2000	$205	$206,758	$96,003	$(151,274)	$4,579	$156,271
Comprehensive income:
Net income	—	—	26,477	—	—	26,477
Net change in unrealized gains on securities available for sale, net of reclassification adjustment	—	—	—	—	(470)	(470)

Comprehensive income						26,007

Purchase of treasury stock	—	—	—	(17,757)	—	(17,757)
Issuance of common stock – warrants exercised	—	19	—	—	—	19
Purchase of stock warrants	—	(1,004)	—	—	—	(1,004)

Balance, December 31, 2001	205	205,773	122,480	(169,031)	4,109	163,536
Comprehensive income:
Net income	—	—	29,015	—	—	29,015
Net change in unrealized gains on securities available for sale, net of reclassification adjustment	—	—	—	—	(2,749)	(2,749)

Comprehensive income						26,266

Purchase of treasury stock	—	—	—	(24,752)	—	(24,752)
Issuance of common stock – warrants exercised	2	1,281	—	—	—	1,283
Issuance of common stock – options exercised	2	1,962	—	—	—	1,964
Purchase of stock warrants	—	(721)	—	—	—	(721)
Tax benefits from employee stock options	—	304	—	—	—	304

Balance, December 31, 2002	209	208,599	151,495	(193,783)	1,360	167,880
Comprehensive income:
Net income	—	—	28,095	—	—	28,095
Net change in unrealized gains on securities available for sale, net of reclassification adjustment	—	—	—	—	(991)	(991)

Comprehensive income						27,104

Purchase of treasury stock	—	—	—	(21,028)	—	(21,028)
Issuance of common stock – options exercised	1	1,304	—	—	—	1,305
Tax benefits from employee stock options	—	180	—	—	—	180

Balance, December 31, 2003	$210	$210,083	$179,590	$(214,811)	$369	$175,441

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Cash provided (absorbed) by operating activities:
Net income	$28,095	$29,015	$26,477
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	6,600	6,600	5,400
Deferred income tax (benefit)	(1,100)	(2,498)	1,829
Accretion of discounts and amortization of deferred fees on loans acquired and securities, net	1,673	(2,208)	(4,619)
Depreciation and amortization	5,097	4,391	5,315
Net change in loans held for sale	(3,186)	(2,313)	(341)
Net gains on sale of assets	(1,032)	(823)	(628)
Stock dividends received from Federal Home Loan Bank	(314)	—	—
Change in other assets	7,344	2,276	1,138
Change in other liabilities	(138)	(2,451)	(1,086)

Net cash provided by operating activities	43,039	31,989	33,485

Cash provided (absorbed) by investing activities:
Proceeds from sales of securities available for sale	28,768	54,239	19,813
Proceeds from principal collections on securities	423,669	339,809	264,017
Purchase of securities	(304,881)	(299,690)	(551,999)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(1,425)	(3,988)	(22,796)
Proceeds from the sale of Federal Home Loan Bank stock	113	8,279	—
Purchase of bank owned life insurance	(10,000)	—	(10,000)
Change in loans receivable, net	(160,178)	(91,158)	(129,219)
Proceeds from disposal of assets acquired through foreclosure and repossession	2,322	2,448	1,910
Purchases of premises and equipment	(6,415)	(6,417)	(4,869)
Proceeds from sales of premises and equipment	283	63	8
Cash paid in acquisition of Citizens Financial Corporation, net of cash and cash equivalents received	—	1,257	—

Net cash provided (absorbed) by investing activities	(27,744)	4,842	(433,135)

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Cash provided (absorbed) by financing activities:
Change in transaction accounts	$113,429	$106,826	$37,588
Change in time deposits	(43,918)	(119,876)	(160,019)
Change in securities sold under agreements to repurchase	6,671	21,002	480
Proceeds from advances from the Federal Home Loan Bank	1,125,741	1,169,260	2,637,818
Repayments of advances from the Federal Home Loan Bank	(1,172,715)	(1,213,272)	(2,099,641)
Proceeds from the issuance of common stock	1,305	3,247	19
Proceeds from the issuance of trust preferred securities	—	20,000	40,250
Payments of trust preferred securities issuance costs	—	(420)	(1,949)
Purchase of Senior Notes	—	(250)	(19,615)
Purchase of treasury stock	(21,028)	(24,752)	(17,757)
Purchase of stock warrants	—	(721)	(1,004)

Net cash provided (absorbed) by financing activities	9,485	(38,956)	416,170

Net change in cash and cash equivalents	24,780	(2,125)	16,520
Cash and cash equivalents at beginning of year	58,366	60,491	43,971

Cash and cash equivalents at end of year	$83,146	$58,366	$60,491

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$65,905	$81,665	$104,300

Income taxes	$14,850	$12,500	$13,083

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to assets acquired through foreclosure and repossession	$1,522	$1,702	$2,996

Transfer of investments from available for sale to held to maturity	$—	$—	$430,956

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Organization and Summary of Significant Accounting Policies

Local Financial Corporation (Local Financial or the Company) is a bank holding company, which owns 100% of the outstanding common stock of Local Oklahoma Bank (Local or the Bank). In September 2001, Local Financial formed Local Financial Capital Trust I (the Trust) as a wholly- owned subsidiary. The Trust was formed to facilitate the issuance of 1,610,000 shares of 9.00% cumulative trust preferred securities at $25 per share. In July and October 2002, Local Financial formed Local Financial Capital Trusts II and III (the Trusts), respectively, to facilitate each trust issuing 10,000 shares of adjustable rate cumulative trust preferred securities at $1,000 per share. The accounting and reporting practices of Local Financial and its subsidiaries reflect industry practices and are in accordance with accounting principles generally accepted in the United States of America. The more significant policies are described below.

In November 2002, Local purchased 100% of the capital stock of Citizens Financial Corporation (Citizens) that owned U.S. National Bank, N.A. Citizens was subsequently dissolved and U.S. National Bank, N.A. was merged into the Bank. The accompanying consolidated financial statements reflect the results only from its acquisition date of November 2002.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Local Financial and its wholly owned subsidiaries, which are the three trusts and Local, as well as Local’s only active subsidiary, Local Securities Corporation (Local Securities). As discussed in Note 1(r), the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R) on December 31, 2003. As a result, the three trusts are not consolidated with Local Financial at December 31, 2003. See Note 1(r).

Local is an insured depository institution, which obtains deposit funds primarily through retail branches throughout the State of Oklahoma and lends those funds throughout the United States. Local Securities is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and provides retail investment products to customers of Local. Local Financial and its subsidiaries are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

December 31, 2003, 2002 and 2001

(b)	Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company defines cash and cash equivalents as cash and due from banks and interest bearing deposits with other banks.

(c)	Securities

The Company’s investment portfolio consists primarily of mortgage-backed securities. Mortgage-backed securities are made up of mortgage-backed pass-through certificates and mortgage-derivative securities such as collateralized mortgage obligations and real estate mortgage investment conduits. Local does not own any principal only, interest only or residual tranches mortgage-backed securities. The Company classifies its securities as held to maturity, available for sale or held for trading. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. Securities are classified as available for sale when such securities may be sold at a future date or if there are foreseeable circumstances under which the Company would sell such securities prior to maturity. At December 31, 2003 and 2002, the Company had classified all its investment securities as either held to maturity or available for sale. No investment securities within the portfolio were held for trading purposes at December 31, 2003 and 2002.

Securities classified as available for sale are recorded at their estimated market value. Changes in the estimated market value of securities available for sale are included in stockholders’ equity, net of deferred taxes, as accumulated other comprehensive income. Unrealized losses on available for sale securities, which are judged to be other than temporary, are charged to earnings in the consolidated statements of operations. Securities held to maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Gains and losses on available for sale securities are computed on a specific identification basis. Premiums and discounts are amortized or accreted in the consolidated statements of operations to approximate a level yield over the life of the related security.

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

December 31, 2003, 2002 and 2001

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

To serve as a basis for making this provision each quarter, the Company maintains an extensive credit risk monitoring process that considers several factors including: current economic conditions affecting the Company’s customers, the payment performance of individual large loans and pools of homogeneous small loans, portfolio seasoning, changes in collateral values, and detailed reviews of specific large loan relationships. For large loans deemed to be impaired due to an expectation that all contractual payments, including interest, will probably not be received, impairment is measured by comparing the Company’s recorded investment in the loan to the present value of expected cash flows discounted at the loan’s effective interest rate, the fair value of the collateral or the loan’s observable market price.

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

December 31, 2003, 2002 and 2001

(g)	Loans Held for Sale and Gains and Losses from the Sale of Loans

Loans originated and intended for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. There were no loans other than student loans held for sale at December 31, 2003 and 2002.

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

Periodically, the Company may securitize residential real estate loans held for investment with the Federal National Mortgage Association (FNMA) and retain all of the interest in the FNMA security. No gain or loss is recognized as the securitization does not qualify as a sale. The Company’s current carrying value is allocated between securities held to maturity and a servicing asset based on the relative fair values.

(h)	Loan Servicing

Loans serviced by the Company for others are primarily the result of the Company selling loans while retaining the servicing of those loans. These loans are not included with loans receivable or any other asset in the accompanying consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Loans serviced for others totaled approximately $74,993,000 and $113,473,000 at December 31, 2003 and 2002, respectively. Net servicing fees earned totaled approximately $84,000, $81,000 and $550,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included as a component of loan fees and loan service charges in the accompanying consolidated statements of operations.

At December 31, 2003 and 2002, unamortized servicing assets were approximately $575,000 and $918,000, respectively, and are included in other assets. Amortization of these assets totaling approximately $343,000, $649,000 and $400,000 was charged against loan servicing income for the years ended December 31, 2003, 2002 and 2001, respectively. The Company anticipates amortization expense on the remaining servicing assets will average approximately $271,000 per year over the next two years. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. At December 31, 2003 and 2002, the carrying value of servicing assets was not impaired.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(i)	Bank Owned Life Insurance

The Company has purchased life insurance on its key managers. The balance was approximately $52,466,000 and $39,604,000 at December 31, 2003 and 2002, respectively, and is included in other assets in the consolidated statements of financial condition. The increase in the cash surrender value is included in other noninterest income in the consolidated statements of operations and amounted to approximately $2,862,000, $2,350,000 and $2,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(j)	Commissions

Commission revenues on annuities and life insurance are recorded when the policies are written and are therefore earned. Securities transactions and related commission revenue and expenses are recorded on a trade date basis. Commission revenue of $3,880,000, $4,325,000 and $3,731,000 for the years ended December 31, 2003, 2002 and 2001, respectively, was included in other noninterest income in the consolidated statements of operations.

(k)	Premises and Equipment

Buildings, building improvements, furniture, fixtures and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Estimated lives range from 25 to 40 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment.

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

The Company capitalizes all costs related to the issuance of Senior Notes. The unamortized issuance costs on the Senior Notes at December 31, 2003 and 2002 of

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

approximately $116,000 and $289,000, respectively, are included in other assets in the consolidated statements of financial condition. Deferred issuance costs are amortized over the life of the Senior Notes as a yield adjustment to interest expense on Senior Notes in the consolidated statements of operations.

The three trusts capitalize all costs related to the issuance of trusts preferred securities. The unamortized issuance costs on the trust preferred securities at December 31, 2002 of approximately $2,281,000 are included in other assets in the December 31, 2002 consolidated statements of financial condition. The three trusts are not consolidated at December 31, 2003 and as such these costs are not included in the December 31, 2003 consolidated statement of financial condition. See Note 1(r). Deferred issuance costs are amortized over the life of the trust preferred securities as a yield adjustment to interest expense on trust preferred securities in the consolidated statements of operations.

(n)	Intangible Assets

Intangible assets consist of goodwill and core deposit intangible assets. Goodwill was approximately $18,640,000 at December 31, 2003 and 2002. Goodwill represents the excess cost over fair value of net assets acquired and for periods prior to December 31, 2001 was being amortized on a straight-line basis over a 15-year period. For periods through December 31, 2001, the Company evaluated the recoverability of goodwill by assessing whether the amortization of the asset balances over their remaining lives could be recovered through projected cash flows. The amount of impairment, if any, was measured based on projected discounted cash flows. No impairment was recognized at December 31, 2001.

For periods beginning on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As a result, for periods beginning after December 31, 2001, goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead will be tested for impairment at least annually. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company will then determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair valued to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The results of this analysis (determined using the market value of price to earnings and price to book value of recent sales of financial institutions) did not require the Company to recognize an impairment loss in 2003 or 2002.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

In connection with the acquisition of Citizens (see Note 2), the Company recorded a core deposit intangible asset with an unamortized balance of approximately $734,000 and $1,055,000 at December 31, 2003 and 2002, respectively. The Company evaluates the recoverability of core deposit intangible assets by assessing whether the amortization of the asset balances over their remaining lives can be recovered through undiscounted cash flows. The amount of impairment, if any, is measured as the difference between the carrying amount and fair value of the asset. The core deposit intangible asset was determined to have a useful life of approximately 12 years and will be amortized based upon the estimated percentage decline of the future income generated by the acquired deposits. Core deposit intangible asset amortization expense for the years ended December 31, 2003 and 2002 was approximately $321,000 and $15,000, respectively. The Company expects amortization expense to range from approximately $214,000 to $64,000 over the next five years.

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

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the years ended December 31, 2003, 2002 and 2001.

	2003

		Weighted
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount

Basic net income per share	$28,095,000	17,052,297	$1.65

Effect of dilutive securities:
Options	—	706,268

Diluted net income per share	$28,095,000	17,758,565	$1.58

	2002

		Weighted
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount

Basic net income per share	$29,015,000	18,912,354	$1.53

Effect of dilutive securities:
Options	—	704,309

Diluted net income per share	$29,015,000	19,616,663	$1.48

	2001

		Weighted
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount

Basic net income per share	$26,477,000	20,368,028	$1.30

Effect of dilutive securities:
Warrants	—	64,841
Options	—	533,662

Diluted net income per share	$26,477,000	20,966,531	$1.26

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(q)	Segments

The Company operates as one segment. The operating information used by the Company’s chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank, a state chartered bank. The Bank, in turn, has one active operating subsidiary, Local Securities Corporation, which is a registered broker-dealer under the Securities Exchange Act of 1934 and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.

In September 2001, the Company formed Local Financial Capital Trust I. Then, in July 2002 and October 2002, the Company formed Local Financial Capital Trust II and Local Financial Capital Trust III, respectively. All are wholly-owned finance subsidiaries. They do not qualify as operating segments under SFAS No. 131 and have no independent operations and no other function other than the issuance of their securities and the related purchase of the junior subordinated debentures from Local Financial and to distribute payments referred thereon to the holders of their securities. Additionally, these trusts are not consolidated in the consolidated statement of financial condition at December 31, 2003. See Note 1(r).

(r)	New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R on December 31, 2003 and, as a result, the three trusts were not consolidated in the Company’s financial statements at December 31, 2003.

The impact of this adoption resulted in the Mandatorily Redeemable Trust Preferred Securities of approximately $60,250,000 and deferred issuance costs of approximately $2,202,000 relating to the trust preferred securities no longer included in the consolidated statement of financial condition at December 31, 2003. Additionally, the adoption resulted in junior subordinated debentures of approximately $62,115,000 and equity investment of subsidiaries of approximately $4,067,000 relating to the Trusts included in the consolidated statement of financial condition at December 31, 2003. The deconsolidation of the three trusts as discussed above had no impact on stockholders’ equity or net income at December 31, 2003.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and no longer amortizes goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $15,548,000, which was subject to the transition provisions of Statement No. 142. The Company determined there was no transitional impairment loss at January 1, 2002. There was no amortization expense for the years ended December 31, 2003 and 2002, whereas this expense amounted to $1,340,000 for the year ended December 31, 2001. The Company’s net income for the year ended December 31, 2001, excluding the effects of goodwill amortization, would have been $27,817,000 compared to $28,095,000 and $29,015,000 for the years ended December 31, 2003 and 2002, respectively. Excluding the effects of goodwill amortization, the earnings per share for the year ended December 31, 2001 would have been $1.37 basic and $1.32 diluted as compared to $1.65 basic and $1.58 diluted and $1.53 basic and $1.48 diluted for the years ended December 31, 2003 and 2002, respectively.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation No. 45). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement No. 150). Statement No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. The adoption of Statement No. 150 did not have a material effect on the Company’s consolidated financial statements.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(s)	Stock Compensation

In September 1997, the Board of Directors adopted a stock option plan. The stock option plan has 2,100,370 shares of common stock authorized and provides for the granting of stock options intended to comply with the applicable requirements of the Internal Revenue Code.

Stock option activity during the years indicated was as follows:

	Number of	Weighted-Average
	Shares	Exercise Price

Balance at December 31, 2000	2,085,005	$10.00
Granted	15,000	10.00

Balance at December 31, 2001	2,100,005	10.00
Granted	35,000	14.42
Exercised/Repurchased	(211,365)	10.00
Forfeited	(22,000)	10.00

Balance at December 31, 2002	1,901,640	10.08
Exercised/Repurchased	(132,950)	10.00
Forfeited	(13,200)	10.00

Balance at December 31, 2003	1,755,490	$10.09

Awards under the Company’s stock option plan vest over periods ranging from three to five years. The stock options expire ten years from the effective dates of the respective option agreements. At December 31, 2003, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 to $17.37 and 5.36 years, respectively. At December 31, 2003, 1,546,490 options were exercisable with a weighted-average exercise price of $10.02 compared to 1,532,578 options at December 31, 2002 with a weighted-average exercise price of $10.00 and 1,562,275 options at December 31, 2001 with a weighted-average exercise price of $10.00.

The per share weighted-average fair value of stock options granted for the years ended December 31, 2002 and, 2001 was $4.69 and $5.67, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.73% and 4.30%, respectively, volatility rate of 31.52% and 37.06%, respectively, expected life of 5 years for each period, and no expected dividend yield.

The Company applies the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

compensation cost has been recognized for its stock option rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, the Company’s net income for the years ended December 31, 2003, 2002 and 2001 would have been decreased to the pro forma amounts below.

	Years ended December 31,

	2003	2002	2001

	(dollars in thousands, except share data)
Net income as reported	$28,095	$29,015	$26,477
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(400)	(446)	(472)

Pro forma net income	$27,695	$28,569	$26,005

Earnings per share:
Basic – as reported	$1.65	$1.53	$1.30

Basic – pro forma	$1.62	$1.51	$1.28

Diluted – as reported	$1.58	$1.48	$1.26

Diluted – pro forma	$1.56	$1.46	$1.24

Additionally, two employees are entitled to a tax offset bonus for their stock options. Bonus compensation of approximately $5,296,000 and $5,121,000 was recorded in compensation and employee benefits in the consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively.

(t)	Reclassifications

Certain reclassifications were made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

(u)	Subsequent Event

On January 22, 2004, International Bancshares Corporation (IBC) of Laredo, Texas and Local Financial signed a definitive agreement pursuant to which IBC will acquire Local Financial. The transaction is expected to close in the summer of 2004 and is subject to various closing conditions, including receipt of all requisite regulatory approvals and the approval of Local Financial’s stockholders.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(2)	Acquisition

On November 5, 2002, Local acquired 100% of the outstanding common shares of Citizens and its subsidiary, U.S. National Bank, N.A for cash. Citizens was subsequently dissolved and U.S. National Bank, N.A. was merged into the Bank. The results of operations of Citizens are included in the consolidated financial statements since that date. The fair value of assets and liabilities acquired at the date of acquisition primarily related to approximately $25,420,000 loans receivable, $33,127,000 deposits and $1,097,000 in other liabilities.

Intangible assets acquired of approximately $4,162,000 were allocated between goodwill of $3,092,000 and core deposit intangible asset of $1,070,000 in accordance with the provisions of SFAS 142. The core deposit intangible asset was determined to have a useful life of approximately 12 years and will be amortized based upon the estimated percentage decline of the future income generated by the acquired deposits. Amortization of these assets totaling approximately $321,000 and $15,000 was charged against other noninterest expense for the years ended December 31, 2003 and 2002, respectively.

(3)	Securities

Actual maturities of collateralized mortgage obligations and mortgage pass-through securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. U.S. Government and municipal securities generally mature within five years.

(a)	Securities Available for Sale

A comparative summary of securities available for sale is as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2003:
Collateralized mortgage obligations	$99,285	$757	$189	$99,853

December 31, 2002:
Collateralized mortgage obligations	$161,381	$2,092	$—	$163,473

The weighted average coupon rate was 5.02% and 5.34% at December 31, 2003 and 2002, respectively.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

At December 31, 2003, securities with a total estimated market value of $52,972,000 were pledged to secure various deposits and borrowings. No available for sale securities were pledged at December 31, 2002. Accrued interest receivable on securities available for sale of approximately $411,000 and $718,000 were included in other assets at December 31, 2003 and 2002, respectively.

Proceeds from sales of securities available for sale for the years ended December 31, 2003, 2002 and 2001 were approximately $28,768,000, $54,239,000 and $19,813,000, respectively. Gross gains of approximately $319,000, $867,000 and $151,000 were realized for the years ended December 31, 2003, 2002 and 2001, respectively. These gains are included in net gains on sale of assets in the accompanying consolidated statements of operations.

Gross unrealized losses on available for sale securities by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Collateralized mortgage obligations	$45,252	$189	$—	$—	$45,252	$189

At December 31, 2003, the unrealized losses on two fixed rate collateralized mortgage obligation securities with an estimated market value of approximately $45,252,000 were caused by interest rate changes. These issues are fully collateralized tranches, backed by either FHLMC, FNMA or AAA-rated private issuers. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until maturity, these investments are not considered other-than-temporarily impaired.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(b)	Securities Held to Maturity

A comparative summary of securities held to maturity is as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

December 31, 2003:
Collateralized mortgage obligations	$217,137	$140	$4,446	$212,831
Mortgage pass-through securities	26,177	1,722	—	27,899
U.S. Government and agencies	34,197	188	5	34,380
Municipal securities	60	—	—	60

	$277,571	$2,050	$4,451	$275,170

December 31, 2002:
Collateralized mortgage obligations	$288,585	$6,178	$51	$294,712
Mortgage pass-through securities	51,101	3,098	3	54,196
U.S. Government and agencies	25,046	634	—	25,680
Municipal securities	100	—	—	100

	$364,832	$9,910	$54	$374,688

The weighted average coupon rate was 4.11% and 5.96% at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, securities held to maturity with a total amortized cost of $138,609,000 and $253,894,000, respectively, were pledged to secure various deposits and borrowings. Accrued interest receivable on securities held to maturity of approximately $1,144,000 and $1,882,000 was included in other assets at December 31, 2003 and 2002, respectively.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Gross unrealized losses on held to maturity securities by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Collateralized mortgage obligations	$175,375	$4,446	$—	$—	$175,375	$4,446

At December 31, 2003, the unrealized losses on the eight fixed rate collateralized mortgage obligation securities with an estimated market value of approximately $175,375,000 were caused by interest rate changes. These issues are fully collateralized tranches, guaranteed by either FHLMC or FNMA. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until maturity, these investments are not considered other-than-temporarily impaired.

(4)	Loans Receivable

Loans receivable are summarized below at amortized cost (dollars in thousands):

	December 31,

	2003	2002

Residential real estate(1)	$370,926	$276,883
Commercial	1,763,306	1,695,293
Held for sale	11,762	8,576
Consumer(1)	124,969	132,924

Total loans	2,270,963	2,113,676
Less:
Allowance for loan losses	(30,398)	(29,532)

Loans receivable, net	$2,240,565	$2,084,144

(1) In June 2003, the Company began including home equity first mortgage loans as residential real estate loans. Consequently, loans receivable as of December 31, 2002 include a $64.0 million reclassification from consumer loans to residential real estate loans.

Accrued interest receivable on loans of approximately $8,177,000 and $8,629,000 was included in other assets at December 31, 2003 and 2002, respectively.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

An analysis of the allowance for loan losses is as follows (dollars in thousands):

	Years ended December 31,

	2003	2002	2001

Balance at beginning of year	$29,532	$27,621	$28,345
Allowance acquired	—	1,003	—
Loans charged off	(6,288)	(6,184)	(6,589)
Recoveries	554	492	465

Net loans charged off	(5,734)	(5,692)	(6,124)
Provision for loan losses	6,600	6,600	5,400

Balance at end of year	$30,398	$29,532	$27,621

Other than Oklahoma, the Company has granted commercial real estate loans to customers principally in California, Texas, New York, Arizona and Florida. The remainder of the Company’s portfolio is significantly concentrated in Oklahoma. Although the Company has a diversified loan portfolio, a substantial portion of the debtors’ ability to honor their loan contracts is dependent upon the overall economy as well as the economy of the respective states.

At December 31, 2003, 2002 and 2001, the Company classified approximately $20,416,000, $6,168,000 and $2,817,000, respectively, of loans as impaired, as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. At December 31, 2003, 2002 and 2001, these loans had an impairment allowance of approximately $2,422,000, $1,026,000 and $706,000, respectively, which was measured using the collateral value method. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was approximately $18,745,000, $7,080,000 and $3,476,000, respectively. Interest payments received on impaired loans are recorded as interest income, unless collection of the remaining recorded investment is doubtful, at which time the loan is placed on nonaccrual status and payments received are recorded as reductions of principal. The Company recognized interest income on impaired loans of approximately $1,074,000, $291,000 and $10,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, loans to directors, officers and employees of the Company aggregated approximately $9,780,000 and $6,951,000, respectively. In management’s opinion, such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(5)	Premises and Equipment

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2003	2002

Land	$6,831	$5,852
Buildings and building improvements	33,613	32,890
Furniture, fixtures and equipment	36,066	32,195

	76,510	70,937
Less accumulated depreciation and amortization	(32,885)	(28,522)

	$43,625	$42,415

Depreciation and amortization expense relating to premises and equipment for the years ended December 31, 2003, 2002 and 2001 was approximately $4,776,000, $4,376,000 and $3,975,000, respectively.

(6)	Deposit Accounts

Accrued interest on deposit accounts of approximately $4,224,000 and $3,966,000 was included in other liabilities in the accompanying consolidated statements of financial condition at December 31, 2003 and 2002, respectively.

The aggregate amount of certificates of deposit with a denomination greater than $100,000 was approximately $295,000,000 and $195,000,000 at December 31, 2003 and 2002, respectively.

Contractual maturities of time deposits at December 31, 2003, are summarized as follows (dollars in thousands):

Years ending December 31,	Amount

2004	$609,235
2005	219,426
2006	32,100
2007	70,443
2008 and thereafter	14,858

$946,062

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(7)	Securities Sold Under Agreements to Repurchase

Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company’s control at December 31, 2003 and 2002 and are summarized as follows (dollars in thousands):

	2003	2002

Average outstanding balance	$45,268	$43,425
Weighted average interest rate during the year	0.79%	1.22%
Maximum month-end balance	$76,366	$64,701
Outstanding balance at end of year	66,367	59,696
Weighted average interest rate at end of year	0.72%	0.94%
Mortgage-backed securities securing the agreements at period-end:
Carrying value	$97,752	$66,931
Estimated market value	97,098	68,501
Accrued interest payable at the end of the year	—	—

(8)	Advances from the Federal Home Loan Bank of Topeka

Advances from the FHLB are summarized as follows (dollars in thousands):

	December 31,

	2003		2002

		Weighted		Weighted
		Average		Average
		Contractual		Contractual
	Balance	Rate	Balance	Rate

Fixed rate	$627,219	4.01%	$674,193	3.85%
Variable rate	10,000	1.16	10,000	1.81

	$637,219	3.97%	$684,193	3.82%

Additionally, the Company had outstanding letters of credit with the FHLB of approximately $116,725,000 and $93,855,000 at December 31, 2003 and 2002, respectively. The letters of credit have one-year terms or less and were pledged to secure certain deposits.

The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At December 31, 2003, the Company had approximately $813,434,000 in eligible assets pledged against FHLB advances.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

At December 31, 2003, the Company had additional borrowing capacity of approximately $235,678,000 under the FHLB credit policy.

Scheduled principal repayments of advances from the FHLB at December 31, 2003 were as follows (dollars in thousands):

		Weighted
		Average
		Contractual
Years ending December 31,	Amount	Rate

2004	$27,200	1.15%
2005	10,000	1.16
2006	100,000	3.35
2007	—	—
2008 and thereafter	500,019	4.30

	$637,219	3.97%

(9)	Senior Notes

Senior Notes of $21,295,000 at 11% issued to various investors were outstanding at December 31, 2003 and 2002. During 2002 and 2001, the Company purchased and retired $250,000 and $19,615,000, respectively, of Senior Notes. No Senior Notes were purchased and retired during 2003. The purchase and retirement of the Senior Notes resulted in a gross loss of $11,000 and $2,508,000 together with a related tax benefit of $4,000 and $878,000 for the years ended December 31, 2002 and 2001, respectively. The gross losses are included in other noninterest expense in the consolidated statements of operations. Senior Notes are due September 8, 2004 and pay interest semiannually. Senior Notes are general unsecured obligations of Local Financial and will rank senior to such other indebtedness as the Company may incur that is not expressly subordinated to the Senior Notes. The indenture generally restricts the incurrence of additional indebtedness by the Company, except for certain junior indebtedness.

Pursuant to the Indenture, dated September 8, 1997, between the Company and The Bank of New York, relating to the Senior Notes, the Company is obligated to make an offer to purchase all of the then outstanding Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of a change of control of the Company. The Company is required to purchase all Senior Notes properly tendered in such offer. Notice of the offer to purchase the outstanding Senior Notes must be mailed not later than the 30th day after the change of control to the holders of the Senior Notes. The Senior Notes are due to mature in September 2004. However, in the event that the transaction between IBC and the Company closes when anticipated, the obligation of the Company pursuant to the Indenture may result in the purchase of those Notes prior to that time.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(10)	Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities

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

Except under certain circumstances, the common securities issued to the Company by the three trusts possess sole voting rights with respect to matters involving those entities. Under certain circumstances, the Company may, from time to time, defer the debentures’ interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock and any other future debt ranking equally with or junior to the debentures.

Subject to any applicable regulatory approvals, the trust preferred securities and the common securities issued by the three trusts to the Company are redeemable in whole or in part on or after certain dates, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Federal Reserve Board has announced that “until notice is given to the contrary”, the trust preferred securities would continue to qualify as Tier 1 Capital, to the extent permitted, for regulatory capital adequacy determination purposes. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the three trusts’ obligation with respect to the trust preferred securities subject to certain limitations.

With the adoption of FIN 46R on December 31, 2003, these trusts are not consolidated with the Company in the statement of financial condition as of December 31, 2003. See Note 1(r).

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(11)	Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale, net of reclassification adjustment, and is presented in the consolidated statements of stockholders’ equity. Reclassification adjustment consists of realized gains and losses on securities available for sale included in the consolidated statements of operations.

The changes in the components of other comprehensive income (loss) are reported net of income taxes for the periods indicated as follows (dollars in thousands):

	Year ended December 31, 2003

	Pre-tax	Tax	Net
	Amount	Effect	Amount

Unrealized loss on securities:
Unrealized holding loss arising during the period	$(1,205)	$421	$(784)
Less reclassification adjustment for gains included in net income	(319)	112	(207)

Other comprehensive loss	$(1,524)	$533	$(991)

	Year ended December 31, 2002

	Pre-tax	Tax	Net
	Amount	Effect	Amount

Unrealized loss on securities:
Unrealized holding loss arising during the period	$(3,362)	$1,177	$(2,185)
Less reclassification adjustment for gains included in net income	(867)	303	(564)

Other comprehensive loss	$(4,229)	$1,480	$(2,749)

	Year ended December 31, 2001

	Pre-tax	Tax	Net
	Amount	Effect	Amount

Unrealized loss on securities:
Unrealized holding loss arising during the period	$(572)	$200	$(372)
Less reclassification adjustment for gains included in net income	(151)	53	(98)

Other comprehensive loss	$(723)	$253	$(470)

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(12)	Income Taxes

The provision for income taxes has been allocated as follows, including the tax effect of the changes in unrealized gains (losses) on available for sale securities (dollars in thousands):

	Years ended December 31,

	2003	2002	2001

Income from operations	$11,029	$14,974	$13,489
Stockholders’ equity	(533)	(1,480)	(253)

	$10,496	$13,494	$13,236

Components of the provision for income taxes from operations are as follows (dollars in thousands):

	Years ended December 31,

	2003	2002	2001

Current income tax expense	$12,129	$17,472	$11,660
Deferred income tax (benefit) expense	(1,100)	(2,498)	1,829

	$11,029	$14,974	$13,489

The effective income tax rates differ from the statutory federal income tax rate of 35%. A reconciliation of the provision for income taxes based on the statutory rates with the effective rates is as follows (dollars in thousands):

	Years ended December 31,

	2003	2002	2001

Income tax at statutory rate (35%)	$13,693	$15,396	$13,988
Effect of state income tax, net of federal	1,477	1,212	1,220
Change in valuation allowance	(1,477)	(1,212)	(1,220)
Other, net	(1,195)	(422)	(499)
Decrease in tax reserves relating to prior years	(1,204)	—	—
Refund of excise tax	(265)	—	—

Provision for income taxes	$11,029	$14,974	$13,489

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Current income tax payable for 2003 and receivable for 2002 of approximately $7,543,000 and $60,000 are included in the caption current and deferred taxes, net in the consolidated statements of financial condition at December 31, 2003 and 2002, respectively. Deferred income tax assets and liabilities are included in current and deferred taxes, net in the consolidated statements of financial condition and consisted of the following (dollars in thousands):

	December 31,

	2003	2002

Deferred income tax assets:
State net operating loss carryforwards	$2,242	$2,140
Allowance for loan losses	10,249	9,946
Accrued compensation	3,960	2,608
Other	1,074	1,548

	17,525	16,242

Deferred income tax liabilities:
Stock dividends receivable (FHLB)	(596)	(596)
Depreciation and amortization	(2,827)	(2,231)
Deferred loan fees	(597)	(551)
Unrealized gains on available for sale securities	(199)	(732)
Other	(63)	(624)

	(4,282)	(4,734)

Net deferred tax asset	13,243	11,508
Valuation allowance	(2,242)	(2,140)

Deferred tax asset, net	$11,001	$9,368

At December 31, 2003, the Company had approximately $57,000,000 of operating loss carryforwards available for state income tax purposes. The state net operating losses expire in varying amounts between 2011 and 2014.

During 1997, the Company established a valuation allowance for the portion of the available state net operating loss carryforwards for which it was determined to be more likely than not that the benefit of the deferred tax asset would not be realized. Based on the strategy of current management and federal taxable income for the years ended December 31, 2003, 2002 and 2001, no valuation allowance for other deferred tax assets has been established as the Company believes it is more likely than not that sufficient income for federal income tax purposes will be realized.

As a result of the Small Business Job Protection Act, the Company was required to change its method of accounting for bad debts from the reserve method to the direct charge-off method for income tax purposes during 1997. The Company is required to recapture the excess of the qualifying and nonqualifying tax loan loss reserves over the base year tax loan loss reserves over

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

a six-year period, beginning in its tax year ended June 30, 1999. At December 31, 2003, the recapture amount is estimated to be $0 and the qualifying and nonqualifying base year tax reserves totaled approximately $10,647,000 and $1,421,000, respectively.

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the tax bad debt reserve and supplemental reserves of the Company that arose in tax years that began prior to December 31, 1987. At December 31, 2003, the portion of the tax bad debt reserve and supplemental reserves attributable to pre-1988 tax years was approximately $15,921,000. The amount of unrecognized deferred tax liability at December 31, 2003 was approximately $5,572,000. This deferred tax liability could be recognized if certain distributions are made with respect to the stock of Local, or the bad debt reserve is used for any purpose other than absorbing bad debt losses.

The Company has two tax contingencies. The first relates to deductions taken on amended returns filed during 2003 for the tax years ended June 30, 1999 through December 31, 2001. The refunds requested on these amended returns amounted to approximately $7,000,000. At December 31, 2003, the Company has received approximately $2,000,000 of the total refund requested. Until such time as all the refunds have been resolved with the IRS, the Company has established a reserve equal to the $2,000,000 received and has not recognized any benefit for the remaining $5,000,000. The second tax contingency, which is also approximately $7,000,000, relates to permanent differences applicable to prior periods taken as deductions in 2002 and was received by the Company during 2003. The Company has recorded a reserve equal to the amounts received pending final resolution with the IRS. Both reserves are included in current income taxes payable. The increase in the deferred tax asset for state net operating losses relating to these two tax contingencies of approximately $1,579,000 has been fully reserved in the deferred tax valuation allowance at December 31, 2003.

(13)	Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At December 31, 2003 and 2002, the Company had approximately $410,241,000 and $342,764,000, respectively, of outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans approved but nonfunded.

Standby letters of credit and financial guarantees written of approximately $10,642,000 and $9,488,000 at December 31, 2003 and 2002, respectively, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company holds marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Company leases certain real estate and equipment under operating leases. For the years ended December 31, 2003, 2002 and 2001, lease expense totaled approximately $1,142,000, $1,120,000 and $1,068,000, respectively. Future obligations under operating leases at December 31, 2003 are summarized as follows (dollars in thousands):

Years ending December 31,	Amount

2004	$962,805
2005	825,228
2006	599,272
2007	465,016
2008 and thereafter	4,426,522

$7,278,843

The Company has been involved in litigation with the U.S. Government. The litigation related to an assistance agreement entered into by the Company with the FDIC in connection with an acquisition of a federal savings bank in 1988. Prior to the purchase of the Company in 1997 from its two prior owners, a reserve account in the amount of approximately $7,673,000 had been established relating to amounts that might be owed under the assistance agreement. Additionally, as part of the purchase of the Company in 1997, $10,000,000 of the purchase price was deposited by the Company into an escrow account, of which $9,943,000 remained on deposit. Any amounts the Company might ultimately owe to the FDIC had to be paid first from these two accounts. If the amounts in these two accounts were not sufficient to satisfy the Company’s obligations to the FDIC, the prior owners had contractually agreed to pay the difference.

After protracted negotiations between the Company, the prior owners and the FDIC, on December 30, 2002, the liability owed to the FDIC under the litigation was settled for approximately $24,660,000 net of the set off of certain uncollected assistance, and the 1988 assistance agreement with the FDIC was completely terminated. As part of this settlement, all monies held in the above-mentioned reserve account and escrow account were paid to the FDIC. The remaining portions of the total amount paid to the FDIC under the terms of the settlement were (i) a cash payment by the Company in the sum of $2,177,000 which was equal to the unrecorded tax benefit received by the Company for the income tax deduction that became available for it to apply on its 2002 federal income tax liability as the Company is able to deduct the interest portion of the total payment being made to the FDIC; and (ii) the prior owners’ cash payment of the entire remaining balance required to be paid to the FDIC in the settlement amounting to approximately $4,867,000. As a result of the foregoing, any potential liability of the Company to the FDIC has now been fully and completely resolved without any adverse financial effect on the Company.

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

December 31, 2003, 2002 and 2001

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

In the ordinary course of business, the Company is subject to other legal actions and complaints. Management, after consultation with legal counsel, and based on available facts and proceedings to date, believes the ultimate liability, if any, arising from such legal actions or complaints, will not have a material adverse effect on the Company’s consolidated financial position or future results of operations.

(14)	Regulatory Matters

Local Financial and Local are subject to various regulatory capital requirements administered by the Federal Reserve and the Oklahoma State Banking Department. Failure to meet minimum capital requirements can initiate certain mandatory—and possible additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on Local Financial’s and Local’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Local Financial and Local must meet specific capital guidelines that involve quantitative measures of Local Financial’s and Local’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Local Financial’s and Local’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Local Financial and Local to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that Local Financial and Local met all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the most recent notification from the Federal Reserve and the Oklahoma State Banking Department categorized Local and Local Financial as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Local and Local Financial must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed Local’s and Local Financial’s category.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

					To Be Well Capitalized
			Minimum For Capital		For Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(dollars in thousands)
Local Financial
As of December 31, 2003:
Total capital (to risk weighted assets)	$243,004	11.23%	$173,179	8.00%	$216,474	10.00%
Tier I capital (to risk weighted assets)	214,008	9.89	86,590	4.00	129,884	6.00
Tier I capital (to average assets)	214,008	7.45	114,829	4.00	143,536	5.00
Local
As of December 31, 2003:
Total capital (to risk weighted assets)	$261,363	12.09%	$172,991	8.00%	$216,239	10.00%
Tier I capital (to risk weighted assets)	234,288	10.83	86,496	4.00	129,744	6.00
Tier I capital (to average assets)	234,288	8.17	114,734	4.00	143,418	5.00
Local Financial
As of December 31, 2002:
Total capital (to risk weighted assets)	$232,492	11.45%	$162,398	8.00%	$202,998	10.00%
Tier I capital (to risk weighted assets)	195,752	9.64	81,199	4.00	121,799	6.00
Tier I capital (to average assets)	195,752	7.01	111,752	4.00	139,691	5.00
Local
As of December 31, 2002:
Total capital (to risk weighted assets)	$250,683	12.37%	$162,185	8.00%	$202,732	10.00%
Tier I capital (to risk weighted assets)	225,288	11.11	81,093	4.00	121,639	6.00
Tier I capital (to average assets)	225,288	8.07	111,651	4.00	139,564	5.00

Management intends to continue compliance with all regulatory capital requirements.

State regulations allow Local to pay dividends during a calendar year up to the amount that would reduce its surplus capital ratio, as defined, to one-half of its surplus capital ratio at the beginning of the calendar year, adjusted to reflect its net income to date during the calendar year. At the beginning of calendar year 2004, under applicable regulations without prior regulatory consent, the total capital available for the payment of dividends by Local to Local Financial was approximately $36,222,000.

(15)	Stockholders’ Equity

During 2003, the Company increased its shares of treasury stock as part of a stock repurchase program in which the Company purchased 1,379,100 shares of its common stock at a cost of approximately $21,028,000. The increase in common stock and additional paid-in capital during the year ended December 31, 2003 of approximately $1,485,000 included the exercise of 130,550 options to purchase the Company’s stock.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

During the year ended December 31, 2002, the Company increased its treasury stock by 1,739,300 shares at a cost of approximately $24,752,000. The increase in common stock and additional paid-in capital during the year ended December 31, 2002 of approximately $2,830,000 included the exercise of 196,365 options and 128,333 warrants, which was somewhat offset by the 125,000 warrants purchased.

(16)	Employee Benefits

On November 1, 1999, the Company established a nonleveraged employee stock ownership plan (the ESOP Plan) that covers substantially all of its full-time employees. Contributions to the ESOP Plan are discretionary as determined by the Board of Directors of the Company. Contributions shall be allocated and credited to those participants who accrue credited service for such plan year and who are employed on the last day of the plan year. Contributions will be allocated to participants in the ratio in which each participant’s compensation bears to the total compensation of all participants. Common stock of the Company credited to Plan participants amounting to approximately 289,000 and 263,000 shares were being held by the ESOP Plan at December 31, 2003 and 2002, respectively.

The Company has a qualified, contributory 401(k) plan. Eligible employees of the Company may elect to defer a portion of their salary and contribute to the 401(k) plan to fund retirement benefits. Effective October 1, 2001, the 401(k) plan was amended to allow Company matching contributions of 100% of a participant’s elective 401(k) deferral not to exceed 2% of a participant’s eligible compensation. The cost of this benefit for the years ended December 31, 2003, 2002 and 2001 was approximately $537,000, $500,000 and $125,000, respectively.

(17)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS No. 107.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the financial instruments, expected losses and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. The Company has not included certain material items in its disclosure, such as the value of the long-term relationships with the Company’s depositors, since this intangible is not a financial instrument. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

The following table presents a summary of the Company’s financial instruments, as defined by SFAS No. 107 (dollars in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets
Cash and cash equivalents	$83,146	$83,146	$58,366	$58,366
Securities available for sale	99,853	99,853	163,473	163,473
Securities held to maturity	277,571	275,170	364,832	374,688
Loans receivable, net	2,240,565	2,268,975	2,084,144	2,138,602
FHLB stock and FRB stock	39,813	39,813	38,187	38,187
Financial Liabilities
Deposits	1,898,950	1,909,927	1,829,439	1,843,827
Advances from the FHLB	637,219	676,666	684,193	735,451
Securities sold under agreements to repurchase	66,367	66,367	59,696	59,696
Senior Notes	21,295	22,140	21,295	23,153
Junior subordinated debentures	62,115	64,887	—	—
Mandatorily redeemable trust preferred securities	—	—	60,250	61,216

The following are descriptions of the methods used to determine the estimated fair values:

(a)	Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

(b)	Securities

The fair value of investment securities, except certain municipal securities, is estimated based on bid prices published by financial news services or price quotations received from securities dealers. The fair value of certain municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The estimated fair value of FHLB and FRB stock approximates the carrying value as of December 31, 2003 and 2002.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(c)	Loans

The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. In establishing the credit risk component of the fair value calculations for loans, the Company considered several approaches, including the use of variable discount rates based on relative credit quality, forecasting cash flows, net of projected losses and secondary market pricing for certain third party loan sale transactions. After evaluating such information, the Company concluded that the allowance for loan losses represented a reasonable estimate of the credit risk component of the fair value of loans at December 31, 2003 and 2002.

The fair value of commercial real estate loans, other real estate mortgage loans, real estate construction loans, and commercial business loans is calculated by discounting contractual cash flows adjusted for prepayment estimates using discount rates that reflect the Company’s current pricing for loans with similar characteristics and remaining maturity.

For real estate single family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on the Company’s current pricing for loans of similar size, type, remaining maturity and repricing characteristics.

For other consumer loans, the fair value is calculated by discounting the contractual cash flows, adjusted for prepayment estimates, using discount rates based on the Company’s current pricing for loans of similar size, type, and remaining maturity.

(d)	Deposit Liabilities

SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings deposits and market rate savings, is equal to the amount payable on demand at the measurement date. Although SFAS No. 107’s requirements for these categories are not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the previous table is their carrying value at December 31, 2003 and 2002. The fair value of certificates of deposit and other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar duration deposits.

(e)	All Other Liabilities

The estimated fair value of FHLB advances is provided by the FHLB of Topeka. For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value due to the short maturity. The estimated fair value of Senior Notes, mandatorily redeemable trust preferred securities and the junior subordinated debentures

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

is based on current quoted market prices. Commitments to extend credit are related primarily to variable rate loans originated at current market rates. The estimate of fair value of these commitments is considered to be immaterial.

(f)	Limitations

The information presented in this note is based on market quotes and fair value calculations as of December 31, 2003 and 2002. These amounts have not been updated since these dates; therefore, the valuations may have changed since that point in time.

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(18)	Supplemental Quarterly Financial Information (unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2003 and 2002 (dollars in thousands, except per share data):

	First	Second	Third	Fourth	Full
2003	Quarter	Quarter	Quarter	Quarter	Year

Interest income	$39,694	37,313	36,928	36,869	150,804
Net interest income	$22,341	20,645	20,481	21,030	84,497
Provision for loan losses	$1,800	1,800	1,500	1,500	6,600
Income before provision for income taxes	$10,631	10,732	9,740	8,021	39,124
Net income	$7,070	7,091	6,950	6,984	28,095
Earnings per share:
Net income
Basic	$0.40	0.41	0.41	0.42	1.65
Diluted	$0.38	0.40	0.40	0.40	1.58

	First	Second	Third	Fourth	Full
2002	Quarter	Quarter	Quarter	Quarter	Year

Interest income	$45,016	44,147	44,542	41,788	175,493
Net interest income	$23,197	22,894	23,831	22,709	92,631
Provision for loan losses	$1,800	1,800	1,500	1,500	6,600
Income before provision for income taxes	$10,585	11,171	11,478	10,755	43,989
Net income	$7,079	7,465	7,370	7,101	29,015
Earnings per share:
Net income
Basic	$0.37	0.39	0.39	0.39	1.53
Diluted	$0.36	0.37	0.37	0.38	1.48

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(19)	Parent Company Financial information

Condensed financial information for Local Financial Corporation is as follows (dollars in thousands):

Statements of Financial Condition

	December 31,

	2003	2002

Assets:
Cash and due from banks	$504	$778
Investment in subsidiaries	258,145	250,500
Other assets	1,289	1,155

Total assets	$259,938	$252,433

Liabilities and stockholders’ equity:
Senior Notes	$21,295	$21,295
Other liabilities	1,087	1,143
Junior subordinated debentures	62,115	62,115

Total liabilities	84,497	84,553

Common stock	210	209
Additional paid-in capital	210,083	208,599
Retained earnings	179,590	151,495
Treasury stock	(214,811)	(193,783)
Accumulated other comprehensive income, net	369	1,360

Total stockholders’ equity	175,441	167,880

Total liabilities and stockholders’ equity	$259,938	$252,433

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Statements of Operations

	Years ended December 31,

	2003	2002	2001

Income:
Dividend income from subsidiaries	$24,642	$6,422	$6,431
Equity in undistributed earnings of subsidiaries	8,636	27,163	25,122

Total income	33,278	33,585	31,553
Expense:
Interest expense	7,261	6,614	5,346
Directors’ fees	153	90	104
Other	525	446	2,984

Total expense	7,939	7,150	8,434
Income before benefit for income taxes	25,339	26,435	23,119
Benefit for income taxes	(2,756)	(2,580)	(3,358)

Net income	$28,095	$29,015	$26,477

(Continued)

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Statements of Cash Flows

	Years ended December 31,

	2003	2002	2001

Cash provided (absorbed) by operating activities
Net income	$28,095	$29,015	$26,477
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Equity in undistributed earnings of subsidiaries	(8,636)	(27,163)	(25,122)
Change in other liabilities	(56)	279	(669)
Change in other assets	46	1,581	(663)

Net cash provided by operating activities	19,449	3,712	23
Cash absorbed by investing activities:
Investment in subsidiaries	—	(1,314)	(3,194)

Net cash absorbed by investing activities	—	(1,314)	(3,194)
Cash provided (absorbed) by financing activities:
Proceeds from issuance of common stock	1,305	3,247	19
Purchase of treasury stock	(21,028)	(24,752)	(17,757)
Purchase of Senior Notes	—	(250)	(19,615)
Proceeds from issuance of junior subordinated debentures	—	20,620	41,495
Purchase of stock warrants	—	(721)	(1,004)

Net cash provided (absorbed) by financing activities	(19,723)	(1,856)	3,138
Net change in cash and cash equivalents	(274)	542	(33)
Cash and cash equivalents at beginning of year	778	236	269

Cash and cash equivalents at end of year	$504	$778	$236