Form 10-Q
period 2004-03-31
LOCAL FINANCIAL CORP /NV
filed 2004-05-07
CIK 1047125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:
001-13949

LOCAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	65-0424192 (I.R.S. Employer Identification No.)

3601 N.W. 63RD, OKLAHOMA CITY, OK	73116

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (405) 841-2298

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Number of shares outstanding of the registrant’s $0.01 par value common stock as of May 3, 2004 were as follows: 16,644,073

LOCAL FINANCIAL CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$49,716	$58,746
Interest bearing deposits with other banks	47,200	24,400
Securities:
Available for sale	118,923	99,853
Held to maturity	264,526	277,571

Total securities	383,449	377,424
Loans receivable, net of allowance for loan losses of $31,980 at March 31, 2004 and $30,398 at December 31, 2003	2,200,062	2,240,565
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock, at cost	40,126	39,813
Premises and equipment, net	43,636	43,625
Assets acquired through foreclosure and repossession, net	195	893
Intangible assets, net	19,303	19,374
Current and deferred taxes, net	60	3,458
Other assets	74,901	73,245

Total assets	$2,858,648	$2,881,543

Liabilities and Stockholders’ Equity
Deposits:
Demand	$910,022	$852,464
Savings	104,702	100,424
Time	907,069	946,062

Total deposits	1,921,793	1,898,950
Advances from the Federal Home Loan Bank of Topeka	600,019	637,219
Securities sold under agreements to repurchase	53,646	66,367
Senior Notes	21,295	21,295
Other liabilities	15,941	20,156
Junior subordinated debentures	62,115	62,115

Total liabilities	2,674,809	2,706,102

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 21,070,817 shares issued and 16,613,073 shares outstanding at March 31, 2004 and 20,994,517 shares issued and 16,536,773 shares outstanding at December 31, 2003	211	210
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none outstanding	—	—
Additional paid-in capital	211,096	210,083
Retained earnings	186,741	179,590
Treasury stock, 4,457,744 shares at March 31, 2004 and at December 31, 2003, at cost	(214,811)	(214,811)
Accumulated other comprehensive income, net of tax	602	369

Total stockholders’ equity	183,839	175,441

Total liabilities and stockholders’ equity	$2,858,648	$2,881,543

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Interest income:
Loans	$31,167	$33,049
Securities available for sale	1,077	2,108
Securities held to maturity	2,548	4,154
Federal Home Loan Bank of Topeka and Federal Reserve Bank stock	371	361
Other investments	108	22

Total interest income	35,271	39,694
Interest expense:
Deposit accounts	7,070	8,960
Advances from the Federal Home Loan Bank of Topeka	6,318	6,479
Securities sold under agreements to repurchase	104	107
Senior Notes	629	629
Junior subordinated debentures	1,162	—
Trust preferred securities	—	1,178

Total interest expense	15,283	17,353
Net interest income	19,988	22,341
Provision for loan losses	(2,000)	(1,800)

Net interest income after provision for loan losses	17,988	20,541
Noninterest income:
Deposit related income	5,985	5,476
Loan fees and loan service charges	654	653
Net gains on sale of assets	610	136
Other	1,838	1,560

Total noninterest income	9,087	7,825

Noninterest expense:
Compensation and employee benefits	8,135	10,566
Equipment and data processing	1,783	1,700
Occupancy	1,509	1,338
Advertising	105	127
Professional fees	1,531	263
Other	3,338	3,741

Total noninterest expense	16,401	17,735

Income before provision for income taxes	10,674	10,631
Provision for income taxes	3,523	3,561

Net income	$7,151	$7,070

Earnings per share:
Net income:
Basic	$0.43	$0.40

Diluted	$0.41	$0.38

Average shares outstanding:
Basic	16,573,705	17,797,691

Diluted	17,497,261	18,408,968

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash provided (absorbed) by operating activities:
Net income	$7,151	$7,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	1,800
Deferred income tax (benefit)	263	(607)
Accretion of discounts and amortization of deferred fees on loans acquired and securities, net	304	200
Depreciation and amortization	1,275	1,381
Net change in loans held for sale	(2,077)	(2,385)
Net gains on sale of assets	(610)	(136)
Stock dividends received from Federal Home Loan Bank	(313)	—
Change in other assets	(3,676)	(2,981)
Change in other liabilities	1,062	4,488

Net cash provided by operating activities	5,379	8,830

Cash provided (absorbed) by investing activities:
Proceeds from principal collections on securities	19,648	111,929
Purchases of securities	(25,641)	(45,869)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	—	(1,361)
Purchases of bank owned life insurance	—	(10,000)
Change in loans receivable, net	40,603	(56,710)
Proceeds from disposal of assets acquired through foreclosure and repossession	784	792
Purchases of premises and equipment	(1,240)	(1,975)
Proceeds from sales of premises and equipment	552	279

Net cash provided (absorbed) by investing activities	34,706	(2,915)

Cash provided (absorbed) by financing activities:
Change in transaction accounts	61,836	4,744
Change in time deposits	(38,993)	(16,136)
Change in securities sold under agreements to repurchase	(12,721)	(18,661)
Proceeds from advances from the Federal Home Loan Bank	46,700	437,920
Repayments of advances from the Federal Home Loan Bank	(83,900)	(410,704)
Proceeds from the issuance of common stock	763	1,090
Purchase of treasury stock	—	(1,349)

Net cash absorbed by financing activities	(26,315)	(3,096)

Net change in cash and cash equivalents	13,770	2,819
Cash and cash equivalents at beginning of period	83,146	58,366

Cash and cash equivalents at end of period	$96,916	$61,185

Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest	$16,570	$18,310

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to assets acquired through foreclosure and repossession	$86	$1,157

Payable on treasury stock purchase	$—	$5,206

The accompanying notes are an integral part of these consolidated financial statements.

LOCAL FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Pending Merger and Basis of Presentation

On January 22, 2004, International Bancshares Corporation (“IBC”) and Local Financial Corporation (“Local Financial” or the “Company”) announced that they had signed a definitive agreement pursuant to which IBC will acquire Local Financial for approximately $385 million in cash and stock.

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

IBC has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 concerning the transaction. The Form S-4 registration statement includes a proxy statement/prospectus (“Proxy Statement/Prospectus”). Local Financial has mailed the Proxy Statement/Prospectus to its stockholders in connection with the Company’s 2004 Annual Meeting of Stockholders, at which the Company’s stockholders will vote upon the merger transaction with IBC.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Local Financial Form 10-K for the year ended December 31, 2003 as filed with the SEC.

(2)	Stock Compensation

The Company applies the intrinsic-value based method of accounting prescribed by APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Accordingly, no compensation cost has been recognized for its stock options rights. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and as provided for under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, the Company’s net income for the three months ended March 30, 2004 and 2003 would have been decreased to the pro forma amounts below (dollars in thousands, except share data):

	March 31,
	2004	2003
Net income as reported	$7,151	$7,070
Deduct: Total stock-based employee compensation expense determined under fair value-based method for awards, net of related tax effects	(90)	(104)

Pro forma net income	$7,061	$6,966

Earnings per share:

Basic — as reported	$0.43	$0.40

Basic — pro forma	$0.43	$0.39

Diluted — as reported	$0.41	$0.38

Diluted — pro forma	$0.40	$0.38

(3)	Loans Receivable

Loans receivable are summarized below at amortized cost (dollars in thousands):

	March 31, 2004	December 31, 2003
Residential real estate	$373,526	$370,926
Commercial	1,718,443	1,763,306
Held for sale	13,839	11,762
Consumer	126,234	124,969

Total loans	2,232,042	2,270,963
Less:
Allowance for loan losses	(31,980)	(30,398)

Loans receivable, net	$2,200,062	$2,240,565

(4)	Advances from the Federal Home Loan Bank of Topeka (“FHLB”)

Advances from the FHLB are summarized as follows (dollars in thousands):

	March 31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
	Balance	Contractual Rate	Balance	Contractual Rate
Fixed rate	$600,019	4.14%	$627,219	4.01%
Variable rate	—	—	10,000	1.16

	$600,019	4.14%	$637,219	3.97%

Additionally, the Company had outstanding letters of credit with the FHLB of approximately $148.8 million and $116.7 million at March 31, 2004 and December 31, 2003, respectively. The letters of credit have one-year terms or less and were pledged to secure certain deposits.

The FHLB requires the Company to hold eligible assets with a lending value, as defined, at least equal to FHLB advances and letters of credit issued. Eligible assets can include such items as first and second mortgage loans, multifamily mortgage loans, commercial and construction real estate loans, small business loans and investment securities, which are not already pledged or otherwise encumbered. At March 31, 2004, the Company had approximately $813.5 million in eligible assets pledged against FHLB advances.

At March 31, 2004, the Company had additional borrowing capacity of approximately $232.6 million under the FHLB credit policy.

Scheduled principal repayments of advances from the FHLB at March 31, 2004 were as follows (dollars in thousands):

		Weighted
		Average
Years ending December 31,	Amount	Contractual Rate
2004	$—	—%
2005	—	—
2006	100,000	3.35
2007	—	—
2008 and thereafter	500,019	4.30

	$600,019	4.14%

(5)	Securities Sold Under Agreements to Repurchase

Periodically, the Company provides securities sold under agreements to repurchase to customers as a part of the commercial banking operations. The securities underlying the agreements were under the Company’s control at March 31, 2004 and December 31, 2003 and are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003
Average outstanding balance	$58,869	$45,268
Weighted average interest rate during the period	0.71%	0.79%
Maximum month-end balance	$58,494	$76,366
Outstanding balance at end of period	53,646	66,367
Weighted average interest rate at end of period	0.70%	0.72%
Mortgage-backed securities securing the agreements at period-end:
Carrying value	$76,056	$97,752
Estimated market value	76,480	97,098
Accrued interest payable at the end of the period	—	—

(6)	Stockholders’ Equity

The increase in stockholders’ equity during the three months ended March 31, 2004 came primarily as a result of earnings of $7.2 million. Additionally, the increase in common stock and additional paid-in capital during the three months ended March 31, 2004 of approximately $1.0 million included the exercise of 76,300 options to purchase the Company’s stock and tax benefits on employee stock options.

(7)	Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 consisted of (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$7,151	$7,070
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	233	355

Comprehensive income	$7,384	$7,425

(8)	Earnings Per Share

Basic net income per share is based upon the weighted average number of shares outstanding during the period. Stock options and warrants to purchase common stock are considered in diluted income per share calculations, if dilutive, and are computed using the treasury stock method.

The following table reconciles the net income and weighted average shares outstanding used in the calculation of basic and diluted net income per share for the three months ended March 31, 2004 and 2003:

	March 31, 2004
		Weighted
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount
Basic net income per share	$7,151,000	16,573,705	$0.43

Effect of dilutive securities:
Options	—	923,556

Diluted net income per share	$7,151,000	17,497,261	$0.41

	March 31, 2003
		Weighted
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount
Basic net income per share	$7,070,000	17,797,691	$0.40

Effect of dilutive securities:
Options	—	611,277

Diluted net income per share	$7,070,000	18,408,968	$0.38

Stock options to purchase 1,677,990 and 1,786,640 shares of common stock were outstanding as of March 31, 2004 and 2003, respectively, and were included in the computation of diluted net income per share.

(9)	Segments

The Company operates as one segment. The operating information used by the Company’s chief operating decision-maker for purposes of assessing performance and making operating decisions about the Company is the consolidated financial statements presented herein. The Company has one active operating subsidiary, namely, Local Oklahoma Bank (the “Bank”). The Bank, in turn, has one active operating subsidiary, Local Securities Corporation (“Local Securities”), which is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and provides retail investment products to customers of the Bank. While Local Securities qualifies as a separate operating segment, it is not considered material to the consolidated financial statements for the purposes of making operating decisions and does not meet the 10% threshold for disclosure under Statement No. 131, Disclosure About Segments of an Enterprise and Related Information.

In September 2001, July 2002 and October 2002, the Company formed Local Financial Capital Trust I, Local Financial Capital Trust II and Local Financial Capital Trust III, respectively, collectively (the “Trusts”). All are wholly-owned finance subsidiaries. They do not qualify as operating segments under SFAS No. 131 and have no independent operations and no other function other than the issuance of their securities and the related purchase of the junior subordinated debentures from Local Financial and to distribute payments referred thereon to the holders of their securities. Additionally, these Trusts are not consolidated in the consolidated statement of financial condition at December 31, 2003 and March 31, 2004.

(10)	New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R on December 31, 2003.

The impact of the adoption of FIN 46R resulted in $60.3 million of trust preferred securities along with $2.2 million in related deferred issuance costs no longer being included in the consolidated statement of financial condition of the Company beginning December 31, 2003. Instead, the Company now reports the junior subordinated debentures issued by Local Financial to the Trusts of $62.1 million as well as the equity investment of subsidiaries of $4.1 million and $4.0 million at December 31, 2003 and March 31, 2004, respectively. The deconsolidation of the Trusts as discussed above had no impact on stockholders’ equity or net income at December 31, 2003 or at March 31, 2004. The interest expense as reflected in the consolidated statements of operation related to these entities is shown as junior subordinated debentures in 2004 and trust preferred securities in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     A number of the presentations and disclosures in this Form 10-Q, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios of Local Financial.

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

     A reader should not place unjustified or excessive reliance on any forward-looking statements. They speak only as of the date made and are not guarantees, promises or assurances of what will happen in the future. Various factors, including those described above and those described in the Company’s Form 10-K for the year ended December 31, 2003 could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to be materially different from what has been anticipated or projected.

Pending Merger

     On January 22, 2004, IBC and Local Financial announced they had signed a definitive merger agreement pursuant to which IBC will acquire Local Financial. The merger transaction is expected to close in the summer of 2004 and is subject to various closing conditions, including receipt of all requisite regulatory approvals and the approval of the Local Financial stockholders. The Boards of Directors of both IBC and Local Financial have approved the transaction. For more information on the merger agreement, see Note 1 of the Notes to Consolidated Financial Statements in Item 1 hereof.

Financial Condition

     Assets. Total assets remained relatively stable at $2.9 billion for March 31, 2004 as compared to December 31, 2003. Refinancings, prompted by the low rate environment, as well as slower loan growth for the first quarter of 2004 contributed to a slight decrease in the Company’s loan portfolio of $38.9 million. Commercial loans decreased by $44.9 million or 2.5%, while residential and consumer loans increased by $2.6 million or 0.7% and $3.3 million or 2.4%, respectively, during the three months ended March 31, 2004. The Company’s securities portfolio increased slightly by $6.0 million or 1.6% as continuing maturities and paydowns totaling $19.6 million were partially offset by the purchase of $25.6 million in mortgage-backed securities during the quarter. Assets acquired through foreclosure and repossession declined $698,000 during the quarter due primarily to the sale of the repossessed assets of one of the Company’s commercial customers.

     Liabilities. Total liabilities decreased by $31.3 million or 1.2% during the three months ended March 31, 2004 due primarily to growth in the deposit base offset by lower borrowings. Total deposits reflected an increase of $22.8 million or 1.2% during the first quarter of 2004. The Company’s deposit base continues to be comprised substantially of core deposits, which were $1.855 billion or 93.9% of total deposits, and sweep accounts (repurchase agreements) at March 31, 2004 compared to $1.837 billion or 93.5% at December 31, 2003. Core deposits for the Company consist of total deposits, excluding brokered deposits, plus commercial customer sweep accounts. Advances from the FHLB of Topeka were reduced by $37.2 million or 5.8% during the first quarter 2004, as funding needs declined.

     Stockholders’ Equity. Stockholders’ equity increased from $175.4 million at December 31, 2003 to $183.8 million at March 31, 2004. The increase in stockholders’ equity came primarily as a result of earnings during the period of $7.2 million. The increase in common stock and additional paid-in capital during the period ended March 31, 2004 of $1.0 million included the exercise of 76,300 options to purchase the Company’s stock and tax benefits on employee stock options. At March 31, 2004, the Company and the Bank exceeded all regulatory requirements for capital adequacy. See “-Liquidity and Capital Resources”.

Results of Operations

First Quarter

     Net Income. Local Financial recorded net income of $7.2 million or $0.41 diluted earnings per share for the first quarter of 2004 compared to $7.1 million or $0.38 diluted earnings per share for the same period in 2003. Diluted earnings per share include the effect of the Company’s share repurchase program which resulted in 1.2 million fewer shares outstanding on average during the first quarter of 2004 compared to the first quarter of 2003. The most recent transaction under the Company’s share repurchase program was completed in August of 2003.

     Net Interest Income. The Company’s net interest income declined $2.4 million or 10.5% to $20.0 million for the quarter ended March 31, 2004 compared to the same period in 2003. The decrease in net interest income was primarily due to a 38 basis point decline in net interest margin, which was partially offset by a $34.1 million or 1.3% increase in average earning assets. Net interest margin, the ratio of net interest income to average earning assets, declined to 2.96% for the three months ended March 31, 2004 from 3.34% in the comparative period of the prior year. The decrease of net interest margin resulted from yields on earning assets falling more than rates paid on interest-bearing liabilities. The yield on the securities portfolio decreased 115 basis points and the yield on the loan portfolio decreased 68 basis points for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. However, the cost of the interest-bearing liabilities decreased only 38 basis points compared to the same period in the prior year. Negative rate variances resulting from the low interest rate environment will likely continue to drive net interest income lower over the next several quarters.

     On December 31, 2003, the Company adopted FASB Interpretation 46 (revised December 2003) and deconsolidated its three trust subsidiaries. As a result, the interest expense associated with the trust preferred securities is reflected in the Company’s consolidated statements of operations under the caption “Trust preferred securities” for prior periods, while it is included under the caption “Junior subordinated debentures” for the current period. See Note 10 of the Notes to Consolidated Financial Statements in Item 1 hereof.

     Provision for Loan Losses. The Company’s provision for loan losses increased slightly from $1.8 million during the first quarter of 2003 to $2.0 million during the first quarter of 2004. Charge-offs (net of recoveries) in the three-month period ended March 31, 2004 were $418,000 compared to $1.0 million in the same period in the prior year, a decrease of $598,000 or 58.9%. The net charge-offs represent an annualized rate of 0.07% and 0.19% of average loans for the first quarter of 2004 and 2003, respectively.

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

     Noninterest Income. The components of noninterest income are deposit related income, loan fees and loan service charges, net gains on sale of assets, and other income. Total noninterest income increased $1.3 million or 16.1% during the three months ended March 31, 2004 compared to the same period in the prior year. This increase was primarily due to a significant increase in deposit related income, which consists primarily of service charges and fees on deposit accounts, and the gain on sale of assets. Deposit related income rose $509,000 or 9.3% during the three month comparative periods.

Additionally, the Company recognized a gain of $536,000 on the sale of assets acquired through foreclosure during the first quarter of 2004.

     Noninterest expense. Total noninterest expense declined $1.3 million or 7.5% during the three months ended March 31, 2004 as compared to the same period in 2003. This decline came primarily as a result of a decrease in compensation and employee benefits which was partially offset by an increase in professional fees. Compensation and employee benefits include an executive benefit plan with a tax-offsetting bonus feature for non-qualified stock options issued to selected officers, which is expensed under the variable option accounting provisions. This bonus feature is expected to be paid at 2004 personal income tax rates, which resulted in a $1.6 million adjustment during the quarter ended March 31, 2004. Professional fees for the three months ended March 31, 2004 increased by $1.3 million and included $951,000 in legal and investment banking fees paid in relation to the pending merger. See Note 1 of the Notes to Consolidated Financial Statements in Item 1 hereof.

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

	Three Months Ended March 31,
	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Loans receivable(1)	$2,243,588	$31,167	5.60%	$2,130,782	$33,049	6.28%
Securities:
Available for sale(2)	98,582	1,077	4.37	163,885	2,108	5.15
Held to maturity	270,884	2,548	3.76	330,556	4,154	5.03

Total securities	369,466	3,625	3.92	494,441	6,262	5.07
Other earning assets(3)	92,732	479	2.07	46,492	383	3.30

Total interest-earning assets	2,705,786	35,271	5.25%	2,671,715	39,694	6.00%

Noninterest-earning assets	158,180			145,133

Total assets	$2,863,966			$2,816,848

Liabilities and Stockholders’ Equity
Deposits:
Transaction accounts(4)	$780,453	1,710	0.88%	$656,524	1,856	1.15%
Term certificates of deposit	926,326	5,360	2.33	982,598	7,104	2.93

Total deposits	1,706,779	7,070	1.67	1,639,122	8,960	2.22
FHLB advances	613,580	6,318	4.07	676,331	6,479	3.83
Securities sold under agreements to repurchase	58,869	104	0.71	46,531	107	0.93
Senior Notes	21,295	629	11.81	21,295	629	11.81
Junior subordinated debentures	62,115	1,162	7.48	—	—	—
Mandatorily redeemable trust preferred securities	—	—	—	60,250	1,178	7.82

Total interest-bearing liabilities	2,462,638	15,283	2.50%	2,443,529	17,353	2.88%

Noninterest-bearing liabilities	223,462			202,609
Stockholders’ equity	177,866			170,710

Total liabilities and stockholders’ equity	$2,863,966			$2,816,848

Net interest-earning assets	$243,148			$228,186

Net interest income/interest rate spread		$19,988	2.75%		$22,341	3.12%

Net interest margin			2.96%			3.34%

Ratio of average interest-earning to average interest-bearing			109.87%			109.34%

(1)	The average balance of loans receivable includes nonperforming loans, interest on which is recognized on a cash basis, and excludes the allowance for loan losses which is included in noninterest-earning assets.

(2)	Includes the market valuation accounts.

(3)	Includes interest-bearing deposits, Federal Home Loan Bank of Topeka stock and Federal Reserve Bank stock.

(4)	Includes passbook, NOW and money market accounts.

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

     The Company’s liquidity management is both a daily and long-term function of funds management. Liquid assets are generally placed in short-term investments such as overnight money funds and short-term government agency securities. If the Company requires funds beyond its ability to generate them internally, various forms of both short and long-term borrowings provide an additional source of funds. At March 31, 2004, the Company had approximately $232.6 million in available borrowing capacity with the FHLB.

     At March 31, 2004, the Company had outstanding loan commitments (including unused lines of credit) for home equity, commercial real estate and commercial business loans of approximately $413.9 million and an additional $12.1 million in performance standby letters of credit. Certificates of deposit, which are scheduled to mature within one year, totaled $595.8 million at March 31, 2004, and borrowings, which are scheduled to mature within the same period, totaled $21.3 million. The Company anticipates that sufficient funds will be available to meet its current loan total commitments and that, based upon past experience and current pricing policies, it can adjust the rates of certificates of deposit to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing borrowings.

     In September 1997, the Company issued $80.0 million of Senior Notes. As of March 31, 2004, the Company had purchased and retired $58.7 million of those outstanding Senior Notes. These transactions reduced future interest costs associated with those notes. The remaining $21.3 million of Senior Notes mature in September 2004 and have an annual debt service requirement of $2.3 million (or $1.15 million for each semi-annual period). However, in the event that the transaction between IBC and the Company closes when anticipated, the obligation of the Company pursuant to the Indenture may result in the purchase of the Senior Notes prior to their maturity date. See Note 1 of the Notes to Consolidated Financial Statements in Item 1 hereof.

     Capital Resources. Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2004, the Company exceeded all applicable capital requirements pursuant to the Risk-Based Capital Guidelines and was considered “well capitalized” by having a total risk-based capital ratio of 11.70%, a Tier 1 risk-based capital ratio of 10.44% and a leverage ratio of 7.86%. The Company includes its $60.3 million of trust preferred securities as part of its Tier 1 and total capital ratios to the extent allowed by regulation. While FASB Interpretation No. 46 required the Company to deconsolidate its three trust preferred security subsidiaries, the Federal Reserve Board has announced that, until further notice is given to the contrary, these trust preferred securities will continue to qualify as Tier 1 and total capital. See Note 10 of the Notes to the Consolidated Financial Statements in Item 1 hereof.

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

Contractual Obligations and Commitments

     The following tables present contractual cash obligations and commitments of the Company as of March 31, 2004. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements in Item 1 hereof and “—Liquidity and Capital Resources” (dollars in thousands):

	Payments due by Period
				More Than
		Less than	One to	Three to	Over
Contractual Cash Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$600,019	$—	$100,000	$—	$500,019
Securities sold under agreements to repurchase	53,646	53,646	—	—	—
Senior Notes	21,295	21,295	—	—	—
Junior subordinated debentures	62,115	—	—	—	62,115
Operating leases	7,392	973	1,484	919	4,016
Data processing maintenance obligation	548	274	274	—	—

Total contractual cash obligations	$745,015	$76,188	$101,758	$919	$566,150

	Amount of Commitment Expiration Per Period
				More Than
	Unfunded	Less than	One to	Three to	Over
Commitments	Commitments	One Year	Three Years	Five Years	Five Years
Lines of credit	$316,419	$169,318	$126,194	$13,129	$7,778
Standby letters of credit	12,069	10,855	1,214	—	—
Other commitments	97,497	10,943	7,348	28,911	50,295

Total commitments	$425,985	$191,116	$134,756	$42,040	$58,073

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management’s strategy is to evaluate asset and liability balances within maturity categories to control the Company’s exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.

     Management’s methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity “gap”, which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table summarizes the anticipated maturities or repricing of the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2004, based on the information and assumptions set forth in the notes below (dollars in thousands):

				More Than
		Three to	More Than	Three Years
	Within Three	Twelve	One Year to	to Five	Over Five
	Months	Months	Three Years	Years	Years	Total
Interest-earning assets(1):
Loans receivable(2)	$1,082,875	$310,099	$365,977	$307,553	$154,856	$2,221,360
Securities:
Available for sale(3)	7,466	17,098	66,767	23,794	2,872	117,997
Held to maturity	36,888	37,357	73,257	71,704	45,320	264,526
Other interest-earning assets(4)	133,177	3,865	—	—	—	137,042

Total	$1,260,406	$368,419	$506,001	$403,051	$203,048	$2,740,925

Interest-bearing liabilities:
Deposits(5):
Money market and NOW accounts	$365,942	$30,826	$65,142	$48,748	$186,975	$697,633
Passbook accounts	4,303	12,910	26,402	18,434	42,653	104,702
Certificates of deposit	231,495	365,020	244,082	65,741	731	907,069
FHLB advances(6)	—	—	100,000	—	500,019	600,019
Securities sold under agreements to repurchase	53,646	—	—	—	—	53,646
Senior Notes	—	21,295	—	—	—	21,295
Junior subordinated debentures(6)	10,310	10,310	—	—	41,495	62,115

Total	$665,696	$440,361	$435,626	$132,923	$771,873	$2,446,479

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$594,710	$(71,942)	$70,375	$270,128	$(568,825)	$294,446

Cumulative excess of interest-earnings assets over interest-bearing liabilities	$594,710	$522,768	$593,143	$863,271	$294,446	$294,446

Cumulative excess of interest-earning assets over interest-bearing liabilities as a percentage of total assets	20.80%	18.29%	20.75%	30.20%	10.30%	10.30%

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

(2)	Balances have been reduced for nonaccrual loans.

(3)	Does not include unrealized gain on securities classified as available for sale.

(4)	Comprised of cash and due from banks, deposits with other banks, Federal Home Loan Bank stock and Federal Reserve Bank stock.

(5)	Adjusted to take into account assumed annual decay rates, which were applied against money market, NOW and passbook accounts.

(6)	Adjustable-rate FHLB advances and junior subordinated debentures are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, while fixed rate FHLB advances and junior subordinated debentures are included in the period in which they are scheduled to mature.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit 31.1 — Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

     The Company filed the following Form 8-K during the quarter ended March 31, 2004:

1.	On January 23, 2004, a press release announcing the execution of an Agreement and Plan of Merger, dated January 22, 2004, between Local Financial and IBC was filed.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOCAL FINANCIAL CORPORATION
Date: May 7, 2004	By /s/ Edward A. Townsend
Edward A. Townsend
Chairman of the Board Chief Executive Officer

LOCAL FINANCIAL CORPORATION
Date: May 7, 2004	By/s/ Richard L. Park
Richard L. Park
Executive Vice President Chief Financial Officer

Form 10-Q
Index to Exhibits

Exhibit	Description
31.1	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002